Form 10QSB
period 2004-09-30
GURUNET CORP
filed 2004-11-29
CIK 1283073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-32255

                               GURUNET CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                   98-0202855
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)


                            Jerusalem Technology Park
                                   Building 98
                             Jerusalem 91481 Israel

           (ADDRESS INCLUDING ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

                                 +972-2-649-5123

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by an (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] NO [ ]

Indicate by an (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] NO [X]

As of November 19, 2004, the registrant had outstanding 4,920,551 shares of Common Stock, $0.001 par value per share.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Interim Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003    1

         Interim  Consolidated  Statements of Operations  for the three and nine months ended
            September 30, 2004 (unaudited) and 2003 ...................................................    2

         Interim  Consolidated  Statements  of Cash Flows for the nine months ended
            September 30, 2004 (unaudited) and 2003 ...................................................    3

         Notes to Interim Consolidated Financial Statements of September 30, 2004 (unaudited) .........    5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ........   11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ...................................   19

Item 4.  Controls and Procedures ......................................................................   19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ............................................................................   21

Item 2.  Changes in Securities and Use of Proceeds ....................................................   21

Item 3.  Defaults Upon Senior Securities ..............................................................   21

Item 4.  Submission of Matters to a Vote of Security Holders ..........................................   21

Item 5.  Other Information ............................................................................   21

Item 6.  Exhibits and Reports on Form 8-K .............................................................   21

SIGNATURES ............................................................................................   22

CERTIFICATIONS ........................................................................................   24

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

      In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management's current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in our most recent registration statement on Form SB-2 under the captions "Competition," "Proprietary Rights" and "Risk Factors," all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

GuruNet Corporation (Formerly Atomica Corporation) and Subsidiary
(A Development Stage Enterprise)
INTERIM CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                      SEPTEMBER 30, 2004     DECEMBER 31, 2003
                                                                                                       $                     $
                                                                                      ------------------     ----------------
                                                                                             (UNAUDITED)             (AUDITED)
                                                                                      ------------------     ----------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                                       651,871              123,752
 Receivables                                                                                      14,502               11,934
 Prepaid expenses                                                                                391,259               20,481
 Deferred charges, net                                                                         1,523,626              155,116
                                                                                          --------------       --------------
TOTAL CURRENT ASSETS                                                                           2,581,258              311,283
                                                                                          --------------       --------------

LONG-TERM DEPOSITS (RESTRICTED)                                                                  157,132              165,449
                                                                                          --------------       --------------

DEPOSITS IN RESPECT OF EMPLOYEE SEVERANCE OBLIGATIONS                                            422,701              339,651
                                                                                          --------------       --------------

PROPERTY AND EQUIPMENT, NET                                                                      200,571              206,408
                                                                                          --------------       --------------

OTHER ASSETS:
 Intangible asset, net                                                                            78,195                   --
 Capitalized software development costs, net                                                      31,760                   --
 Deferred tax asset, long-term                                                                    23,816               20,501
                                                                                          --------------       --------------
TOTAL OTHER ASSETS                                                                               133,771               20,501
                                                                                          --------------       --------------

TOTAL ASSETS                                                                                   3,495,433            1,043,292
                                                                                          ==============       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                                757,311              215,684
 Accrued expenses                                                                                286,482              326,186
 Accrued compensation                                                                            336,275              293,113
 Advances on account of shares and stock warrants                                                     --              200,000
 Convertible promissory notes, net of unamortized discount of $1,095,003 as of
   September 30, 2004                                                                          3,904,997                   --
 Deferred revenues, short-term                                                                   133,763               29,234
                                                                                          --------------       --------------

 TOTAL CURRENT LIABILITIES                                                                     5,418,828            1,064,217
                                                                                          --------------       --------------

LONG-TERM LIABILITIES:
 Liability in respect of employee severance obligations                                          520,975              431,025
 Deferred tax liability, long-term                                                                92,430               55,092
 Deferred revenues, long-term                                                                    477,721              537,404
                                                                                          --------------       --------------

 TOTAL LONG-TERM LIABILITIES                                                                   1,091,126            1,023,521
                                                                                          --------------       --------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY  (DEFICIT):
 Convertible preferred stock:
  Series A; $0.01 par value; 130,325 shares authorized, issued, and outstanding as of December 31, 2003; aggregate liquidation preference of $300,000; zero
   shares outstanding as of September 30, 2004                                                        --                1,303
  Series B; $0.01 par value; 217,203 shares authorized; 181,112 shares issued and outstanding as of December 31, 2003; aggregate liquidation preference of
   $1,350,000; zero shares outstanding as of September 30, 2004                                       --                1,811
  Series C; $0.01 par value; 260,643 shares authorized; 238,119 shares issued and outstanding as of December 31, 2003; aggregate liquidation preference of
   $2,750,000; zero shares outstanding as of September 30, 2004                                       --                2,381
  Series D; $0.01 par value; 824,646 shares authorized as voting stock and 21,721 shares authorized as non-voting stock; 807,468 shares of voting stock and
   15,024 shares of non-voting stock issued and outstanding as of December 31, 2003;
   aggregate liquidation preference of $28,400,000; zero shares outstanding as of
   September 30, 2004                                                                                 --                8,225
Common stock; $0.001 par value; 30,000,000 and 2,856,937 shares authorized as of
   September 30, 2004 and December 31, 2003, respectively; 1,727,373 and 353,876 shares issued and outstanding as of September 30, 2004 and December 31, 2003,
   respectively                                                                                    1,727                  355
Additional paid-in capital                                                                    36,801,365           33,100,368
Deferred compensation                                                                            (49,209)            (125,873)
Accumulated other comprehensive loss                                                             (27,418)             (27,418)
Deficit accumulated during development stage                                                 (39,740,986)         (34,005,598)
                                                                                          --------------       --------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                          (3,014,521)          (1,044,446)
                                                                                          --------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                           3,495,433            1,043,292
                                                                                          ==============       ==============

See accompanying notes to the interim consolidated financial statements

GuruNet Corporation (Formerly Atomica Corporation) and Subsidiary
(A Development Stage Enterprise)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED       CUMULATIVE FROM
                                                                SEPTEMBER 30                    SEPTEMBER 30     DECEMBER 22, 1998
                                                 ---------------------------    ----------------------------   (INCEPTION) THROUGH
                                                         2004          2003            2004            2003     SEPTEMBER 30, 2004
                                                 ------------   ------------    ------------    ------------    ------------------
                                                            $              $               $               $                     $
                                                 ------------   ------------    ------------    ------------    ------------------
                                                  (UNAUDITED)    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)           (UNAUDITED)
                                                 ------------   ------------    ------------    ------------    ------------------
REVENUE                                                53,163         10,604         117,038          19,080             1,345,552
Cost of revenue                                       157,854        149,599         433,612         538,182             3,338,325
                                                 ------------   ------------    ------------    ------------    ------------------

GROSS MARGIN                                         (104,691)      (138,995)       (316,574)       (519,102)           (1,992,773)
                                                 ------------   ------------    ------------    ------------    ------------------

OPERATING EXPENSES
 Research and development                             271,489        233,688         789,962         736,647            18,335,551
 Sales and marketing                                  159,564        148,168         700,049         356,435             9,348,636
 General and administrative                           221,805        169,589         636,335         546,442             7,026,056
 Loss in connection with shut-down of operations           --             --              --              --             1,048,446
                                                 ------------   ------------    ------------    ------------    ------------------

TOTAL OPERATING EXPENSES                              652,858        551,445       2,126,346       1,639,524            35,758,689
                                                 ------------   ------------    ------------    ------------    ------------------

OPERATING LOSS                                       (757,549)      (690,440)     (2,442,920)     (2,158,626)          (37,751,462)

Interest income (expense), net                     (1,397,322)         1,128      (3,247,774)          6,105            (1,440,056)
Other income (expense), net                            (6,646)       (23,918)        (10,671)          3,498              (480,854)
                                                 ------------   ------------    ------------    ------------    ------------------

LOSS BEFORE INCOME TAXES                           (2,161,517)      (713,230)     (5,701,365)     (2,149,023)          (39,672,372)

Income tax expenses                                    (7,010)            --         (34,023)             --               (68,614)
                                                 ------------   ------------    ------------    ------------    ------------------

NET LOSS                                           (2,168,527)      (713,230)     (5,735,388)     (2,149,023)          (39,740,986)
                                                 ============   ============    ============    ============    ==================


BASIC AND DILUTED NET LOSS PER COMMON SHARE             (1.26)         (2.02)          (3.64)          (6.07)               (62.80)
                                                 ============   ============    ============    ============    ==================

WEIGHTED AVERAGE SHARES USED IN COMPUTING
BASIC AND DILUTED NET LOSS PER COMMON SHARE         1,727,373        353,876       1,574,923         353,876               632,857
                                                 ============   ============    ============    ============    ==================



See accompanying notes to the interim consolidated financial statements.

GuruNet Corporation (Formerly Atomica Corporation) and Subsidiary
(A Development Stage Enterprise)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                                                CUMULATIVE FROM
                                                                                                              DECEMBER 22, 1998
                                                                                                                    (INCEPTION)
                                                                                                                        THROUGH
                                                                            NINE MONTHS ENDED SEPTEMBER 30        SEPTEMBER 30,
                                                                           -------------------------------    -----------------
                                                                                    2004              2003                 2004
                                                                           -------------     -------------    -----------------
                                                                                       $                 $                    $
                                                                           -------------     -------------    -----------------
                                                                             (UNAUDITED)       (UNAUDITED)          (UNAUDITED)
                                                                           -------------     -------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                                      (5,735,388)       (2,149,023)         (39,740,986)
ADJUSTMENTS TO RECONCILE NET LOSS TO NET CASH USED IN OPERATING
 ACTIVITIES:
 Depreciation and amortization of tangible and intangible assets                  92,061           202,164            2,184,990
 Deposits in respect of employee severance obligations                           (83,050)          (94,751)            (422,701)
 Loss on sale and write off of property and equipment in connection
  with shut-down of operations                                                        --                --              780,475
 Other loss on sale and write off of property and equipment                           --                --              549,802
 Settlement of obligations for other than cash                                        --                --              225,589
 Increase in liability in respect of employee severance obligations               89,950           101,273              520,975
 Deferred income taxes                                                            34,023                --               68,614
 Stock issued for domain name                                                         --                --                1,500
 Issuance of stock options and warrants to non-employees for
  services rendered                                                               16,570                --              222,603
 Revaluation of options issued to non-employees for services rendered                 --                --              (42,789)
 Amortization of deferred compensation                                            21,624                --              111,146
 Amortization of deferred charges relating to promissory notes                   660,826                --              660,826
 Amortization of discounts on promissory notes                                 2,190,008                --            2,190,008
CHANGES IN OPERATING ASSETS AND LIABILITIES:
 Decrease (increase) in accounts receivable and other current assets            (373,346)          363,659             (404,205)
 Increase (decrease) in accounts payable                                         (54,420)           96,563              161,264
 Increase (decrease) in accrued expenses and other current liabilities             3,458           (42,295)             634,441
 Increase in short-term deferred revenues                                         61,037             9,329               90,271
 Increase (decrease) in long-term deferred revenues                              (16,191)          460,174              521,213
                                                                           -------------     -------------        -------------
NET CASH USED IN OPERATING ACTIVITIES                                         (3,092,838)       (1,052,907)         (31,686,964)
                                                                           -------------     -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                            (82,479)          (23,183)          (3,985,505)
 Proceeds from sale of property and equipment                                         --                --               54,415
 Capitalization of software development costs                                    (33,500)               --              (33,500)
 Purchase of intangible asset                                                    (80,200)               --              (80,200)
 Decrease (increase) in long-term deposits                                         8,317            51,064             (150,265)
                                                                           -------------     -------------        -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (187,862)           27,881           (4,195,055)
                                                                           -------------     -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of loan                                                                    --                --              (20,000)
 Proceeds from loan                                                                   --                --                6,500
 Proceeds from issuance of convertible preferred stock, net                           --                             32,800,000
 Proceeds from issuance of common stock                                               --                --               57,500
 Proceeds from issuance of promissory notes                                    4,800,000           100,000            5,000,000
 Exercise of common stock options                                                     --                --                1,000
 Deferred charges relating to promissory notes and initial public offering      (991,181)               --           (1,146,297)
 Issuance costs                                                                       --                --             (130,697)
                                                                           -------------     -------------        -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      3,808,819           100,000           36,568,006
                                                                           -------------     -------------        -------------

Effect of exchange rate changes on cash and cash equivalents                          --           (10,876)             (34,116)
                                                                           -------------     -------------        -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             528,119          (935,902)             651,871

Cash and cash equivalents at beginning of period                                 123,752         1,438,180                   --
                                                                           -------------     -------------        -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       651,871           502,278              651,871
                                                                           =============     =============        =============

See accompanying notes to the interim consolidated financial statements

GuruNet Corporation (Formerly Atomica Corporation) and Subsidiary
(A Development Stage Enterprise)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)

--------------------------------------------------------------------------------

                                                                                                                CUMULATIVE FROM
                                                                                                              DECEMBER 22, 1998
                                                                                                                    (INCEPTION)
                                                                                                                        THROUGH
                                                                            NINE MONTHS ENDED SEPTEMBER 30        SEPTEMBER 30,
                                                                           -------------------------------    -----------------
                                                                                    2004              2003                 2004
                                                                           -------------     -------------    -----------------
                                                                                       $                 $                    $
                                                                           -------------     -------------    -----------------
                                                                             (UNAUDITED)       (UNAUDITED)          (UNAUDITED)
                                                                           -------------     -------------    -----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Income taxes paid                                                                40,997             8,588               89,729
                                                                           =============     =============    =================

NON-CASH INVESTING AND FINANCING ACTIVITIES:
 Stock issued for domain name                                                         --                --               1,500
 Issuance of common stock in lieu of loan repayments                                  --                --               6,500
 Common stock issued in exchange for notes receivable                                 --                --           1,842,900
 Repurchase of stockholders' common stock and cancellation of notes
  receivable                                                                          --                --          (1,842,900)
 Conversion of preferred stock into common stock                                  13,720                --              13,720
 Issuance of warrants to non-employees                                           589,188                --             589,188
 Amortization of deferred charges relating to warrants                           147,080                --             147,080
 Deferred charges recorded to accounts payable                                   596,047                               596,047
 Forfeiture of options granted to an employee                                     55,040                --              55,040


















See accompanying notes to the interim consolidated financial statements

NOTE 1 - BUSINESS

       GuruNet Corporation ("the Parent"), formerly Atomica Corporation (a Development Stage Enterprise), was founded as a Texas corporation on December 22, 1998, and reorganized as a Delaware corporation in April 1999. On December 27, 1998 the Parent formed a subsidiary ("the Subsidiary") based in Israel, primarily for the purpose of providing research and development services to the Parent. GuruNet Corporation and the Subsidiary are collectively referred to as "the Company". The Company develops, markets and sells technology that intelligently and automatically integrates and retrieves information from disparate sources and delivers the result in a single consolidated view.

       The Company incurred approximately $39.7 million and $31.7 million of net losses and negative cash flows from operations, respectively, during its initial period of operations through September 30, 2004. The Company had $651,871 in cash and cash equivalents at September 30, 2004. The Company's working capital deficiency at September 30, 2004 was $2,837,570. These factors raise substantial doubt as to the ability of the Company to continue as a going concern as of the balance sheet date, September 30, 2004. However, as a result of funds raised in the initial public offering ("IPO") (see note 12) and other factors, the Company believes that it will be able it to continue its operations for at least the twelve month period subsequent to the balance sheet date.

       The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2003. The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

NOTE 2 - REVENUE RECOGNITION

       (a) In 2003, the Company sold lifetime subscriptions to its consumer product and did not recognize revenue from those sales since the obligation to continue serving such content had no defined termination date and adequate history to estimate the life of the customer relationship was not available. Cash received from such lifetime licenses is reflected as long-term deferred revenues on the accompanying balance sheets. Beginning April 2004, certain users who purchased lifetime subscriptions in 2003, exchanged their lifetime subscriptions for free two-year subscriptions to a newer enhanced version of the GuruNet product. The cash previously received from such users will be recognized over the new two-year subscription. During the three months and nine months ended September 30, 2004, the Company recognized approximately $10,000 and $16,000 of such revenues, respectively.

       (b) The Company generates advertising revenues through pay-per-click keyword advertising. When a user searches sponsored keywords, an advertiser's Website is displayed in a premium position and identified as a sponsored result to the search. Generally, the Company does not contract directly with advertisers, but rather, those advertisers contract with a third party. The third party is obligated to pay the Company a portion of the revenue it receives from advertisers, as compensation for the Company's sale of promotional space on its Internet properties. Amounts received from such third parties are reflected as revenue on the accompanying statement of operations in the period in which such advertising services were provided.

NOTE 3 - FUNCTIONAL CURRENCY

       Beginning January 2004, the financial statements of the Subsidiary were measured using the U.S. dollar as its functional currency, due to significant changes in economic facts and circumstances.

NOTE 4 - ACCOUNTING FOR STOCK-BASED COMPENSATION

       As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION", the Company utilizes the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations, to account for stock option plans for employees and directors. Compensation cost for stock options, if any, would be measured as the excess of the estimated market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

       The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION--TRANSITION AND DISCLOSURE", for awards to its directors and employees. For disclosure purposes only, the fair value of options granted to employees and directors is estimated on the date of grant using the minimum-value method with the following weighted average assumptions: no dividend yield; risk-free interest rates of 2.18% to 6.68%; and an expected life of three to five years. The fair value of options granted to employees and directors subsequent to May 12, the date of the Company's first filing with the U.S. Securities and Exchange Commission in connection with its IPO, are measured, for disclosure purposes only, according to the Black-Scholes option-pricing model with the following weighted average assumptions: . no dividend yield; risk-free interest rates of 3.58% to 3.78%; volatility of 67.45%; and an expected life of four years.

       The following illustrates the effect on net loss and net loss per share if the Company had applied the fair value method of SFAS No. 123, for accounting purposes:

                                                                                            NINE MONTHS ENDED   CUMULATIVE FROM
                                                            THREE MONTHS ENDED   ----------------------------         INCEPTION
                                                                  SEPTEMBER 30                   SEPTEMBER 30           THROUGH
                                                ------------------------------   ----------------------------     SEPTEMBER 30,
                                                         2004             2003            2004           2003              2004
                                                -------------    -------------   -------------  -------------   ---------------
                                                            $                $               $              $                 $
                                                -------------    -------------   -------------  -------------   ---------------
                                                  (UNAUDITED)      (UNAUDITED)     (UNAUDITED)    (UNAUDITED)       (UNAUDITED)
                                                -------------    -------------   -------------  -------------   ---------------
Net loss, as reported                              (2,168,527)        (713,320)     (5,735,388)    (2,149,023)      (39,740,986)
Add:
 Stock-based compensation expense to
 employees included in reported net
 loss, net of related tax effects                       4,063               --          21,624             --            36,619
Deduct:
 Stock-based compensation expense to
 employees and directors determined
 under fair value based method for all
 awards, net of related tax effects                   (24,064)          (4,507)        (47,580)       (14,236)         (197,934)
                                                -------------    -------------   -------------  -------------   ---------------

Net loss, pro-forma                                (2,188,528)        (717,737)     (5,761,344)    (2,163,259)      (39,902,301)
                                                =============    =============   =============  =============   ===============

Net loss per common share, basic and diluted:

As reported                                             (1.26)           (2.02)          (3.64)         (6.07)           (62.80)
                                                =============    =============   =============  =============   ===============
Pro-forma                                               (1.27)           (2.03)          (3.66)         (6.11)           (63.05)
                                                =============    =============   =============  =============   ===============

NOTE 5 - NET LOSS PER SHARE DATA

       Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, "EARNINGS PER SHARE". Diluted net loss per share is the same as basic net loss per share as the inclusion of 839,900 outstanding stock options and 1,372,048 convertible preferred stock, until their conversion in January 2004 (see Note 10), would be anti-dilutive. Share and per-share data presented throughout the financial statements and notes reflect a 1-for-23 reverse stock split that the Company declared in January 2004.

NOTE 6 - INTANGIBLE ASSETS

       In March 2004, the Company purchased the domain name Answers.com for $80,200. The domain name is being amortized over the life of the asset which is estimated at 10 years.

NOTE 7 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

       Beginning the second quarter of 2004, the Company has capitalized certain internal use software and Website development costs totaling $33,500, in accordance with Statement of Position (SOP) 98-1, "ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE", and EITF 00-2, "ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS". The capitalized costs are amortized over their estimated useful lives, which varies between two and four years.

NOTE 8 - DEFERRED CHARGES, NET

                                                                             SEPTEMBER 30,       DECEMBER 31,
                                                                                      2004               2003
                                                                             -------------      -------------
                                                                                         $                  $
                                                                             -------------      -------------
                                                                               (UNAUDITED)          (AUDITED)
                                                                             -------------      -------------
       Issuance costs relating to convertible promissory notes                   1,118,734           130,018
       Issuance costs relating to warrants                                         147,080            25,098
       Issuance costs relating to IPO                                            1,065,718                --
                                                                             -------------      -------------

                                                                                 2,331,532           155,116
       Less:
        Charges deducted from paid-in capital                                     (147,080)               --
        Amortization to interest expense                                          (660,826)               --
                                                                             -------------      -------------

                                                                                 1,523,626           155,116
                                                                             =============      =============

       The costs incurred in connection with obtaining the promissory notes and warrants (see Note 9) and with the IPO, which transpired subsequent to balance sheet date on October 13, 2004 (the "IPO Effective Date") (See
       Note 12), were recorded as deferred charges on the accompanying balance sheet. The charges relating to the promissory notes are amortized to interest expense over one year, the life of the notes. The charges relating to the warrants were deducted from additional paid-in capital upon issuance of the warrants. The charges relating to the IPO will be reflected as a reduction to equity on the IPO Effective Date. Further, upon conversion of the notes into common shares on such date, the Company will reduce its paid in capital by any unamortized deferred charges relating to the notes converted. The portion of the deferred charges relating to the notes that are repaid at the IPO Effective Date will be charged to interest expense.

NOTE 9 - CONVERTIBLE PROMISSORY NOTES

       On January 30, 2004, and February 17, 2004, the Company issued, in aggregate, $5 million of 8% Convertible Promissory Notes (the "Notes"). The aggregate principal amount of the Notes includes $200,000 previously advanced to the Company by investors, in 2003, that was converted into Notes in conjunction with the $5 million funding. The Notes were due on the earlier of one year after their issuance or the consummation of an IPO. Upon consummation of an IPO, a minimum of 50% (and up to 100% at the election of each note holder) of the principal amount of the Notes were to be converted into shares of Common Stock at a conversion price equal to 75% of the offering price of the IPO (the "Offering Price"). Notwithstanding, in October 2004, prior to the IPO Effective Date, note holders, holding $1,350,000 of the notes, were contractually obligated to surrender their Notes to the Company for repayment and were not able to convert any portion into shares (See Note 12b).

       On October 13, 2004, the Company completed its IPO and $1,840,000 of the Notes converted into 490,678 shares of common stock. The remaining $3,160,000 of the Notes was repaid subsequent to the IPO closing date.

       The Notes were secured by substantially all of the assets of the Company, other than the stock of the Subsidiary, which was to be pledged upon receipt of all third party consents required for such pledge. In connection with the issuance of the Notes, the Company also issued warrants to acquire an aggregate 1,700,013 shares of Common Stock at an exercise price per share equal to 120% multiplied by the greater of (1) $6.00, and (2) the Offering Price (the "Warrants"). Each note holder received one warrant for every $3 funded through the Notes, with the exception of the note holders who advanced the Company $200,000, in 2003, who received one warrant for every $2 funded. The warrants will become exercisable on December 31, 2004. Notwithstanding, subsequent to the balance sheet date the Company cancelled 450,004 of the aforesaid 1,700,013 warrants (see Note 12b).

       In connection with the original issuance of the Bridge Notes and warrants in January 2004, the Company also issued a warrant to the lead purchaser in the financing, to purchase 265,837 shares of common stock at an exercise price equal to 75% of the Offering Price per share.

       The Notes were also subject to various restrictions, including limitations on the Company's ability to merge with another business entity, using proceeds solely for working capital purposes, selling a substantial portion of assets not in the ordinary course of business, incurring indebtedness greater than $100,000, paying dividends and entering into transactions that result in a change of control. Further, the Notes also provided that upon an event of default, including the Company's bankruptcy, or the Company's failure to make any cash payment required under any of the documents executed in connection with the issuance of the Notes, termination of the Company's planned IPO or violation of any of the restrictions noted above, the Note holders could require the Company to repurchase the Notes at 115% of the outstanding principal amount, plus accrued interest. In the event an IPO was not consummated within 180 days of the Notes issue dates ("IPO Due Date"), the Company was obligated to file with the Securities & Exchange Commission a "shelf" registration which will cover the resale of all the shares of common stock issuable upon conversion of the Promissory Notes, and upon exercise of the Warrants for an offering to be made on a continuous basis pursuant to Rule 415. In addition, the Company would be liable to pay the note holders liquidated damages in the amount of 1% or 1.5% of the aggregate purchase price of the Notes for each month subsequent to the uncured occurrence of certain events, as defined in the Securities Purchase Agreement, including if the IPO had not occurred on or prior to the IPO Due Date or a shelf registration was not filed on or prior to the fifth day following the IPO Due Date or was not declared effective. During the three months ended September 30, 2004, the Company incurred approximately $161,000 of such liquidated damages, and such amount is included in interest expense on the accompanying Statement of Operations.

       In the Company's estimation, approximately $809,000 of the aforesaid $5 million related to the value of the Warrants, resulting in a note discount of $809,000. Additionally, the Company recorded an additional note discount, with a corresponding increase in paid-in capital, of approximately $2,476,000, to account for the beneficial conversion terms that the promissory note holders received, in comparison to the expected IPO offering price. In accordance with EITF 00-27, the aforesaid note discount was amortized to interest expense over the life of the promissory notes, which was one year. On the IPO Effective Date, the unamortized discount relating to the portion of the notes that converted into shares will be immediately recognized as interest expense. To the extent that the notes are repaid, the portion of equity recorded in respect of the beneficial conversion feature will be decreased, pro-rata, and gain on extinguishment of debt will be recorded.

NOTE 10 - STOCKHOLDERS' EQUITY (DEFICIT)

       (a) As of December 31, 2003, the Company's share capital was comprised of common stock and four separate classes of convertible preferred stock. In January 2004, in connection with and as a condition to the issuance of the convertible promissory notes (see Note 9), the Company declared a 1-for-23 reverse stock split. In addition, the preferred stockholders, as a class, agreed to convert all of the 1,372,048 shares of the Company's issued and outstanding preferred stock into common stock.

       (b) In January 2004, the Company adopted the 2004 Stock Option Plan (the 2004 Plan), authorizing 866,000 options for future grants. As a result, no further grants can be made under the 2003 Option Plan and the remaining shares reserved under this plan were canceled.

       (c) In July 2004, the Company decided to grant the holders of the Convertible Promissory Notes and Warrants an aggregate of 750,002 additional warrants, of which 198,530 were cancelled subsequent to balance sheet date (see Note 12b). Each holder received approximately 0.44 warrants for each bridge warrant previously held. In connection therewith, the Company recorded an additional deferred charge with a corresponding increase in paid-in capital, of approximately $357,000, to account for the additional benefit that the convertible promissory holders received. The aforesaid deferred charge was amortized to interest expense over the remaining life of the promissory notes. On the IPO Effective Date, the unamortized balance of such deferred charges will be immediately recognized as interest expense.

       (d) During the nine months ended September 30, 2004, the Company granted in aggregate 412,664 stock options to directors, officers, employees and non-employees. No stock options were granted during the third quarter of 2004.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

       (a) Future minimum lease payments under non-cancelable operating leases as of September 30, 2004 are as follows:

              YEAR ENDING DECEMBER 31                              $
                                                         -----------
              2004                                            44,934
              2005                                           179,736
              2006                                            47,980
              2007                                            12,930
                                                         -----------

                                                             285,580
                                                         ===========

       (b) As security for future rental commitments the Subsidiary provided a bank guarantee in the amount of approximately $112,000.

       (c) All of the Subsidiary's obligations to its bank, including the bank guarantee that such bank made to the Subsidiary's landlord, are secured by a lien on all of the Subsidiary's deposits at such bank. As of September 30, 2004, deposits at such bank amounted to $274,215, including a long-term deposit of $101,359.

       (d) In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting and marketing arrangements. Effective January 1, 2004, the Company entered into a licensing agreement with one of its content providers through December 2006 at a total cost of $50,000. On May 25, 2004, the Company entered into an additional agreement to license content from one of its providers, through August 2007, for an aggregate amount of $215,000.

       (e) In December 2002, the Company implemented a reorganization (the "December 2002 Reorganization") which substantially reduced the Company's expenditures. The December 2002 Reorganization included staff reductions of fifteen persons, or approximately 52% of the Company's work force, including senior management, professional services, sales and marketing, research and development and administrative staff. The December 2002 Reorganization also included the shutdown of the Company's California office and resulted in a loss on the disposal of fixed assets. In total, the Company incurred a loss of approximately $1,048,000 in connection with the December 2002 Reorganization, of which $780,000 related to the disposal of fixed assets and $265,000 related to an accrual for salaries, benefits and office and equipment lease obligations that the Company recorded as of December 31, 2002. Of the amount accrued, $218,000 was paid during 2003, $13,000 was paid during the first three quarters of 2004 and $34,000 which relates to a lease obligation for equipment no longer in use, remains outstanding as of September 30, 2004.

NOTE 12 - SUBSEQUENT EVENTS

       (a) On October 13, 2004, the Company completed its IPO of 2.35 million shares of common stock at $5 per share pursuant to a Registration Statement on Form SB-2 (Registration no. 333-115424). Additionally, the underwriters exercised their over-allotment option and purchased 352,500 additional shares of the Company's common stock, at $5 per share, on November 18, 2004.. Total proceeds of this offering, including the exercise of the over-allotment option, were approximately $10,800,000 , net of underwriting fees and estimated offering expenses of approximately $2,700,000. In conjunction with the offering, $1,840,000 of the promissory notes converted into 490,678 shares of common stock and the remaining $3,160,000 was repaid.

              The following table summarizes our balance sheet data as of September 30, 2004 as adjusted for the following events:

              o proceeds of the IPO, including the exercise of the over-allotment option, of approximately $10,800,000, net of underwriting fees and estimated offering expenses of approximately $2,700,000;

              o interest (cash and non-cash charges relating to the bridge note discounts and deferred charges) through the IPO effective date, October 13, 2004; and

              o the conversion of $1,840,000 principal amount of our outstanding bridge notes into 490,678 shares of common stock, and the repayment of the other $3,160,000 of bridge notes.

                                                                       AS OF SEPTEMBER 30, 2004
                                                               --------------------------------
                                                                      ACTUAL        AS ADJUSTED
                                                               -------------      -------------
                                                                 (UNAUDITED)        (UNAUDITED)
                                                               -------------      -------------
                                                                           $                  $
                                                               -------------      -------------
                Cash and cash equivalents                            651,871          8,658,646
                Working capital (deficiency)                      (2,837,570)         8,139,791
                Total assets                                       3,495,433          9,953,582
                Long-term liabilities                              1,091,126          1,091,126
                Total stockholders' equity (deficit)              (3,014,521)         7,962,840

              In connection with the aforesaid events, the Company will record interest of approximately $195,000 (cash and non-cash charges relating to the bridge notes, bridge note discounts and deferred charges) for the period October 1, 2004 through October 12, 2004. The Company will record additional interest expense of approximately $684,000, on October 13, 2004, the IPO effective date, in connection with the amortizations of the bridge note discounts and deferred charges, at such date. In the fourth quarter of 2004, the Company will also record a gain on extinguishment of debt of approximately $1,022,000 to reverse amounts previously recorded as interest expense, to the extent that the bridge notes were repaid and thus the beneficial conversion feature was not realized. Finally, the Company will record a gain on extinguishment of debt of approximately $195,000 to reverse amounts previously recorded as interest expense that stemmed from warrants which were cancelled in October 2004 (see note 12).


       (b) In October 2004, prior to the IPO Effective Date, the National Association of Securities Dealers, Inc. deemed that $1,350,000 of the Convertible Promissory Notes and related Warrants of 648,534 received by certain Purchasers were underwriter's compensation, because of the relationship between those note holders and one of the Company's underwriters. As a result of this finding, such note holders were contractually obligated to surrender such warrants to the Company without consideration, and to surrender their Notes to the Company for prepayment. In connection with the aforesaid surrender, the Company will, in the fourth quarter of 2004, reduce deferred charges by approximately $95,000, and reverse non-cash interest expense of $40,000 that was previously recorded in the third quarter of 2004.

       (c) In November 2004, the Company's compensation committee granted 260,896 options to purchase shares of common stock, under the 2004 Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this report. This discussion includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements.

GENERAL

          We possess technology that helps integrate and retrieve online information from disparate sources and delivers the result in a single consolidated browser view. Our answer engine delivers snapshot, multi-faceted definitions and explanations from attributable reference sources about numerous topics in our database. We seek to differentiate ourselves by providing our users with relevant reference information that enhances results achieved through traditional search engines. Most search engines respond to an Internet user's query with a long list, often thousands, of links to more Websites that in some way relate to the query term. Our answer engine automatically displays relevant, narrative responses to a user's query without requiring the user to review a list of hyperlinks sequentially. Our answer engine also directly displays information in various formats such as charts, graphs and maps.

RECENT EVENTS

INITIAL PUBLIC OFFERING

On October 13, 2004, the Company completed its initial public offering of 2.35 million shares of its common stock at $5 per share pursuant to a Registration Statement on Form SB-2 (Registration no. 333-115424). Additionally, the underwriters exercised their over-allotment option and purchased an additional 352,500 shares of the Company's common stock, at $5 per share, on November 18, 2004. Total proceeds of this offering, including the exercise of the over-allotment option, were approximately $10,800,000 million, net of underwriting fees and offering expenses of approximately $2,700,000 million. In conjunction with the offering, $1,840,000 of the $5 million of promissory notes we owed to Bridge Note holders, converted into 490,678 shares of common stock and the remaining $3,160,000 was repaid from the net proceeds of the offering

GURUNET.COM

We currently offer two versions of the GuruNet: a free version with basic reference sources and a premium pay version containing more reference sources. A user who does not want to pay for our full content offering may access those limited content sources we make available as part of our free offering, either through our Website or by downloading our free software or free toolbar. By purchasing a subscription to our premium pay version the subscriber has access our full content during the life of the subscription. The Company is currently evaluating the efficacy of this model, and is considering distributing what is currently the premium pay version of GuruNet, for free. If we decide to take that route, GuruNet will be monetized on the internet solely based on advertising revenue. When a user searches sponsored keywords, a link to an advertiser's Website is displayed in a premium position and identified as a sponsored result to the search. Further, if we take this route we may decide that the Company does not wish to support two brands, GuruNet.com and Answers.com, and we may decide to unite the product brands under the brand name that we feel is most effective.

In September 2004, we introduced a beta version of a feature called My Computer Search ("MCS") in the GuruNet software download. MCS added desktop search functionality to the premium GuruNet product by allowing users to instantly locate files or email on the user's computer hard drive. In November 2004, due the introduction of competing technologies, we decided not to continue developing this beta product. MCS will no longer be a feature of the GuruNet software download.

ANSWERS.COM

In August 2004 we launched a beta version of Answers.com, an answer engine destination site similar to the web-based version of GuruNet. Our revenue model for this product is based solely on advertising revenue and has been since its inception in beta. When a user searches sponsored keywords, a link to an advertiser's Website is displayed in a premium position and identified as a sponsored result to the search. Our beta version of Answers.com is currently available by accessing our destination Website without the need to download any software. Beginning January 2005, we plan to also make Answers.com available using software downloaded, without any fee, as is the case at GuruNet.com. Once a user agrees to the license agreement entered into coincident with the download of the software, the user working in any application such as e-mail, spreadsheet, word processing, database or other program or application need only "alt-click" on a word or phrase within a document and our answer engine will access our online library and display information about that word or phrase in a pop-up window. While Web users enjoy our integrated reference information, our Web-based product does not provide the "alt-click" command, reference source library tree view and context analysis that we include in our software, therefore we expect that the addition of the "alt-click" software to our Website will impact favorably on our usage metrics.

OTHER

     o In July 2004, the Company decided to grant the holders of the Convertible Promissory Notes and warrants an aggregate of 750,002 additional warrants, of which 198,530 were cancelled in October 2004. Each holder received approximately 0.44 additional warrants for each bridge warrant previously held.

     o In October 2004, prior to the IPO Effective Date, the National Association of Securities Dealers, Inc deemed that $1,350,000 of the Convertible Promissory Notes and related Warrants of 648,534 received by certain Purchasers were underwriter's compensation, because of the relationship between those Note Holders and one of the Company's underwriters. As a result of this finding, such Note Holders were contractually obligated to surrender such warrants to the Company without consideration, and to surrender their Notes to the Company for prepayment. In connection with the aforesaid surrender, the Company will, in the fourth quarter of 2004, reduce deferred charges by approximately $95,000, and reverse non-cash interest expense of $40,000 that was previously recorded in the third quarter of 2004.

     o Over the course of December 2004 and January 2005, we expect to make changes to the user interface of Answers.com and GuruNet.com that we believe will make the websites more attractive to potential users.

REVENUES

Revenues for the three months ended September 30, 2004 were $53,163 compared to $10,604 for the three months ended September 30, 2003, an increase of $42,559 or 401%. Revenues for the nine months ended September 30, 2004 were $117,038 compared to $19,080 for the nine months ended September 30, 2003, an increase of $97,958 or 513%. Revenues during the three and nine months ended September 30, 2004 resulted primarily from amortization of deferred subscriptions license revenues, amounting to approximately $42,000 and $93,000, maintenance contracts on our corporate enterprise software of approximately $5,000 and $15,000, and advertising revenues of approximately $6,000 and $9,000, respectively. In contrast, revenues during the three and nine months ended September 30, 2003 resulted almost entirely from maintenance contracts on the corporate enterprise systems that we sold in 2002. Subscriptions sold in the three and nine months ended September 30, 2003 had no impact on those periods' revenues because at that time we sold lifetime subscriptions. Since the obligation to continue serving content had no defined termination date and we could not estimate the time period over which the service would be provided, we did not recognize revenue from those sales. Beginning December 2003, we began offering GuruNet subscriptions to the public on an annual subscription basis, rather than a lifetime fee basis. Revenues from such subscriptions are amortized over the life of the related subscription. During the second quarter of 2004, we began offering selected users who purchased lifetime licenses the opportunity to exchange their lifetime license for an initial free defined-term license to a newer enhanced version of GuruNet. The cash received from previous sales of lifetime subscriptions is being recognized over the new defined-term subscription period for users who agree to this offer.

Cash received from subscriptions sold in the three and nine months ended September 30, 2004 was approximately $44,000 and $125,000, respectively, compared to approximately $183,000 and $460,000 for the same periods in 2003. The decrease is due to a number of factors, including the decrease in our product price from $40 to $30, our offering one-year subscriptions rather than lifetime subscriptions, and that we are in development stage and are still testing various marketing approaches, which tends to cause variability in subscription volume. Further, in October 2002, we began charging a fee for our individual reference product, now known as GuruNet. Prior to such time, our individual reference product was available to the public for free. During the second and third quarter of 2003 we converted a significant number of users of our free product, which had been available to the public between 1999 and October 2002, to a paid subscription of our upgraded GuruNet product. Finally, during second and third quarter of 2003, we entered into a distribution arrangement with another company that sold a co-branded version of our product during that period. Under our arrangement with that company, we earned approximately $55,000, representing half the revenue that they earned from their sales of the co-branded product.

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2004 was $157,854 compared to $149,599 for the three months ended September 30, 2003, an increase of $8,255 or 5.5%. The net decrease resulted primarily from a decrease in our content costs that resulted from the discontinuation of some of our content providers in 2004 offset by the addition of one person to the Technical Support Department.

Cost of revenues for the nine months ended September 30, 2004 was $433,612 compared to $538,182 for the nine months ended September 30, 2003, a decrease of $104,570 or 19.4%. The decrease is primarily attributable to higher content costs incurred in the first three months of 2003 than we typically incur each quarter as well as discontinuation of some of our content providers in the year 2004, as mentioned above.

Cost of revenues is comprised of fees to third party providers of content, web hosting services, technical and customer support and professional services salaries, benefits and overhead costs.

GROSS MARGIN

Gross margin for the three months ended September 30, 2004 was ($104,691) compared to ($138,995) for the three months ended September 30, 2003, a decrease in the negative margin of $34,304 or 24.7%. Further, our gross margin for the nine months ended September 30, 2004 was ($316,574) compared to ($519,102) for the nine months ended September 30, 2003, a decrease in the negative margin of $202,528 or 39.0%. The decrease in the loss for the three months and nine months ended September 30, 2004 was primarily due to increased subscription revenue recognized and reduced content costs, as discussed above.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenses for the three months ended September 30, 2004 was $271,489 compared to $233,688 for the three months ended September 30, 2003, an increase of $37,801 or 16.2%. The increase is primarily attributable to an increase in compensation costs as a result of increases in research and development personnel added after September 30, 2003.

Research and development expenses for the nine months ended September 30, 2004 was $789,962 compared to $736,647 for the nine months ended September 30, 2003, an increase of $53,315 or 7.2%. The increase in research and development costs was due to an increase in compensation costs as discussed above.

The salaries, benefits and overhead costs of personnel, conducting research and development of software and Internet products comprise research and development expenses.

SALES AND MARKETING EXPENSES

Sales and marketing expenses for the three months ended September 30, 2004 were $159,564 compared to $148,168 for the three months ended September 30, 2003, an increase of $11,396 or 7.7%. The net increase was due primarily to increases in our advertising, promotion and marketing consulting costs of $48,000 that were offset, in part, by decreases in sales and marketing compensation related expenses and overhead.

Sales and marketing expenses for the nine months ended September 30, 2004 were $700,049 compared to $356,435 for the nine months ended September 30, 2003, an increase of $343,614 or 96.4%. The increase was due to an increase in advertising, promotion and marketing consulting costs by approximately $263,000 during the first nine months in 2004 as compared to the comparable period in 2003 due to our increased focus on promoting our product, and an increase in sales and marketing compensation related expenses during the first nine months in 2004 of approximately $57,000 as compared to the comparable period in 2003, due to the addition of sales and marketing personnel. Salaries, benefits and overhead costs of personnel, and public relations services and advertising programs, including Internet-based keyword-targeted advertising services, comprise sales and marketing expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2004 were $221,805 compared to $169,589 for the three months ended September 30, 2003, an increase of $52,216 or 30.8%. General and administrative expenses for the nine months ended September 30, 2004 were $636,335 compared to $546,442 for the nine months ended September 30, 2003, an increase of $89,893 or 16.5%. The increases relate primarily to personnel and salary increases.

General and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, e-commerce fees, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock options and other general corporate expenses.

INTEREST INCOME (EXPENSE), NET

Interest income (expense), net for the three and nine months ended September 30, 2004 was ($1,397,322) and ($3,247,774), compared to $1,128 and $6,105 for the comparable periods in 2003, representing net increases in interest expense of $1,398,450 and

$3,253,879, respectively. Interest expense, net for the three and nine months ended September 30, 2004 is comprised of approximately $1,165,000 and $2,852,000, respectively, of amortization of note discounts and deferred charges relating to the convertible promissory notes, which are described in the footnotes to the accompanying financial statements. The remainder is comprised of 8% interest on the face of the $5.0 million convertible promissory notes and of monthly liquidated damages in the amount of 1% to 1.5% of the aggregate purchase price of the Notes, approximating $235,000 and $403,000 for the three and nine months ended September 30, 2004, respectively, less interest income. Interest income, net for the first three and nine months of 2003 consisted of interest income earned.

OTHER INCOME (EXPENSE), NET

Other income (expense), net for the three months ended September 30, 2004 was ($6,646) as compared to ($23,918) for the three months ended September 30, 2003, representing a decrease in other expenses of $17,272 or 72.2%. Other income (expense), net for the nine months ended September 30, 2004 was ($10,671) as compared to $3,498 for the nine months ended September 30, 2003, representing an increase in other expenses of $14,169. The changes in other income (expense) net for the three and nine months ended September 30, 2004 as compared to the same periods in 2003, resulted primarily from differences in the amount of foreign exchange gains/(losses) in the respective periods.

INCOME TAX EXPENSE

Our effective tax rate differs from the statutory federal rate due to differences between income and expense recognition prescribed by the United States and Israeli tax laws and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating property and equipment. The recording of certain provisions result in expense for financial reporting but the amount is not deductible for income tax purposes until actually paid. Our deferred tax assets are mostly offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely to transpire, than to not transpire.

We had net operating loss carryforwards for federal and state income tax purposes of approximately $26 million at December 31, 2003 and $20.1 million at December 31, 2002. The federal net operating losses will expire if not utilized on various dates from 2019 through 2023. The state net operating losses will expire if not utilized on various dates from 2009 through 2013. Our Israeli subsidiary has capital loss carryforwards of approximately $604,000 that can be applied to future capital gains for an unlimited period of time under current tax rules.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. The bridge financing and the offering are likely to result in a change of control in ownership, as defined in Section 382 of the Internal Revenue Code.

Accordingly, our ability to utilize net operating losses and credit carryforwards may be limited as the result of such an ownership change.

Our subsidiary had income in 2003 and 2002, resulting from its cost plus agreement with the parent company, whereby it charges us for research and development services it provides to us, plus 12.5%. However, the subsidiary is an "approved enterprise" under Israeli law, which means that income arising from the subsidiary's approved activities is subject to zero tax under the "alternative benefit" path for a period of ten years. In the event of distribution by the subsidiary of a cash dividend out of retained earnings which were tax exempt due to the "approved enterprise" status, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received.

As of September 30, 2004, we accrued approximately $66,000, net, to reflect the estimated taxes that our subsidiary would have to pay if it distributed its accumulated earnings to us. Should the subsidiary derive income from sources other than the approved enterprise during the relevant period of benefits, this income will be taxable at the tax rate in effect at that time (currently 35%, gradually being reduced to 30% in 2005-2008). Through September 30, 2004, our Israeli subsidiary received tax benefits of approximately $660,000.

NET LOSS

Our net loss increased to $2,168,527 and $5,735,388 in the three and nine months ended September 30, 2004, respectively, from $713,230 and $2,149,023 for the comparable periods in 2003, as a result of the changes in our revenues, cost of sales and expenses as described above. As of September 30, 2004, our accumulated deficit was $39,740,986.

CRITICAL ACCOUNTING POLICIES

While our significant accounting policies are more fully described in the notes to the Company's audited consolidated financial statements for the year ended December 31, 2003 and updated in the consolidated financial statements included in this Form 10-QSB, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and the fair value of our common and preferred stock particularly as it relates to stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results.

REVENUE RECOGNITION

In 2003, the Company sold lifetime subscriptions to its consumer product and did not recognize revenue from those sales since the obligation to continue serving such content had no defined termination date and adequate history to estimate the life of the customer relationship was not available. Cash received from such lifetime licenses is reflected as long-term deferred revenues on the accompanying balance sheets. Beginning April 2004, certain users who purchased lifetime subscriptions in 2003 exchanged their lifetime subscriptions for free two-year subscriptions to a newer enhanced version of the GuruNet product. The cash previously received from such users is being recognized over the new two-year subscription.

We currently, generally, offer consumers one-year subscriptions. We recognize the amounts we receive from subscriptions over the life of the related subscription.

As noted in the Recent Events section above, we are considering changing our consumer business model to an advertising-only model rather than our current model, which is based on both subscription revenue and advertising. Should the Company make such a change, we may decide to exercise our legal prerogative to terminate fixed-term and lifetime subscriptions and ask those users to avail themselves to our free website and software tools, just as any other user may do. However, we may decide not to terminate subscriptions outstanding at the time we make such a change. This means that those users will receive our full content and will not have to upgrade their software. The software they downloaded in conjunction with their subscription will be supported. The Company is currently analyzing the accounting impact of the aforesaid two scenarios.

ACCOUNTING FOR STOCK-BASED COMPENSATION

In January 2003, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" ("SFAS 148"), which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have determined that until required otherwise, we will continue to account for stock-based compensation for employees under APB 25, and elect the disclosure-only alternative under SFAS 123 and provide the enhanced disclosures as required by SFAS 148.

We record deferred stock-based compensation expense for stock options granted to employees and directors if the fair value of the stock at the date of grant exceeds the exercise price of the option. We recognize expenses as we amortize the deferred stock-based compensation amounts over the related vesting periods. The fair value of our stock, so long as we were a private company, was determined by us based on a number of factors including input from our advisors, and comparisons to private equity investments in us. These valuations are inherently highly uncertain and subjective. If we had made different assumptions, our deferred stock-based compensation amount, our stock-based compensation expense, our net loss and our net loss per share could have been significantly different.

The fair value of stock options granted to non-employees is measured throughout the vesting period as they are earned, at which time we recognize a charge to stock-based compensation. The fair value is determined using the Black-Scholes option-pricing model, which considers the exercise price relative to the fair value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield. As discussed above, the fair value of the underlying stock was based on assumptions of matters that are inherently highly uncertain and subjective. As there has been no public market for our stock, our assumptions about stock price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our stock price volatility following the offering. If we had made different assumptions about the fair value of our stock or stock price volatility, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different. We are required in the preparation of the disclosures required under SFAS 148 to make certain estimates when ascribing a value to stock options granted during the year. These estimates include, but are not limited to, an estimate of the average time option grants will be outstanding before they are ultimately exercised and converted into common stock. These estimates are integral to the valuing of these option grants. Any changes in these estimates may have a material effect on the value ascribed to these option grants. This would in turn affect the amortization used in the disclosures we make under SFAS 148, which could be material. For disclosure purposes only, the fair value of options granted to employees was estimated on the date of grant using the minimum-value method with the following weighted average assumptions: no dividend yield; risk-free interest rates of 2.18% to 6.68%; and an expected life of three to five years. The fair value of options granted to employees subsequent to May 12, the date of the Company's first filing with the U.S. Securities and Exchange Commission in connection with its initial public offering will be measured, for disclosure purposes only, according to the Black-Scholes option-pricing model.

Finally, the rules governing accounting for option grants continue to evolve. Should we be required in future periods to adopt grant-date fair value accounting for employee awards and to recognize the cost over the service period our results of operations would be adversely effected.

ACCOUNTING FOR INCOME TAXES

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax item in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our US deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. Deferred tax assets and liabilities in the financial statements result from the tax amounts that would result if our Israeli subsidiary distributed its retained earnings to us. This subsidiary continues to generate taxable income in respect of services provided to us, and therefore we believe that the deferred tax asset relating to the Israeli subsidiary will be realized. In the event that our subsidiary's products would not generate such taxable income, we would need to write off the deferred tax asset as an expense in the statement of operations. It should be noted that as the income is derived from us, it is eliminated upon consolidation.

FOREIGN CURRENCY TRANSLATION

Beginning February 2004, our Israeli subsidiary began paying substantially all of its salaries linked to the dollar, rather than the New Israeli Shekel ("NIS"). Based on this change, and in conjunction with all other relevant factors our management has determined that the subsidiary's functional currency, beginning the first quarter of 2004, is the U.S. dollar ("USD").

FAS 52, Appendix A, paragraph 42 cites economic factors that, among others, should be considered when determining functional currency. We determined that the cash flow, sales price and expense factors for our subsidiary, which prior to 2004 all indicated functional currency in foreign currency, have changed in 2004 to indicate functional currency in our currency.

Our subsidiary's revenue is derived based on a cost plus methodology. Prior to 2004, salary expense, its primary expense, was determined in the foreign currency resulting in income and expenses being based on foreign currency. However, in 2004, a triggering event occurred that, in our opinion, warranted a change of the functional currency of our subsidiary to that of our currency, USD. Salary expense, the primary expense of our subsidiary, began to be denominated in USD. This led to a change with respect to the currency of the cash flow, sales price and expense economic factors and resulted in a determination that our subsidiary's functional currency had changed to that of our functional currency.

Had we determined that our subsidiary's functional currency was different than what was actually used, whether in the three and nine months ended September 30, 2004 or prior periods, we believe that the effect of such determination would not have had a material impact on our financial statements.

NOTE DISCOUNT ON CONVERTIBLE PROMISSORY NOTES

In January and February 2004, we issued an aggregate of $5.0 million principal amount of 8% convertible promissory notes. We estimate that approximately $809,000 of the $5.0 million relates to the value of the warrants, resulting in a note discount of $809,000. In accordance with EITF 00-27, such note discount was being amortized over the life of the bridge notes. In October 2004, in conjunction with our IPO, $1,840,000 of the $5 million of promissory notes we owed to Bridge Note holders, converted into 490,678 shares of common stock and the remaining $3,160,000 was repaid. On the IPO Effective Date, the unamortized discount relating to the portion of the notes that converted into shares will be immediately recognized as interest expense. To the extent that the notes are repaid, the portion of equity recorded in respect of the beneficial conversion feature will be decreased, pro-rata, and gain on extinguishment of debt will be recorded.

Further, in July 2004, the Company decided to grant the holders of the Convertible Promissory Notes and Warrants an aggregate of 750,002 additional warrants, of which 198,530 were cancelled subsequent to balance sheet date (see
Note 12b). Each holder received approximately 0.44 warrants for each bridge warrant previously held. In connection therewith, the Company recorded an additional deferred charge with a corresponding increase in paid-in capital, of approximately $357,000, to account for the additional benefit that the convertible promissory holders received. The aforesaid deferred charge was amortized to interest expense over the remaining life of the promissory notes. On the IPO Effective Date, the unamortized balance of such deferred charges will be immediately recognized as interest expense.

The fair value of the warrants was determined by us based on a number of factors including the exercise price, the expected volatility in the share price and input from our advisors. Such valuation is inherently highly uncertain and subjective. Furthermore, the discount on the beneficial conversion feature of the convertible promissory notes was calculated taking into consideration our estimate of the fair value of these warrants. If we had made different assumptions, our note discounts, additional paid in capital, interest expense in respect of the amortization, our net loss and our net loss per share could have been significantly different.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

From our inception through September 30, 2004, our operations have been funded almost entirely through the proceeds we received from issuance of four series of convertible preferred stock and convertible promissory notes between December 1998 and February 2004. The amounts raised were used primarily to fund research and development, sales and marketing, business development and general and administrative costs.

As of September 30, 2004, we had $3,495,433 of assets consisting of $651,871 in cash and cash equivalents, $1,929,387 in other current assets and the remaining balance in property and equipment, long-term deposits, domain name, capitalized software development costs and deferred tax asset. Total liabilities as of September 30, 2004 reflect current liabilities of $5,418,828, consisting of convertible promissory notes, net of discounts, of $3,904,997, accounts payable of $757,311, accrued expenses of $286,482, short-term deferred revenue of $133,763 and accrued compensation of $336,275. Long-term liabilities in respect of employee severance obligations, deferred tax liability and deferred revenue were $1,091,126 at September 30, 2004.

Cash flows for the nine months ended September 30, 2004 and 2003 were as follows:

                                                            SEPTEMBER 30, 2004        SEPTEMBER 30, 2003
                                                            ------------------        ------------------
Net cash used in operating activities                            $  (3,092,838)           $   (1,052,907)
Net cash (used in) provided by investing activities              $    (187,862)           $       27,881
Net cash provided by financing activities                        $  3, 808,819            $      100,000

The increase in net cash used in operating activities during the first nine months of 2004 compared to 2003 was primarily related to the overall increase in operating expenses. Cash used in operating activities of $3,092,838 in 2004 consisted of net loss of $5,735,388 adjusted for certain non-cash items of $3,022,012, and ($379,462) of changes to operating assets and liabilities. The $3,022,012 of adjustments for certain non-cash items was comprised primarily by the amortization of deferred charges and discounts relating to the Bridge Notes. Cash used in operating activities in the first nine months of 2003 of $1,052,907 consisted of a net loss of $2,149,023 adjusted for non-cash items of $208,686 and changes to operating assets and liabilities of $887,430. The changes to operating assets and liabilities in the first nine months of 2003 is what caused net cash used in operating activities to be significantly less than the net loss, and it was driven primarily by increases in long-term deferred revenue due to the sale of lifetime subscriptions and decreases to accounts receivable that resulted from the collection of accounts relating to 2002 enterprise sales, in early 2003.

Cash used in investing activities of $187,862 in the first nine months of 2004 is attributable to the purchase of a domain name for $80,200, capitalization of software development costs of $33,500, and capital expenditures of $82,479, partially offset by a decrease in long-term deposits of $8,317. Cash provided by investing activities during the first nine months of 2003 of $27,881 is attributable to a net decrease in long-term deposits of $51,064 offset by net capital expenditures of $23,183.

Cash and cash equivalents at December 31, 2003 were insufficient to provide the capital we needed to operate. In January and February 2004, we issued $5.0 million aggregate principal amount of bridge notes. The bridge notes were due on the earlier of the first anniversary of their issuance or the consummation of our IPO. After deducting transaction fees, including finders fees and legal fees, we received approximately $4,325,000 from the issuance of the convertible promissory notes, including the $200,000 received from the sale of promissory notes to four investors in 2003. The proceeds of the convertible promissory notes enabled us to continue operating during the first nine months of 2004. Net cash provided by financing activities during the first nine months of 2004 of $3,808,819 resulted primarily from our receipt of $4,800,000 from the issuance of convertible promissory notes in January and February 2004, offset by $991,181 of deferred charges representing costs associated with the convertible promissory notes and the IPO. The sole cash flow from financing activities during the first nine months of 2003 was the $100,000 we received from the sale of a promissory note to one of the four investors noted above.

CURRENT AND FUTURE FINANCING NEEDS

We incurred net losses and negative cash flows from operations of approximately $39.8 million and $31.7 million, respectively, during our initial period of operation through September 30, 2004. We had $651,871 of cash and cash equivalents at September 30, 2004. Our working capital deficiency at September 30, 2004 was $2,837,570.

On October 13, 2004, the Company completed its initial public offering of 2.35 million shares of its common stock at $5 per share pursuant to a Registration Statement on Form SB-2 (Registration no. 333-115424). Additionally, the underwriters exercised their over-allotment option and purchased an additional 352,500 shares of the Company's common stock, at $5 per share, on November 18, 2004. Total proceeds of this offering, including the exercise of the over-allotment option, were approximately $10,800,000, net of underwriting fees and offering expenses of approximately $2,700,000 million. In conjunction with the offering, $1,840,000 of the $5 million of promissory notes we owed to Bridge Note holders, converted into 490,678 shares of common stock and the remaining $3,160,000 was repaid from the net proceeds of the offering.

We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy. Based on our current plans, we believe that after consideration of the net proceeds of the offering, we have sufficient funds to enable us to meet our planned operating needs for at least the twelve month period subsequent to the balance sheet date, September 30, 2004. We may decide to raise funds in the future, via public or private sales of our shares or debt and other sources to finance acquisitions and growth.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

OBLIGATIONS AND COMMITMENTS

As of September 30, 2004, we had the following known contractual obligations, commitments and contingencies:

   =================================================================================================
     Year Ending December 31         Purchasing        Operating        Short-term         Total
                                    Contracts (1)        Leases        Note Payable
   -------------------------------------------------------------------------------------------------
    October 1 - December 31,
              2004                      $57,725          $44,934        $5,000,000       $5,102,659

              2005                       39,225          179,736                --          218,961

              2006                           --           47,980                --           47,980

              2007                           --           12,930                --           12,930
   -------------------------------------------------------------------------------------------------

              Total                     $96,950         $285,580        $5,000,000       $5,382,530
   =================================================================================================

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities in which we invest may have market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. Our portfolio includes or may include in the future, cash equivalents and short-term interest bearing securities, including corporate debt, money market funds and government debt securities. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

FOREIGN CURRENCY RATE FLUCTUATIONS. While our Israeli subsidiary transacts business in New Israel Shekels or NIS, most operating expenses and commitments are linked to the US dollar. As a result, there is currently minimal exposure to foreign currency rate fluctuations.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Based on their evaluations as of the end of the period covered in this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a, 14(c) and 15(d)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

We believe that a controls system, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and therefore can only provide, reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended September 30, 2004, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings. However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 13, 2004, our registration statement on Form SB-2 (Registration No. 333-115424) was declared effective for our initial public offering, pursuant to which we registered 2,702,500 shares of common stock to be sold by us, including 352,500 shares subject to the underwriters' over-allotment option. The stock was offered at a price of $5.00 per share. The offering closed on October 18, 2004 after the sale of a total of 2,350,000 shares of our common stock and the over-allotment was exercised, in full, on November 18, 2004. Total proceeds of this offering, including the exercise of the over-allotment option, were approximately $10,800,000, net of underwriters' discounts and commissions of $1,216,125 and other offering expenses of approximately $1,495,000 (including underwriters non-accountable expense allowance of $352,500). The underwriters of the offering were Maxim Group LLC and EarlyBird Capital, Inc. No offering expenses were paid directly or indirectly to directors, officers (or their associates), or to persons owning 10% or more of any of our equity securities, or to our affiliates. To date, we have not used any part of the net proceeds from the offering, apart from the repayment of $3,160,000 to the bridge note holders. We intend to use the remaining net proceeds from the offering of approximately $7,640,000 to expand our sales and marketing activities, for research and development expenses, for product support and for general corporate purposes, including working capital, general and administrative expenses and capital expenditures. We may also use a portion of the net proceeds to fund possible investments in, or acquisitions of, complementary businesses, products or technologies or in establishing joint ventures. We have no current agreements or commitments with respect to any such investment, acquisition or joint venture, and we currently are not engaged in negotiations with respect to any such investment, acquisition or joint venture. Pending use of the net proceeds of this offering, we have invested the funds in short-term, interest bearing investments. The Registration Statement also registered (a) 490,678 shares of common stock that were issued to investors in our 2004 bridge financing, (b) 2,067,318 shares of common stock underlying warrants issued to those investors; and (c) 117,500 shares of common stock underlying purchase option issued to the underwriters.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

              (a) Exhibits

                  The exhibits listed on the Exhibit Index are included with this report.

                  31.1     Certification of Principal Executive Officer required
                           under  Rule   13a-14(a)  or  Rule  15d-14(a)  of  the
                           Securities and Exchange Act of 1934, as amended.

                  31.2     Certification of Principal Financial Officer required
                           under  Rule   13a-14(a)  or  Rule  15d-14(a)  of  the
                           Securities and Exchange Act of 1934, as amended.

                  32.1* Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

                  32.2* Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the
     Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by GuruNet Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GURUNET CORPORATION



Date: November 29, 2004             /s/ Robert S. Rosenschein
                                    -------------------------
                                    Robert S. Rosenschein
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    /s/ Steven S. Steinberg
                                    -----------------------
                                    Steven S. Steinberg
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

The  following  exhibits  are  filed as part of this  Quarterly  Report  on Form
10-QSB:

                  31.1     Certification of Principal Executive Officer required
                           under  Rule   13a-14(a)  or  Rule  15d-14(a)  of  the
                           Securities and Exchange Act of 1934, as amended.

                  31.2     Certification of Principal Financial Officer required
                           under  Rule   13a-14(a)  or  Rule  15d-14(a)  of  the
                           Securities and Exchange Act of 1934, as amended.

                  32.1* Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

                  32.2* Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the
     Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by GuruNet Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.