Form 10KSB
period 2004-12-31
GURUNET CORP
filed 2005-03-31
CIK 1283073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

Commission File Number 001-32255

GURUNET CORPORATION
(Name of small business issuer in its charter)

Delaware	98-0202855
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Jerusalem Technology Park
Building 98
Jerusalem 91481 Israel
(Address of principal executive offices)

Issuer's telephone number, including area code: 972-2-649-5123

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of exchange on which registered
Common Stock, $0.001 par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐Yes   ☒ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

State issuer’s Revenues for its most recent fiscal year: $193,283

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

6,172,173 shares of $0.001 par value common stock at $18.30 per share as of March 1, 2005 for a market value of $112,950,766. Shares of common stock held by any executive officer or director of the issuer and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 6,940,619 shares of common stock, $0.001 par value (as of March 24, 2005.)

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

GURUNET CORPORATION
FORM 10-KSB

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by our use of words such as “may,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” or the negative or other variations of these words and other similar words. Such forward-looking statements include, but are not limited to, statements regarding the results of product development efforts and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" in Item 6 and elsewhere in this Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission, including among others the uncertainties associated with our ability to renew current contracts with content providers on commercially acceptable terms or that our costs with respect to these contracts will not increase prohibitively following any renewal, risks associated with litigation relating to our intellectual property, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change

i

PART I

Item 1: Business

General

Note: the following section discusses our current business model, announced on January 3, 2005 with the launch of Answers.com. For information regarding our previous business model, on the basis of which 2004’s fourth quarter financial reports are generated, please see the section below entitled “Previous Business and Transition to New Business Model”.

Through our flagship Website, www.Answers.com, and our proprietary 1-Click Answers™ software, we provide integrated online reference answers and offer technology that enables rapid delivery of concise information over the Internet. Since our inception in 1998, we have developed and acquired technology that intelligently and automatically integrates and retrieves information from disparate sources and delivers the result in a single consolidated browser view.

Answers.com delivers snapshot, multi-faceted definitions and explanations from attributable reference sources covering the topics in our database. We seek to differentiate ourselves by providing our users with relevant, reference information that enhances results achieved through traditional search engines. Most search engines respond to an Internet user’s query by displaying a long list of links to other Websites that may be related in some way to the query term. By contrast, Answers.com automatically displays relevant, content-based responses to a user’s query without requiring the user to review a list of hyperlinks offered in response to a query. Answers.com also includes other related information in various formats such as charts, graphs and maps, and provides pointers to relevant sites, blogs and other external search resources.

We seek to monetize visitor traffic to our Website in the form of sponsored links and paid advertisements. We intend to generate this traffic by offering, licensing and co-branding our technology and establishing partnerships with third-party Websites, and through the marketing of our Website.

1-Click Answers™, the software component of our offering, is available for users of both Microsoft Windows® and Apple’s Macintosh OS X. Utilizing 1-Click Answers™, users need only “alt-click” (on the Macintosh, select the text and Cmd-Shift-G) on a word or phrase within a text and 1-Click Answers™ will access our online library to display information about that word or phrase in a browser window. 1-Click Answers™ can be used when working in almost any application such as e-mail, spreadsheet, word processing, database or other program or application. Our 1-Click Answers™ for Windows® analyzes surrounding words in context for a more accurate response. For example, when clicking on the word “Ford” appearing in the context of Ford Motor Company, Harrison Ford or Francis Ford Coppola, the system will process and recognize the context and deliver information on vehicles, movie stars and film directors, respectively. In Windows, 1-Click Answers™ also includes a downloaded toolbar for query lookup while using Microsoft Internet Explorer for Windows® as well as a docked AnswerBar utility. While Web users can access our integrated reference information, some functionality is only available after downloading 1-Click Answers™.

We cull our reference information from over 100 reference sources, such as:

•	Houghton Mifflin’s American Heritage Dictionary (Fourth Edition);
•	Roget’s II New Thesaurus, (Third Edition);
•	Columbia University Electronic Encyclopedia (Sixth Edition); and
•	Wikipedia.

By attributing the source of each piece of our information on each web page, we enable our users to make their own independent evaluation as to the reliability of our information.

Previous Business and Transition to New Business Model

During 2003, we sold lifetime subscriptions to our answer engine product, “GuruNet”, generally for $40.00. In December 2003, we decided to alter our pricing model and moved to an annual subscription model, generally, $30.00 per year. In conjunction with selling subscriptions, we also offered free access to dictionary, thesaurus, encyclopedia and other basic reference information through our products. Under our business model during those years, our ability to generate revenues was dependent upon our ability to increase the number of subscribers and increase the number of users who used our basic free product. Usage of our basic free product was our means of encouraging users to upgrade to our subscription product and increase our subscription revenue. Although we earned some advertising revenue during those years from pay-per-click keyword advertising in our subscription and free products, such amounts were not significant. Our business model at the time strongly encouraged subscriptions, and thus we limited the amount of content available in our free product. This approach did not facilitate the amount of traffic we needed to earn significant amounts of revenue from advertising. Further, the aforesaid business model required us to maintain an infrastructure for billing and subscriptions, and we met resistance from customers to pay for “information freely accessible on the Internet”. A desire to gain more expansive, ubiquitous growth led to our current implementation, in January 2005, of a free-to-customer product, Answers.com and "1-Click Answers" software, containing practically all the content that we used to sell via subscriptions.

On January 3, 2005 the Company announced the release of Answers.com, a website that had been launched in August 2004 in beta version. The Company also released "1-Click Answers" software, allowing users to click anywhere on the screen for instant facts about a word or phrase. 1-Click Answers allows users working in any application such as e-mail, spreadsheet, word processing, database or other program or application to “alt-click” on a word or phrase within a document and access our online library and display information about that word or phrase in a pop-up window. While Web users enjoy our integrated reference information, our Web-based product does not provide the “alt-click” command and context analysis that we include in our software. Our revenue model for these products is currently based solely on advertising revenue. When a user searches sponsored keywords, a link to an advertiser’s Website is displayed in a premium position and identified as a sponsored result to the search. In contrast to the GuruNet product, we do not plan to generate revenues from selling subscriptions to Answers.com.

In conjunction with the release of Answers.com, GuruNet.com began functioning primarily as a corporate site. We are no longer offering new subscriptions to GuruNet or offering downloads of GuruNet software to users who do not have existing subscriptions. Notwithstanding, users who purchased GuruNet subscriptions prior to January 3, 2005, will continue to be fully supported through their subscription periods, and can access GuruNet services through GuruNet software or at GuruNet.com.

Industry Background

The emergence and wide acceptance of the Internet has fundamentally changed how millions of people and businesses find information, shop and purchase goods and services. Web search engines are one of the most popular and useful services on the Internet for people seeking to find information about businesses, goods and services. According to Nielson/NetRatings, approximately 76% of the active online U.S. population used a search engine during January 2004. Also according to Nielson/NetRatings, the 114.5 million unique users each spent nearly forty minutes using search engines during the month, making search sites second only to email providers as the most popular category of Website.

Search engines provide two critical functions. First, they gather, index and store information about Websites in a database. Second, they present search results in the form of links directly to Websites. Businesses seeking to increase the number of visitors to their Websites have increasingly recognized the value of being included in search results in response to relevant words or phrases. According to Search Engine News Journal, U.S. online advertising revenues were approximately $7.3 billion in 2003, a 21% increase from $6.0 billion in 2002. According to Gartner, Inc., by 2005, U.S. online advertising expenditures are expected to exceed $8.6 billion.

Historically, companies in the Internet industry have earned money through payment from advertisers for Web space, as well as by charging subscribers for access to Web content. Today, only companies offering superior content have managed to profit through these methods. However, search engine companies are earning revenues through paid search results. According to the eMarketer Search Engine Marketing report, U.S. paid search advertising spending increased by 123% from $923 million in 2002 to over $2 billion in 2004. Estimated to grow by $0.5 billion in 2004 and 2005, paid search will remain a substantial part of online advertising revenues according to eMarketer.

Internet advertisers can select from a variety of performance-based advertising alternatives, including pay-per-click banner display advertisements, e-mail, pop-up campaigns and keyword-targeted search-based advertisements. We may use these and/or other methods, depending on their effectiveness. However, one advantage of keyword-targeted advertisements is that they get an advertiser’s message in front of prospects at the time that a prospect has shown he or she is interested in what the advertiser has to offer, either because the prospect has searched for the keyword, clicked on a directory link, or has visited a site that relates to that keyword. Keyword search advertising showed the strongest growth in advertising revenue in 2003, accounting for 35% of all online advertising revenue in 2003, up from 15% in 2002, according to a report by the Interactive Advertising Bureau and PricewaterhouseCoopers LLP.

Many Internet users and advertisers have come to rely on browser applications, customized downloadable applications and Websites that provide Web directories, search engines or contextually relevant listings as ways for potential buyers to find the companies that provide the products and services they seek to purchase. These applications and Websites enable consumers and businesses to find a listing of advertiser Websites matching a descriptive word or phrase, while offering advertisers exposure to a highly relevant Internet audience that has already indicated an interest in their products or services. However, in order to attract and retain users, many of these applications and Websites have created additional tools and a vast array of content and services that are costly to build and maintain.

Our Strategy

Our goal is to establish GuruNet as a leading service provider for reference information on the Internet. Going forward, we plan to generate revenues by:

•	attracting advertising revenues by providing advertisers with focused and targeted audiences for their products;
•
partnering with other Websites that would place a topic lookup bar or other links on their own Web pages, thus increasing traffic to our Website, which in turn will enhance our revenues from advertising; and

•
bundling our products with various computer equipment manufacturers, software vendors, Internet portal properties and service providers, thereby increasing the number of users and, potentially, advertising revenues.

The key elements of our strategy are to:

Continue strengthening the Answers.com brand. To enhance public awareness of our product, we are pursuing a brand development strategy through public relations, product features that encourage word-of-mouth sharing and active direct marketing to strategic target sectors. Our branding strategy centers on positioning us as an alternative and complement to traditional search for users seeking quick, concise and accurate information rather than a long list of links to sift through. To date, we have received favorable reviews from numerous publications including The Wall Street Journal, Forbes and the Washington Post. We believe that building our brand will increase traffic to Answers.com and, as a result, increase revenues by attracting customers and advertisers.

Continue developing our reference information. To maintain our competitive advantage, we must continue to develop a rich base of reference information. To supplement our ongoing efforts in increasing the depth and breadth of our reference information, we intend to continue entering into arrangements with content providers to display their reference information in response to our users’ queries. We will also continue to analyze site activity to determine where specific improvements will be most effective.

Expand our capacity to solicit paid advertising by further developing our ability to target our audience. We believe that we can serve advertisers on the Internet by effectively targeting interested audiences and consumers. We are able to provide focused sponsored links and advertisements related to a given user’s specific search and we will add content that will serve as an effective “trigger” to prompt these ads. We intend to continue our development and monitoring of our user base so that our advertisers may effectively reach their target audiences and we may enjoy increased revenues from paid search results.

Develop co-branding partnerships and revenue-sharing arrangements with third-party Websites and service providers seeking to enhance their users’ experience. We believe that opportunities exist for partnering with other Websites and service providers to enhance their users’ experience and our brand and revenues. For example, we have entered into agreements with Comet Systems Inc., a leader in connected, intelligent desktop software and A9.com, a new search engine introduced by A9.com, Inc., a subsidiary of Amazon.com, Inc. to place our topic lookup bar inside their Web pages. We believe that this will result in an increase in traffic to our Website, which in turn will enhance our revenues from click-through advertising. Revenue-sharing arrangements may involve, among others, a lump sum payment made from the partner in consideration for the service, collection of a stream of royalties from the partner or a simple split of ad revenue.

Offering Answers.com as a co-branded, free service. We are positioning Answers.com as a free service that users may possibly be offered directly from a third party’s Website, with no financial obligation by any party. In this context, our business relationship with such third parties may be based on contractual, non-monetary, mutually beneficial relationships, whereby our financial benefit would be derived from related advertisement driven revenues.

Future Products and Enhancements

We intend to enhance and develop new versions of our products to increase usability and accessibility in finding information.

Sales, Marketing and Distribution

Direct to consumer. We attract users to our Website primarily through, press coverage, blogs, links from other Websites who partner with us, and advertising. The primary ways in which we intend to reach our target audience are:

•
Public Relations. We have contracted with public relations services and have experienced success in building our brand. We have received multiple favorable reviews from numerous publications including USA Today, The Washington Post, The Wall Street Journal, Forbes and PC Magazine and plan on expanding our public relations efforts.

•
Electronic Advertising. We have primarily advertised with sites that attract users interested in reference tools and software such as Download.com, Word-of-the-Day, LockerGnome and InfoPackets. We plan on continuing to focus our advertising efforts to most effectively reach consumers who are interested in our products and software applications.

•
Word of mouth. We have seen ongoing success in distribution when fans of our products speak of their experiences using our product with friends, colleagues, family, and others. While this trend seems to transpire on its own, we will work to encourage the practice by adding features that make it a simple act to link to us or send an e-mail with information about the site. We also work with computer User Groups and others who share new technologies with constituents. Additionally, we are running a number of radio advertising campaigns in a number of markets to test the “word of mouth” approach using well-known talk radio hosts. Ongoing marketing in the area will depend on the success of these initial tests.

•
Search Engines. We work to optimize our pages to increase the likelihood that search engines will display links to our Website when users search for information located in our database. Hence, if a user performs a standard search for terms on a standard search engine, it is our goal to appear high in the list of results returned.

Education Channels. We see the educational sector as a key market that could benefit from our products, which provide:

•	credible, attributed information; and
•	filtered results, avoiding offensive or inappropriate materials for students.

We help students of all ages focus on finding facts, not surfing web links. Our products offer students and teachers quick, accurate, focused information that comes to the point of need and reduces potential distractions associated with searching for information on the Internet.  Our specific target market is parents and teachers concerned with filtering and improving the quality of information that their children and students access on the Internet.

Advertising Revenue

We have the capacity to monetize two kinds of advertisements and sponsored search. The first is to display advertisements and sponsored links in our “Results” page. The second is showing sponsored search results in our own “Search Web” page. We have executed agreements with a number of providers of Sponsored Ads and other advertisements and will be assessing the effectiveness of working with each. The result may be working on an ongoing basis with a number of providers, or using a single partner offering optimal results.

Content Providers and Hosting Services

Scope and quality of information. Our library contains over 100 sources of reference information, culled and integrated from both premium reference sources such as Houghton Mifflin and the Columbia University Press, and publicly available Web sources, such as The Official Website of The Baseball Hall of Fame. In the case of Web Sources, integration is often in the form of displaying a thumbnail of the Website with a link to that page.

Our answer engine offers customers access to various topics, including:

•	General reference: dictionary, thesaurus, encyclopedia and history;
•	Language: idioms, translations, new words, acronyms, abbreviations, lexicon, idioms, grammar, sign language, quotes about and quotes by;
•	Business: company snapshot descriptions, economics, finance, investment terms and currency conversions;
•	Arts and culture: fine arts, literature, poets, music, instruments and study guide;
•	Legal: legal dictionary and famous US Supreme Court cases;
•	Medical: medical dictionary, medical analysis, health topics and phobias;
•	Science and technology: conversions, computer encyclopedia, science, genetics, chemistry, mathematics and e-mail shorthand;
•	People: famous personalities and celebrities, historical figures, musical artists, authors, columnists, royalty and sports biographies;
•	Food and nutrition: nutritional values, recipes, diets and wine glossary;
•	Government: US presidents, US cabinet, US congress, political parties (international), national anthems and world leaders;
•	Leisure: holidays, gardening, movies, TV shows, song lyrics, Harry Potter terms, wood glossary and yoga;
•	Religion: Bible, Christianity, Judaism, Islam, Hinduism and Buddhism;
•	Places: countries, states, weather, maps, dialing codes, local times, currencies by country, state parks and universities;
•	Military: military terms, weapons and bio-terrorism; and
•	Sports: baseball hall of fame, golf, tennis, MLB, NFL, NHL and NBA.

We may change any of the topics covered from time to time. The information displayed for our users is automatically consolidated from various source references into an easy to read, user-friendly format.

Content License Agreements. We license content provided in our products pursuant to written agreements with recognized collators of useful information, including, but not limited to, Houghton Mifflin (Dictionaries), Columbia University Press (Encyclopedia) and Wizcom (Word-for-word translations). These agreements are generally for one year periods or more, renewable by consent of the parties, and give us the right to provide the licensed information to our end users through our product in return for a lump sum amount payable over the life of the agreement. Our product also includes content we license at no cost, content publicly available from the Web and content we develop and author independently. If we are unable to renew our current license agreements on terms acceptable to us, we will need to develop relationships with alternative providers of content of comparable value to our users.

Web Hosting. We currently outsource our Web hosting to Data Return LLC.  Although we purchased the servers ourselves, they are operated and managed by Data Return LLC in multiple data centers to operate our proprietary software and host the tools and databases required to maintain our consolidated information sources.  The servers receive a user’s query, analyze the query for the best possible match and return a properly formatted result.  We anticipate that we have the ability to add server capacity and Internet bandwidth as required by our growth in traffic. Our agreement with Data Return, effective November 9, 2004, will continue through the latest date that any statement of work issued pursuant to the agreement is in effect.  Web hosting services are generally available from multiple sources and we believe that we can replace Data Return if they can no longer supply Web hosting services to us on acceptable terms.

Research and Development

We devote a substantial portion of our resources to inventing and developing new products, maintaining and enhancing existing products, expanding and improving our fundamental technology and strengthening our technological expertise. In fiscal years 2003 and 2004, we spent approximately $910,000 and $1,033,521, respectively, on research and development of our products. Our engineering and production teams are located in our Jerusalem, Israel development facility. We have developed internally, acquired or licensed the products and services we offer.

Competition

As providers of a unique service, we hope to be seen as a differentiator in the search space. However, we face formidable competition in every aspect of our business, particularly from search engines and other companies that seek to connect users with information on the Web and provide them with relevant advertising. We operate in the market for Internet products and services, which is highly competitive and characterized by rapid change, converging technologies and increased competition from companies offering information integrated into other products and media properties. Our ability to compete depends on numerous factors, many of which are outside our control. Some of our primary competitors, such as Google, Microsoft, Ask Jeeves and Yahoo! have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Therefore, they may be able to devote greater resources to the development and promotion of their services than we can to ours. Our competitors may develop products and services that are equal or superior to those of ours or that achieve greater market acceptance. Many of our competitors offer a wider range of products than we do, which could attract our customers to competitive search sites, and consequently, result in less traffic to our Websites and reduced advertising-generated revenues.

Our competition can be divided into three primary areas:

•	destination portals and search engines including Google, Yahoo!, The Microsoft Network (MSN), Ask Jeeves, Dogpile, MetaCrawler, Time Warner, Inc. and Looksmart;
•	online reference sites including Britannica.com, WorldBook.com, Groliers.com, Encarta.msn.com and Dictionary.com; and
•	one-click information access software providers including Babylon and CleverKeys.

We seek to differentiate ourselves by providing our users with information more quickly and simply than traditional search engines. While most search engines respond to an Internet user’s query by displaying a long list of links to other Websites that in some way may be related to the query term, our answer engine product automatically displays relevant, narrative responses to a user’s query. We compete with online reference sites and one-click information access software providers by aggregating significantly greater amounts of content sources to be made available to our users.

We seek to generate advertising revenues through pay-per-click or pay-per-impression text or graphical advertising or other advertising. The primary method is to attract users with a service on the Web that is perceived to be useful and differentiated enough to generate their query traffic. Once users are using our product and looking up topics in it, we have the opportunity to furnish relevant sponsored links and advertising. Our ability to compete for advertising revenue will be dependent on our ability to increase the number of users who use our products and search for keywords that are in demand by the advertisers who advertise through Internet advertising aggregators that we may choose to work with in the future.

Regulation of the Internet

There are still relatively few laws or regulations specifically addressed to the Internet. As a result, the manner in which existing laws and regulations should be applied to the Internet in general, and how they relate to our business in particular, is unclear in many cases. Such uncertainty arises under existing laws regulating matters, including user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services and intellectual property ownership and infringement. At the present time there are no requirements that we obtain prior governmental approval in any jurisdiction for our principal products or services.

However, to resolve some of the current legal uncertainty, we expect new laws and regulations to be adopted that will be directly applicable to our activities. Any existing or new legislation applicable to GuruNet could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth in use of the Internet in general. Several new federal laws have already been adopted that could have an impact on our business. The CAN-SPAM Act of 2003 is intended to regulate spam and create criminal penalties for unmarked sexually-oriented material and emails containing fraudulent headers. The USA Patriot Act is intended to give the government greater ability to conduct surveillance on the Internet by allowing it to intercept communications regarding terrorism and computer fraud and abuse. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. The Children’s Online Protection Act, the Children’s Online Privacy Protection Act and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act of 2003, are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Under the U.K. Data Protection Act and the European Union Data Protection Directive, a failure to ensure that personal information is accurate and secure or a transfer of personal information to a country without adequate privacy protections could result in criminal or civil penalties. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. We post our privacy policy and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policy, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the European Union, as well as before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in user registrations and revenues. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition. We may be subject to legal liability for our online services. We direct users to a wide variety of services that enable individuals to exchange information, generate content, conduct business and engage in various online activities on an international basis, including public message posting, sweepstakes and services relating to online auctions and homesteading. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Claims may be threatened against us for aiding and abetting defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of information that we provide links to or that may be posted online.

Intellectual Property

We have been granted three United States patents by the United States Patent and Trademark Office. In addition, we have been grated one Israeli patent by the Israel Patent Office and have one patent pending in the United States for various aspects of our word-based referencing search and Web-wide based information retrieval technologies which power our proprietary Website. The following chart sets forth details concerning our three U.S. issued patents.

Patent	Expiration Date	Description
Method for providing computerized word-based referencing (U.S. Patent 6,393,443)	August 2, 2018
This patent claims a method by which our product points at text on a screen, eliminates ambiguities based on contextual analysis and displays the appropriate definitions, information entries and/or translations, as requested by the user.

Web-based information retrieval responsive to displayed word identified by a text-grabbing algorithm (U.S. Patent 6,341,306)	August 12, 2019	This patent claims a method by which our application displays promotional data in response to a look-up query of a word displayed in the body of a text.

Web-based information retrieval (U.S. Patent 6,519,631)	August 12, 2019
The patent claims a method by which a user can use the keyboard and mouse in combination to mark a word on a computer screen, disambiguate such word based on context indicators in the document and retrieve information from a remote server relating to the meaning of the word marked.

The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued, or that our patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology. We similarly face the risk that any patents issued to us might be infringed or designed around by others.

While we rely on patent and other intellectual property laws to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are essential to establishing and maintaining our market position. We enter into confidentiality agreements, as appropriate, with our employees, consultants and customers, and otherwise seek to control access to, and distribution of, our proprietary information. These measures, however, afford only limited protection. There is no guarantee that these safeguards will protect our technology and other valuable competitive information from being used by competitors.

From time to time in the ordinary course of business we have been, and we expect to continue to be, subject to claims of alleged infringement of the trademarks and other intellectual property rights of third parties. These claims and any resultant litigation, should it occur, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims.

Employees

At March 24, 2005, we had 23 full-time employees and 7 part-time employees, all except two of whom are based at our offices in Jerusalem, Israel. Our Chief Revenue Officer and our Director of Systems Operations are both located in New York. None of our employees are subject to a collective bargaining agreement, and we consider our employee relations to be positive.

Operations in Israel

The Law for the Encouragement of Capital Investments, 1959, provides that upon application to the Investment Center of the Ministry of Industry, Commerce and Employment of the State of Israel, a proposed capital investment in eligible capital expenditures may be designated as an Approved Enterprise. Each certificate of approval for an Approved Enterprise relates to a specific investment program delineated both by its financial scope, including its capital sources, and by its physical characteristics, such as the equipment to be purchased and utilized under the program. The tax benefits derived from any certificate of approval relate only to taxable income derived from growth in manufacturing revenues attributable to the specific Approved Enterprise. If a company has more than one approval or only a portion of its capital investments are approved, its effective tax rate is the result of a weighted combination of the applicable rates.

Taxable income of a company derived from an Approved Enterprise is subject to tax at the maximum rate of 25%, rather than the usual rate of 36%, for the benefit period. This period is ordinarily 7 years beginning with the year in which the Approved Enterprise first generates taxable income, and is limited to 12 years from when production begins or 14 years from the date of approval, whichever is earlier. A company owning an Approved Enterprise may elect to receive an alternative package of benefits, which allows the company to receive tax exemptions rather than grants. Under the alternative package, the company’s undistributed income derived from an Approved Enterprise will be exempt from tax for a period of between two and ten years from the first year of taxable income, depending on the geographic location of the Approved Enterprise within Israel, and the company will be eligible for the tax benefits under the law for the remainder of the benefit period.

The Investment Center bases its decision of whether to approve or reject a company’s application for designation as an Approved Enterprise on criteria described in the law and related regulations, the then prevailing policy of the Investment Center and the specific objectives and financial criteria of the applicant. Therefore, a company cannot be certain in advance whether its application will be approved. In addition, the benefits available to an approved enterprise are conditional upon compliance with the conditions stipulated in the law and related regulations and the criteria described in the specific certificate of approval. If a company violates these conditions, in whole or in part, it would be required to refund the amount of tax benefits and any grants received plus an amount linked to the Israeli consumer price index and interest.

Our Israeli subsidiary, GuruNet Israel Ltd., currently has two capital investment programs both of which were granted Approved Enterprise status. Income arising from our Approved Enterprise is tax-free under the alternative package of benefits described above and entitled to reduced tax rates based on the level of foreign ownership for a period of 10 years from the first year in which our Israeli subsidiary generates taxable income from such Approved Enterprise, but not later than certain specified periods. We have begun to generate taxable income for purposes of this law and we have utilized these tax benefits beginning 2000. The law also provides that an Approved Enterprise is entitled to accelerated depreciation on its property and equipment that are included in an approved investment program.

Available Information

We make available free of charge through our Website, our Securities and Exchange Commission, or SEC, filings, including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We were incorporated as a Texas corporation in December 1998, and reorganized as a Delaware corporation in April 1999. In January 2004, we changed our name from Atomica Corporation to GuruNet Corporation. Our principal executive office is located at Jerusalem Technology Park, Building 98, Jerusalem 91481 Israel, and our telephone number is +972 649-5000. Our corporate Website is located at http://www.gurunet.com. Information contained in our Website is not incorporated by reference into this annual report.

Item 2. Description of Property

Our corporate headquarters and research and development facility is located in Building 98, Jerusalem Technology Park, P.O. Box 48253, Jerusalem 91481, Israel in approximately 7,000 square feet of space occupied under a lease with a monthly rental rate of approximately $11,000 that expires in December 2005, with an option to extend the term for an additional 47 months thereafter at the same monthly rate (as adjusted for local inflation). We believe that our facilities are in good condition, though we anticipate the need to lease additional space in the short term to accommodate our planned increase in staff. We also maintain an address for receipt of correspondence at 441 Route 306, Wesley Hills, New York 10952 at no cost. At the present, we are seeking limited office space in New York City to accommodate our needs driven by U.S. operations to be headed by our Chief Revenue Officer.

Item 3.  Legal Proceedings

We are not presently a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended December 31, 2004.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is quoted on the American Stock Exchange under the symbol “GRU”. During the fourth quarter of 2004, the only quarter in 2004 during which our stock had a liquid trading market, the range of high and low per share sale prices, as reported, were $9.43 and $4.40, respectively.

Number of Stockholders

As of March 24, 2005, there were 54 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in operation and expansion of our business.

Recent Sales of Unregistered Securities

Bridge Notes

On January 30, 2004 and February 17, 2004, we completed our bridge financing, consisting of $5.0 million aggregate principal amount of bridge notes bearing interest at an annual rate of 8%. The aggregate principal amount of the bridge notes includes $200,000 previously advanced to us by investors that was converted into bridge notes in connection with the bridge financing. The bridge notes were due on the earlier of January or February 2005 and the consummation of our initial public offering (“IPO”).

As our IPO was not consummated by (i) July 28, 2004, with respect to the bridge notes issued on January 30, 2004, or (ii) August 15, 2004, with respect to the bridge notes issued on February 17, 2004, we paid each purchaser a cash amount equal to 1% of the aggregate purchase price paid by such purchaser for the first month and 1.5% for each month thereafter on every monthly anniversary thereof until the applicable securities underlying the bridge securities were registered. Interest from the date of issuance through September 30, 2004 was paid in cash on July 1, 2004, August 1, 2004, September 1, 2004, October 1, 2004 and October 13, 2004. In aggregate, we paid at the foregoing dates $287,136 due to interest and $161,124 due to penalties.

Of the aggregate bridge notes outstanding, $3,160,000 principal amount of the bridge notes was repaid in cash from the net proceeds of our IPO and $1,840,000 of the principal amount of the bridge notes was converted on the date of our IPO into shares of common stock at a conversion price of $3.75. The shares issued upon conversion of the bridge notes are locked up for 12 months from the consummation of our IPO, or less, subject to certain conditions.

Bridge Warrants

In connection with the issuance of the bridge notes, we issued bridge warrants to purchase an aggregate of 1,700,013 shares of common stock exercisable at $7.20 per share. The bridge warrants became exercisable commencing December 31, 2004 and for a period ending on the seventh anniversary of their respective dates of issuance. In the third quarter of 2004, our board of directors authorized the issuance of an aggregate of 750,002 additional warrants to the bridge noteholders. On the date of our IPO, each noteholder received a pro rata share of these additional warrants (approximately 0.44 warrant for each bridge warrant held). These additional warrants contained terms identical to the bridge warrants except for certain expiration provisions. Any shares issued upon their exercise will be locked up for 12 months or less subject to certain conditions.

In addition, Vertical Ventures, LLC, the lead purchaser in the bridge financing received a warrant to purchase 265,837 shares of common stock at an exercise price of $3.75 per share. This warrant is identical to the bridge warrants except for the exercise price.

In October 2004, the National Association of Securities Dealers, Inc. determined that shares issuable upon conversion of bridge notes and exercise of bridge warrants held by certain bridge noteholders in our bridge financing constituted underwriter’s compensation, because of the relationship between these noteholders and one of our underwriters. As a result, these noteholders were contractually obligated to surrender their 648,534 warrants to us without consideration and have their $1,350,000 aggregate principal amount of bridge notes entirely repaid instead of partially or completely converted into common stock.

Lock-Up Agreements

All of the holders of the bridge notes and bridge warrants have entered into lock-up agreements under which they have agreed not to sell or otherwise dispose of their shares of common stock underlying their bridge notes and bridge warrants without the consent of the underwriters except as follows: sales of the shares underlying the bridge notes and bridge warrants following October 13, 2004, the date of our IPO, through 180 days thereafter may be made at per share prices of no less than $7.50 and sales of the shares underlying the bridge notes and bridge warrants made following the 180th day after October 13, 2004 through the first anniversary thereof may be made at per share prices of no less than $5.00. The bridge warrants became exercisable on December 31, 2004. The underwriters have advised us that in determining whether to give or withhold their consent to any sale within the applicable lock-up period, they will consider the market price and volume of our stock at such time and whether such sale would have an adverse effect on the market for our common stock. The underwriters have advised us that they will examine each request for a consent on a case by case basis using the factors enumerated above, which may result in disparate treatment for stockholders that may be otherwise similarly situated.

Warrant Reload

On February 4, 2005, we entered into an agreement (the “Warrant Reload Agreement”) with certain holders of the bridge warrants, under which the holders of the bridge warrants exercised an aggregate of 1,871,783 bridge warrants at the exercise price of $7.20 per share (with the exception of Vertical Ventures, LLC, which held a warrant exercisable at $3.75 per share) for aggregate proceeds to us of approximately $12,220,000, net of fees and expenses. As an incentive to the holders to exercise their respective bridge warrants, we issued to the holders 1,029,488 new warrants to purchase such number of shares of common stock (equal to 55% of the number of shares of common stock underlying their respective bridge warrants) at an exercise price of $17.27 per share. The warrants are presently exercisable and expire on February 4, 2010.

Pursuant to an amendment to the Warrant Reload Agreement, we are obligated to file a registration statement with the Securities and Exchange Commission on or prior to April 6, 2005. Our failure to either file the registration statement by April 6, 2005 or have the registration statement declared effective by the Securities and Exchange Commission on or prior to May 5, 2005, will result in our obligation to pay to the holders of the warrants, liquidated damages in the amount of equal to 1% of the aggregate exercise price of the exercised warrants, for the first month, and 1.5% for each month thereafter, prorated for any partial month. We incurred fees aggregating $298,214 in connection with the Warrant Reload Agreement.

Maxim Warrant

On January 20, 2005, we entered into an agreement with Maxim Group LLC for the provision of general financial advisory and investment banking services. The agreement, with a minimum term of 6 months, is for a monthly retainer fee of $5,000. In connection with the foregoing agreement, we agreed to grant Maxim Group LLC a warrant to purchase 100,000 shares of our common stock, exercisable for 5 years following the date of the agreement at an exercise price equal to $11.00.

Consultant Stock Options

On March 5, 2005, we entered into an agreement with a consultant for the provision of services in the areas of public relations and strategic planning. The agreement, which terminates on January 5, 2006, is for an aggregate cash amount of $50,000. In connection with the foregoing agreement, we agreed to grant the consultant, David Epstein, stock options to purchase up to 20,000 shares of common stock. 3,333 options vested immediately upon entering into the agreement and the remaining 16,667 options will vest ratably over the ten-month service period.

Common Stock Issuance

On December 13, 2004 we entered into an agreement with Barretto Pacific Corporation for the provision of investor relations consulting services. The agreement, which terminates on December 13, 2005, is for an aggregate cash amount of $100,000. In connection with the foregoing agreement, we issued Barretto Pacific Corporation 7,800 shares of our common stock, bearing a restrictive legend.

Comerica Warrant

A warrant was issued to Comerica Bank — California (“Comerica”) in connection with a Loan and Security Agreement dated as of April 1, 2002. The warrant entitles Comerica to purchase 2,172 shares of our common stock at a price of $34.53 per share. The Comerica Warrant will expire in April 1, 2009, at which time, if the Comerica Warrant has not been exercised, it shall be deemed to have been automatically exercised on the expiration date by “cashless” conversion.

With respect to each of the issuances described in the foregoing section, Recent Sales of Unregistered Securities, the securities were issued to investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder relative to sales by an issuer not involving any public offering. All purchasers of shares of the Registrant’s bridge notes and warrants described above represented to the Registrant in connection with their purchase that they were accredited investors and were acquiring the shares for investment and not distribution, that they could bear the risks of the investment and could hold the securities for an indefinite period of time. The purchasers received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration or an available exemption from such registration.

IPO

On October 13, 2004, our registration statement on Form SB-2 (Registration No. 333-115424) was declared effective for our IPO, pursuant to which we registered 2,702,500 shares of common stock to be sold by us, including 352,500 shares subject to the underwriters’ over-allotment option. The stock was offered at a price of $5.00 per share. The offering closed on October 18, 2004 after the sale of a total of 2,350,000 shares of our common stock and the over-allotment was exercised, in full, on November 18, 2004. Total proceeds of this offering, including the exercise of the over-allotment option, were approximately $10,700,000, net of underwriters’ discounts and commissions of approximately $1,320,000 and other offering expenses of approximately $1,476,000 (including underwriters non-accountable expense allowance of $352,500). The underwriters of the offering were Maxim Group LLC and EarlyBirdCapital, Inc. No offering expenses were paid directly or indirectly to directors, officers (or their associates), or to persons owning 10% or more of any of our equity securities, or to our affiliates. The Registration Statement also registered (a) 490,678 shares of common stock that were issued to investors in our 2004 bridge financing, (b) 2,067,318 shares of common stock underlying warrants issued to those investors; and (c) 117,500 shares of common stock underlying the purchase option issued to the underwriters.

Use of Proceeds of Initial Public Offering

Our IPO became effective on October 13, 2004. To date, of the net proceeds from the offering, we applied $3,160,000 towards the repayment of our entire bridge note debt and we estimate that through March 31, 2005, we will have applied $1.2 million towards funding our day to day operations. We intend to use the remaining net proceeds from the offering of approximately $6,440,000 as follows:

	Application of Net Proceeds	Percentage of Net Proceeds
Sales and Marketing	$1,630,000	25%
Research and Development	$1,520,000	24%
Product Support	$1,250,000	19%
Working capital and general corporate purposes (1)	$2,040,000	32%
Total:	$6,440,000	100%

(1) Includes an aggregate of $795,280 for salaries and directors’ fees representing all payments to officers and directors anticipated over the next 12 months.

Pending use of the net proceeds from our IPO, we have invested the funds in short-term, interest bearing investments.

Purchases of Equity Securities

We have not purchased any equity securities during the three-month period ending December 31, 2004.

Item 6.  Management’s Discussion and Analysis

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this filing. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” and elsewhere in this filing, our actual results may differ materially from those anticipated in these forward-looking statements.

General

We possess technology that helps integrate and retrieve online information from disparate sources and delivers the result in a single consolidated browser view. Our answer engine delivers snapshot, multi-faceted definitions and explanations from attributable reference sources about numerous topics in our database. We seek to differentiate ourselves by providing our users with relevant reference information that enhances results achieved through traditional search engines. Most search engines respond to an Internet user’s query with a long list of links to more Websites that in some way relate to the query term. Our answer engine automatically displays relevant, narrative responses to a user’s query without requiring the user to review a list of hyperlinks sequentially. Our answer engine also directly displays information in various formats such as charts, graphs and maps.

During 2003, we sold lifetime subscriptions to our answer engine product, GuruNet, generally for $40.00. In December 2003, we decided to alter our pricing model and moved to an annual subscription model, generally, $30.00 per year. In conjunction with selling subscriptions, we also offered free access to dictionary, thesaurus, encyclopedia and other basic reference information through our products. Under our business model during those years, our ability to generate revenues was dependent upon our ability to increase the number of subscribers and increase the number of users who used our basic free product. Usage of our basic free product was our means of encouraging users to upgrade to our subscription product and increase our subscription revenue. Although we earned some advertising revenue during those years from pay-per-click keyword advertising in our subscription and free products, such amounts were not significant. Our business model at the time strongly encouraged subscriptions, and thus we limited the amount of content available in our free product. This approach did not facilitate the amount of traffic we needed to earn significant amounts of revenue from advertising. Further, the aforesaid business model required us to maintain an infrastructure for billing and subscriptions, and we met resistance from customers to pay for “information freely accessible on the Internet”. A desire to gain more expansive, ubiquitous growth led to our current implementation, in January 2005, of a free-to-customer product, Answers.com and "1-Click Answers" software, containing practically all the content that we used to sell via subscriptions.

On January 3, 2005 the Company announced the release of Answers.com, a website that had been launched in August 2004 in beta version. The Company also released "1-Click Answers" software - allowing users to click anywhere on the screen for instant facts about a word or phrase. 1-Click Answers allows users working in any application such as e-mail, spreadsheet, word processing, database or other program or application to “alt-click” on a word or phrase within a document and access our online library and display information about that word or phrase in a pop-up window. While Web users enjoy our integrated reference information, our Web-based product does not provide the “alt-click” command, and context analysis that we include in our software. Our revenue model for these products is based solely on advertising revenue. When a user searches sponsored keywords, a link to an advertiser’s Website is displayed in a premium position and identified as a sponsored result to the search. In contrast to the GuruNet product, we do not plan to generate revenues from selling subscriptions.

In conjunction with the release of Answers.com, GuruNet.com began functioning primarily as a corporate site. We are no longer offering new subscriptions to GuruNet or offering downloads of GuruNet software to users who do not have existing subscriptions. Notwithstanding, users who purchased GuruNet subscriptions prior to January 3, 2005, will continue to be fully supported through their subscription periods, and can access GuruNet services through GuruNet software or at GuruNet.com.

Revenues

Revenues in 2004 were $193,283 compared to $28,725 in 2003, an increase of $164,558 or 572.9%. Revenues in 2004 resulted primarily from recognition of deferred subscriptions license revenues, amounting to approximately $154,000, maintenance contracts on our corporate enterprise software of approximately $23,000, and advertising revenues of approximately $17,000. In contrast, revenues during 2003 resulted primarily from maintenance contracts on the corporate enterprise systems that we sold in 2002. Subscriptions sold in January 2003 through November 2003 had no impact on 2003 revenues because at that time we sold lifetime subscriptions. Since the obligation to continue serving content had no defined termination date and we could not estimate the time period over which the service would be provided, we did not recognize revenue from those sales. Beginning December 2003, we began offering GuruNet subscriptions to the public on an annual subscription basis, rather than a lifetime fee basis. Revenues from such subscriptions are recognized over the life of the related subscription. Further, during the second quarter of 2004, we began offering selected users who purchased lifetime licenses the opportunity to exchange their lifetime license for an initial free defined-term license to a newer enhanced version of GuruNet. The cash received from previous sales of lifetime subscriptions is being recognized over the new defined-term subscription period for users who agreed to this offer. With the onset of Answers.com, in January 2005, we have ceased making this offer.

Cash received from subscriptions sold in 2004 was approximately $182,000, compared to approximately $537,000 in 2003. The decrease is due to a number of factors, including our offering one-year subscriptions, generally at $30 per year, rather than lifetime subscriptions, generally for $40, beginning December 2003; and that we are in development stage and still testing various marketing approaches, which caused variability in subscription volume. Additionally, in October 2002, we began charging a fee for our individual reference product, now known as GuruNet. Prior to such time, our individual reference product was available to the public for free. During 2003, we converted a significant number of users of our free product, which had been available to the public between 1999 and October 2002, to a paid subscription of our upgraded GuruNet product. This contributed significantly to the amount we sold in 2003.

Cost of Revenues

Cost of revenues in 2004 was $647,055 compared to $723,349 in 2003, a decrease of $76,294 or 10.5%. The net decrease is primarily attributable to higher content costs incurred in the first quarter of 2003 than we typically incur each quarter, offset by additional web hosting costs approximating $40,000.

Cost of revenues is comprised of fees to third party providers of content, web hosting services and technical and customer support salaries, benefits and overhead costs.

Gross Margin

Gross margin in 2004 was ($453,772) compared to ($694,624) in 2003, a decrease in the negative margin of $240,852 or 34.7%. The decrease was due to increased revenues and decreased cost of revenues, as discussed above.

Research and Development Expenses

Research and development expenses in 2004 were $1,033,521 compared to $910,114 in 2003, an increase of $123,407 or 13.6%. The increase is due primarily to compensation-related expense increases as our research and development team grew in order to develop and test newer versions of GuruNet. The salaries, benefits and overhead costs of personnel, conducting research and development of software and Internet products comprise research and development expenses.

Sales and Marketing Expenses

Sales and marketing expenses in 2004 were $932,455 compared to $478,942 in 2003, an increase of $453,513 or 94.7%. The increase is due primarily to increases in advertising, promotion and marketing consulting costs by approximately $280,000 due to our increased focus on promoting our product, and an increase in sales and marketing compensation related expenses of approximately $70,000, due to the addition of sales and marketing employees and agents. Salaries, benefits and overhead costs of personnel, and public relations services and advertising programs, comprise sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses in 2004 were $1,125,064 compared to $678,645 in 2003, an increase of $446,419 or 65.8%. The increase relates primarily to increases in the number of personnel, and salaries of personnel, which resulted in an increase, in aggregate, of approximately $128,000; increased travel of approximately $70,000; increased legal, accounting and other professional costs of $160,000; increased director fees and expenses of approximately $75,000; and increases in our insurance costs of approximately $25,000. The increases in the line expenses that comprise General and Administrative Expenses, including those mentioned previously, are mostly related, directly or indirectly, to the increased costs associated with being a public company. Further, some of those costs actually began, in anticipation and prior to our IPO.

General and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, e-commerce fees, insurance, fees for professional services, including consulting, legal, and accounting fees, travel costs, non-cash stock compensation expense for the issuance of stock options and other general corporate expenses. Overhead costs are comprised primarily by rent, utilities and depreciation.

Interest Income (Expense), Net

Interest (expense) income, net in 2004 was ($4,382,583), compared to $719 in 2003, representing a net increase in interest expense of $4,383,302. Interest expense, net in 2004 is comprised of approximately $3,962,000 of amortization of note discounts and deferred charges relating to the convertible promissory notes, which are described in the footnotes to the accompanying financial statements. The remainder is comprised of 8% interest on the face of the $5 million convertible promissory notes and of monthly liquidated damages in the amount of 1% to 1.5% of the aggregate purchase price of the Notes, approximating $450,000, less interest income of approximately $29,000. Interest income, net in 2003 is comprised primarily of interest income earned.

Gain on extinguishment of debt

Gain on extinguishment of debt, in 2004, of $1,493,445 resulted from the following: In conjunction with the $5 million in bridge notes that we issued in the first quarter of 2004, we recorded a note discount, with a corresponding increase in paid-in capital, of approximately $2,476,000, to account for the beneficial conversion terms that the promissory note holders received, in comparison to the expected IPO offering price. Upon repayment of approximately 63% of the bridge notes, in October 2004, the percentage of the intrinsic value of the beneficial conversion feature at the date of extinguishment was reversed in paid-in capital, in the amount of approximately $1,493,000, and interest in the same amount, previously recorded relating to the beneficial conversion feature that was reversed in paid-in capital, was functionally reversed by the recording of a gain on extinguishment of debt.

Other Expense, Net

Other expense, net in 2004 was $116,012 as compared to $12,586 in 2003, an increase of $103,426. When we initially began preparing for our IPO, in 2004, we incurred approximately $90,000 in costs relating to our plan to have us listed on the Nasdaq SmallCap Market and the Boston Stock Exchange. In October 2004, the Company decided to instead list on the American Stock Exchange, and as a result we wrote off the aforesaid costs in the fourth quarter of 2004. The increase in other expense resulted primarily from such write-off. The remaining balance in other expense, net, in 2004 and 2003, is comprised primarily by foreign exchange gains(losses) and the write-off of tax advances that we do not expect to realize due to our “approved enterprise, ” as discussed below.

Income Tax Expense

Our effective tax rate differs from the statutory federal rate due to differences between income and expense recognition prescribed by the United States and Israeli tax laws and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating property and equipment. The recording of certain provisions results in expense for financial reporting but the amount is not deductible for income tax purposes until actually paid. Our deferred tax assets are mostly offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely to transpire, than not to transpire.

We had net operating loss carryforwards for federal and state income tax purposes of approximately $35 million at December 31, 2004 and $26 million at December 31, 2003. The federal net operating losses will expire if not utilized on various dates from 2019 through 2024. The state net operating losses will expire if not utilized on various dates from 2009 through 2013. Our Israeli subsidiary has capital loss carryforwards of approximately $604,000 that can be applied to future capital gains for an unlimited period of time under current tax rules.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, our recent Initial Public Offering and other ownership changes that have transpired, will significantly limit our ability to utilize net operating losses and credit carryforwards.

Our subsidiary had income in 2004 and 2003, resulting from its cost plus agreement with the parent company, whereby it charges us for research and development services it provides to us, plus 12.5%. However, the subsidiary is an “approved enterprise” under Israeli law, which means that income arising from the subsidiary’s approved activities is subject to zero tax under the “alternative benefit” path for a period of ten years. In the event of distribution by the subsidiary of a cash dividend out of retained earnings which were tax exempt due to the “approved enterprise” status, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received.

As of December 31, 2004, we accrued approximately $75,000, net, to reflect the estimated taxes that our subsidiary would have to pay if it distributed its accumulated earnings to us. Should the subsidiary derive income from sources other than the approved enterprise during the relevant period of benefits, this income will be taxable at the tax rate in effect at that time (currently 35%, gradually being reduced to 30% in 2005-2008). Through December 31, 2004, our Israeli subsidiary received tax benefits of approximately $700,000.

Net Loss

Our net loss increased to $6,590,519 in 2004, from $2,808,783 in 2003, as a result of the changes in our revenues, cost of sales and expenses as described above.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to the Company's audited consolidated financial statements for the year ended December 31, 2004, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Use of Estimates

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, accrued expenses and the fair value of our common and preferred stock, so long as we were a private company, particularly as it relates to stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions and could have a material impact on our reported results.

Revenue Recognition

In 2003, the Company sold lifetime subscriptions to its consumer product and did not recognize revenue from those sales since the obligation to continue serving such content had no defined termination date and adequate history to estimate the life of the customer relationship was not available. Cash received from such lifetime licenses is reflected as long-term deferred revenues on the accompanying balance sheets. Beginning December 2003 and throughout 2004, the Company, generally, sold consumers one-year subscriptions to GuruNet. We recognize the amounts we received from those subscriptions over the life of the related subscription. Beginning April 2004, certain users who purchased lifetime subscriptions in 2003 exchanged their lifetime subscriptions for free two-year subscriptions to a newer, enhanced version of the GuruNet product. The cash previously received from such users is being recognized as revenues over the new two-year subscription. Beginning January 2005, we no longer offer subscriptions to our consumer products and/or websites. Rather, our consumer business model is now an advertising-only model. Notwithstanding, we have not terminated fixed-term and lifetime subscriptions to GuruNet that we previously sold. This means that those users will continue to receive content and will not have to upgrade their software. The software they downloaded in conjunction with their subscription will be supported. Our accounting treatment relating to those subscriptions has not changed, since we continue to honor those subscriptions.

Accounting for Stock-based Compensation

In January 2003, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”), which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We have determined that until required otherwise, we will continue to account for stock-based compensation for employees under APB 25, and elect the disclosure-only alternative under SFAS 123 and provide the enhanced disclosures as required by SFAS 148.

We record deferred stock-based compensation expense for stock options granted to employees and directors if the market value of the stock at the date of grant exceeds the exercise price of the option. We recognize expenses as we amortize the deferred stock-based compensation amounts over the related vesting periods. The market value of our stock, so long as we were a private company, was determined by us based on a number of factors including comparisons to private equity investments in us. These valuations are inherently highly uncertain and subjective. If we had made different assumptions, our deferred stock-based compensation amount, our stock-based compensation expense, our net loss and our net loss per share could have been significantly different.

The fair value of stock options granted to non-employees is measured throughout the vesting period as they are earned, at which time we recognize a charge to stock-based compensation. The fair value is determined using the Black-Scholes option-pricing model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and an estimate of the average time option grants will be outstanding before they are ultimately exercised and converted into common stock. As discussed above, the market value of the underlying stock was based on assumptions of matters that are inherently highly uncertain and subjective. Since, prior to our IPO there had been no public market for our stock, our assumptions about stock price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our stock price volatility following the offering. If we had made different assumptions about the fair value of our stock or stock price volatility, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different.

We are required in the preparation of the disclosures required under SFAS 148 to make certain estimates when ascribing a value to employee stock options granted during the year. These estimates include, but are not limited to, an estimate of the average time option grants will be outstanding before they are ultimately exercised and converted into common stock. These estimates are integral to the valuing of these option grants. Any changes in these estimates may have a material effect on the value ascribed to these option grants. This would in turn affect the amortization used in the disclosures we make under SFAS 148, which could be material. For disclosure purposes only, the fair value of options granted in the past to employees was estimated on the date of grant using the minimum-value method with the following weighted average assumptions: no dividend yield; risk-free interest rates of 2.18% to 6.68%; and an expected life of three to five years. The fair value of options granted to employees subsequent to May 12, 2004, the date of our first filing with the U.S. Securities and Exchange Commission in connection with our IPO is measured, for disclosure purposes only, according to the Black-Scholes option-pricing model, with the following weighted average assumptions: no dividend yield; risk-free interest rates of 2.17% to 3.78%; volatility between 61.57% and 66.76%; and an expected life of four years. If we had made different assumptions than those noted above, the related disclosures under SFAS 148 could have been significantly different.

Finally, the Financial Accounting Standards Board ("FASB") recently enacted Statement of Financial Accounting Standards 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation". The impact of SFAS 123R on future periods is discussed in the section of this Management’s Discussion & Analysis titled, Recent Accounting Pronouncements.

Accounting For Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax item in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our US deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. Deferred tax assets and liabilities in the financial statements result from the tax amounts that would result if our Israeli subsidiary distributed its retained earnings to us. This subsidiary is entitled to a tax holiday, as described above, yet continues to generate taxable income in respect of services provided to us, and therefore were the subsidiary to distribute its retained earning to us, we believe that the deferred tax asset relating to the Israeli subsidiary would be realized. In the event that our subsidiary’s products would not generate such taxable income, we would need to write off the deferred tax asset as an expense in the statement of operations. It should be noted that as the income is derived from us, it is eliminated upon consolidation.

Foreign Currency Translation

Beginning February 2004, our Israeli subsidiary began paying substantially all of its salaries linked to the dollar, rather than the New Israeli Shekel (“NIS”). Based on this change, and in conjunction with all other relevant factors our management has determined that the subsidiary’s functional currency, beginning the first quarter of 2004, is the U.S. dollar (“USD”). SFAS 52, Appendix A, paragraph 42 cites economic factors that, among others, should be considered when determining functional currency. We determined that the cash flow, sales price and expense factors for our subsidiary, which prior to 2004 all indicated functional currency in foreign currency, have changed in 2004 to indicate the functional currency is the USD.

Our subsidiary’s revenue is derived based on a cost plus methodology. Prior to 2004, salary expense, its primary expense, was determined in the foreign currency resulting in income and expenses being based on foreign currency. However, in 2004, a triggering event occurred that, in our opinion, warranted a change of the functional currency of our subsidiary to that of our currency, USD. Salary expense, the primary expense of our subsidiary, began to be denominated in USD. This led to a change with respect to the currency of the cash flow, sales price and expense economic factors and resulted in a determination that our subsidiary’s functional currency had changed to that of our functional currency.

Had we determined that our subsidiary’s functional currency was different than what was actually used, whether in 2004 or 2003, we believe that the effect of such determination would not have had a material impact on our financial statements.

Note Discount on Convertible Promissory Notes

In January and February 2004, we issued an aggregate of $5.0 million principal amount of 8% convertible promissory notes. We estimated that approximately $809,000 of the $5.0 million relates to the value of the warrants, resulting in a note discount of $809,000. In accordance with EITF 00-27, such note discount was being amortized over the life of the bridge notes. In October 2004, in conjunction with our IPO, $1,840,000 of the $5 million of promissory notes we owed to Bridge Note holders, converted into 490,678 shares of common stock and the remaining $3,160,000 was repaid. On October 13, 2004, the effective date of our IPO (the “IPO Effective Date”), the unamortized discount relating to the portion of the notes that converted into shares was immediately recognized as interest expense. To the extent that the notes were repaid, the intrinsic value of the beneficial conversion feature at the date of extinguishment was decreased in equity and a gain on extinguishment of debt was recorded.

Further, in July 2004, we decided to grant the holders of the Convertible Promissory Notes and Warrants an aggregate of 750,002 additional warrants, of which 198,530 were cancelled prior to the IPO. Each holder received approximately 0.44 warrants for each bridge warrant previously held. In connection therewith, we recorded an additional deferred charge with a corresponding increase in paid-in capital, of approximately $262,000, (net of effect of cancellation of shares,) to account for the additional benefit that the convertible promissory holders received. The aforesaid deferred charge was amortized to interest expense over the remaining life of the promissory notes. On the IPO Effective Date, the unamortized balance of such deferred charges was immediately recognized as interest expense.

The fair value of the warrants was determined by us based on a number of factors including the exercise price, and the expected volatility in the share price. Such valuation is inherently highly uncertain and subjective. Furthermore, the discount on the beneficial conversion feature of the convertible promissory notes was calculated taking into consideration our estimate of the fair value of these warrants. If we had made different assumptions, our note discounts, additional paid in capital, interest expense in respect of the amortization, our net loss and our net loss per share could have been significantly different.

Recently Issued Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB issued FSP 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1, ’The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’,” delaying the effective date for the recognition and measurement guidance of EITF 03-1, as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements in other accounting literature. We do not expect the adoption of EITF 03-1 to have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment to APB No. 29." This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations and financial condition.

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for us for reporting periods beginning after December 15, 2005. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 2 in our Notes to the Consolidated Financial Statements for the pro forma net loss and net loss per share amounts, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined the method of adoption and whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and the impact their adoption will have on our consolidated statements of operations and net income (loss) per share.

Liquidity and Capital Resources

General

From our inception through December 31, 2004, our operations have been funded almost entirely through the proceeds we received from issuance of four series of convertible preferred stock, convertible promissory notes in the first quarter of 2004, and our IPO in last quarter of 2004. The amounts raised were used primarily to fund research and development, sales and marketing, business development and general and administrative costs.

As of December 31, 2004, we had $8,907,183 of assets consisting of $1,565,415 in cash and cash equivalents, $5,850,000 in investment securities, $277,819 in other current assets and the remaining balance in property and equipment, long-term deposits, domain name, capitalized software development costs and deferred tax asset. Total liabilities as of December 31, 2004, reflect current liabilities of $1,004,513, consisting primary of accounts payable and accrued expenses and compensation. Long-term liabilities of $1,078,548, is comprised primarily by liabilities in respect of employee severance obligations and deferred revenues, long-term.

Cash flows in 2004 and 2003 were as follows:

	2004	2003
Net cash used in operating activities	$(4,269,514)	$(1,361,028)
Net cash used in investing activities	$(6,181,856)	$(35,913)
Net cash provided by financing activities	$11,904,779	$45,884

The increase in net cash used in operating activities during 2004 compared to 2003, of $2,908,486, is the result of a number of factors, the most significant of which, are as follows: Firstly, our operating loss in 2004 was $3,544,812, approximately, $782,000 more than 2003. We also incurred approximately $450,000 of cash interest, in 2004, while interest expense was insignificant in 2003. Finally, changes in our operating assets and liabilities impacted favorably on cash, in 2003, by approximately $1,137,000, while in 2004, changes in our operating assets and liabilities caused cash to decrease approximately $337,000. The aforesaid decrease to cash resulting from changes in operating assets and liabilities in 2004 was driven by many factors, the largest of which is an increase in our prepaid content at December 31, 2004, of approximately $238,000 over the balance of that account at December 31, 2003. The increase to cash resulting from changes in operating assets and liabilities in 2003 was driven by many factors the largest of which were the increase in long-term deferred revenue due to the sale of lifetime subscriptions, and decreases to accounts receivable that resulted from the collection of accounts relating to 2002 enterprise sales, in early 2003.

Cash used in investing activities of $6,181,856 in 2004 is attributable primarily to purchases of investment securities of $5,850,000, capital expenditures of $209,875, the purchase of a domain name for $80,200, and capitalized software development costs of $39,736. Cash used in investing activities of $35,913 in 2003, is attributable to capital expenditures of $48,454 offset by a decrease in long-term deposits.

Cash and cash equivalents and investment securities at December 31, 2003 were insufficient to provide the capital we needed to operate. In January and February 2004, we issued $5.0 million aggregate principal amount of bridge notes, which brought us $4,125,000, net of issuance costs and not including the $200,000 we received from the sale of promissory notes to four investors in 2003. The proceeds of the convertible promissory notes enabled us to continue operating during the first nine months of 2004.

On October 13, 2004, we completed our IPO of 2.35 million shares of our common stock at $5 per share pursuant to a Registration Statement on Form SB-2. Additionally, the underwriters exercised their over-allotment option and purchased an additional 352,500 shares of our common stock, at $5 per share, on November 18, 2004. Total proceeds of the IPO, including the exercise of the over-allotment option, were approximately $10,786,000, net of underwriting fees and offering expenses of approximately $2,726,000. In conjunction with the offering, $1,840,000 of the $5 million of promissory notes we owed to Bridge Note holders, converted into 490,678 shares of common stock and the remaining $3,160,000 was repaid from the net proceeds of the offering.

Cash flow from financing activities during 2003 was comprised primarily of $200,000 we received from the sale of promissory notes to four investors, less approximately $155,000 we expended on costs relating to the $5.0 million of bridge notes issued in 2004.

Current and Future Financing Needs

We have incurred negative cash flow from operations since we started our business. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy. As noted above, we raised approximately $10,786,000, net of underwriting fees and offering expenses, through our IPO and the over-allotment option. After repaying the portion of the bridge notes that did not convert to common shares, of $3,160,000, approximately $7.6 million remained. Further, in February 2005 the Company entered into an agreement (the "Warrant Reload Agreement"), with certain holders of warrants that were issued by the Company in 2004 in connection with the bridge financing, pursuant to which such holders exercised an aggregate of 1,871,783 Bridge Warrants. As a result, the Company raised approximately $12,225,000, net of costs relating to the exercise. Further, in 2005, to date, we raised additional amounts, in excess of $1 million, from other exercises of options and warrants. Based on our current plans, we believe that the net proceeds of the aforementioned IPO and the over-allotment option, and Warrant Reload Agreement will be sufficient to enable us to meet our planned operating needs for the foreseeable future and to fund possible future acquisitions. Notwithstanding, we may decide to raise funds in the future, via public or private sales of our shares or debt and/or other sources, to finance acquisitions and growth.

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

Obligations and Commitments

As of December 31, 2004, we had the following known contractual obligations, commitments and contingencies:

Year Ending December 31	Purchase Contracts	Operating Leases	Total

2005	$269,516	$183,421	$364,937
2006	2,500	55,644	58,144
2007	—	20,210	20,210
Total	$272,016	$259,275	$443,291

Factors That May Affect Future Operating Results

You should carefully consider the risks described below and elsewhere in this report, which could materially and adversely affect our business, results of operations or financial condition. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Risk Factors

You should carefully consider the following risks and the other information in this Report and our other filings with the SEC before you decide to invest in our company or to maintain or increase your investment. We believe that the risks and uncertainties described below are all of the material risks that we will face. Our business, operating results and financial condition could be seriously harmed and you could lose your entire investment by the occurrence of any of the following risks. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to our Business

Our current business model, based on monetizing visitor traffic to our Website through sponsored links and paid advertisements, was initiated in the beginning of January 2005 and is in its early stages. Our limited experience executing on our new business model and the very short history of metrics available to us, make it difficult to evaluate our future prospects and the risk of success or failure of our business.

Implementation of our current business model, announced on January 3, 2005, is in its early stages. Under the new model, we will be utilizing sponsored links and advertisements to generate revenues. The introductory stage of executing on our current business model means that we have very limited operating history on which to evaluate potential for future success. Additionally, at the present we have limited experience in effectively monetizing Answers.com. The combination of the foregoing factors makes it difficult to evaluate the potential for success or failure of our business.

We have experienced significant and continuing operating losses. If such losses continue, the value of your entire investment may decline.

We incurred operating losses of $2,762,325 in 2003 and $7,549,011 in 2002. Furthermore, we incurred operating losses of $3,544,812 in 2004. From our inception in 1998 through October 2004, our operations had been funded almost entirely through the proceeds of approximately $38,000,000 that we received from the issuance of four series of convertible preferred stock between December 1998 and June 2000, and the issuance of the bridge notes in the bridge financing. On October 13, 2004 we completed our IPO of 2,350,000 shares of common stock at $5.00 per share. Total proceeds of the offering were approximately $10,800,000 net of proceeds, including the over-allotment option exercised by the underwriters. In February 2005, certain holders of the bridge warrants exercised an aggregate of 1,941,215 bridge warrants at the exercise price of $7.20 per share, with the exception of one holder, who held a warrant with an exercise price of $3.75, resulting in aggregate gross proceeds to us of approximately $13,060,000.

If our existing co-branding partnerships and revenue-sharing arrangements with third-party Websites and service providers are not renewed or continued, we will lose advertising revenue, which would have an adverse effect on our business.

We have entered into co-branding agreements and revenue-sharing arrangements with certain entities, including Comet Systems Inc., a leader in connected, intelligent desktop software and A9.com, a new search engine introduced by A9.com, Inc., a subsidiary of Amazon.com, Inc. These agreements may be terminated or discontinued by our co-branding partners and third-party Websites. Termination of such agreements will result in the loss of advertising revenue and may negatively affect our financial condition.

If Google, Inc. decides to discontinue directing user traffic to Answers.com through its “definition link”, we will lose a significant portion of our traffic, which would result in a reduction in our advertising revenues and adversely affect our financial condition.

A significant percentage of our direct query traffic is directed to Answers.com by the “definition link” appearing on Google’s Website result pages. This arrangement is informal, is not based on a contractual relationship and can be discontinued by Google at its sole discretion, at any given time. Further, as a result of this arrangement, we obtain a significant amount of secondary traffic (i.e. users who visit our site via the “definition link” and perform additional searches on Answers.com.) A decision on Google’s part to end this arrangement would significantly reduce our query total as well as damage our branding, and possibly our industry validation.  If Google ceases to direct traffic to Answers.com through its “definition link”, we will experience a significant reduction in our advertising revenues, which would adversely affect our financial condition.

If search engines were to alter their algorithms or otherwise restrict the flow of consumers visiting our Website, our financial results would suffer.

Search engines and portals serve as origination Websites for consumers in search of information. We rely heavily on search engines for a substantial portion of the users visiting Answers.com. If Google (the primary search engine directing traffic towards our Website), or other search engines were to decide to change the algorithms responsible for directing search queries or if they were to restrict the flow of consumers visiting Answers.com, we would experience a significant decrease in traffic and revenues which would in turn adversely affect our financial condition.

If we are unable to retain current Internet users or attract new Internet users, we will not be able to generate revenues, which would likely result in our inability to continue our business.

Given the wide availability of free search engines and reference sites, we may not be able to retain current Internet users or attract additional Internet users. If the user traffic on our Website and the advertising revenue generated by such Internet users does not increase significantly, our business, results of operations and financial condition could be materially adversely affected.

If we do not continue to develop and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on developing and providing products and services. Several of our competitors continue to develop innovations in web search, online advertising and providing information to people. As a result, we must continue to invest resources in research and development in order to enhance our web search technology and introduce innovative, easy-to-use products and services. If we are unable to develop useful and innovative products and services, users may become dissatisfied and use our competitors’ products.

We seek to generate our revenue mostly from paid advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We seek to generate our revenue mostly from sponsored links and paid advertisements. Our advertisement providers may discontinue their arrangements with us at any time. If we are unable to generate sufficient Internet traffic and consumers, advertisers will not continue advertising on our Website, which would negatively affect our financial condition.

Our business depends on our ability to strengthen our brand. If we are not able to enhance public awareness of our answer engine product, we will be unable to increase user traffic and will fail to attract advertisers, which may result in lost revenues.

Expanding and strengthening public awareness of our brand is critical to the success of our business. Strengthening our brand may require us to make substantial investments and these investments may not be successful. We have positioned ourselves as an answer engine rather than a traditional search engine, however, in order to maintain and strengthen the brand, we must continue to develop our reference information and continue to provide quality services. If we are unable to continuously deliver quality services, our brand name will suffer.

We face risks relating to the duration of, and our dependence on, our content provider agreements. Our failure to maintain commercially acceptable content provider relationships would result in a less attractive product to consumers, and therefore subject us to lost revenue as a result of a loss of consumers and advertisers.

We are heavily dependent on license agreements with our content providers, which are generally for one-year terms. There can be no assurance that we will be able to renew these contracts at all or on commercially acceptable terms or that our costs with respect to these contracts will not increase prohibitively following any renewal. If we are unable to contain the costs of these agreements or, if renewal is not possible, or we are unable to develop relationships with alternative providers of content or maintain and enhance our existing relationships, our product will be less attractive to Internet users, which could result in a decrease advertising revenues.

We have little control over the content of third-party Websites, and failure to provide users with quality reference information could result in a less attractive product to consumers, and therefore subject us to lost revenue as a result of a loss of consumers and advertisers.

We have little control over the content displayed by third-party Websites on our Website. If these third-party Websites do not contain quality, current information, the utility of our product to the user will be reduced, which could deter new Internet users from using our search engine.

We face risks relating to our limited use of framing third party Websites inside our gurunet.com Website. If our framing functionality is challenged, we may be subject to litigation which could require us to either cease framing or pay the third party Website owner, either of which could decrease the value of our product to users resulting in lost revenues.

Unauthorized “framing” creates potential copyright and trademark issues as well as potential false advertising claims. Framing occurs when we bring to our Website someone else’s Website that is being viewed by an Internet user and the other Website becomes “framed” by our site. Though some lawsuits on framing have been filed against certain entities in the market, to our knowledge none so far has resulted in fully litigated opinions. There can be no assurance that our limited framing functionality used on gurunet.com will not be challenged. In the event of a successful challenge, we may be required to cease this functionality, seek a license from the Website owner, pay damages or royalties or otherwise be required to change the way we connect to certain other Websites. Any of these actions could have an adverse effect on our business.

We are dependent upon maintaining and expanding our computer and communications systems. Failure to do so could result in interruptions and failures of our product which would make our product less attractive to consumers, and therefore subject us to lost revenue as a result of a loss of consumers and advertisers.

Our ability to provide high quality customer service largely depends on the efficient and uninterrupted operation of our computer and communications systems to accommodate the consumers and advertisers using our products. Our failure to maintain high capacity data transmission without system downtime and improve our network infrastructure would adversely affect our business and results of operations. We believe that our current network infrastructure is insufficient to support a significant increase in the use of our products. Although we are enhancing and expanding our network infrastructure, we have experienced periodic interruptions and failures including problems associated with customers downloading our products, which we believe will continue to occur.

If we were to lose the services of our key personnel, we may not be able to execute our business strategy which could result in the failure of our business.

Our future ability to execute our business plan depends upon the continued service of our executive officers and other key technology, marketing, sales and support personnel. Except for Robert S. Rosenschein, our Chief Executive Officer, our employment agreements with our officers and key employees are terminable by either party upon 30-90 days notice. If we lost the services of one or more of our key employees, or if one or more of our executive officers or employees joined a competitor or otherwise competed with us, our business may be adversely affected and our stock price may decline. In particular, the services of key members of our research and development team would be difficult to replace. We cannot assure you that we will be able to retain or replace our key personnel. We have key person life insurance in the amount of $1,000,000 for Robert Rosenschein, but not for any of our other officers.

Risks Related to our Industry

Third parties could claim that our company is infringing on their intellectual property rights, which could result in substantial costs, diversion of significant managerial resources and significant harm to the company's reputation.

The industry in which our company operates is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We expect that Internet technologies, software products and services may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, third parties may assert patent, copyright, trademark and other intellectual property rights to technologies and software products in various jurisdictions that are important to our business. Additionally, third parties may assert claims of copyright infringement with respect to the content displayed on our Website. For example, a third party may claim that data displayed on our Website pursuant to a licensing arrangement with our content provider is in violation of a legitimate copyright.

A successful infringement claim against us by any third party, could subject the combined company to:

•	substantial liability for damages and litigation costs, including attorneys' fees;

•
lawsuits that prevent the company from further use of its intellectual property and require the company to permanently cease and desist from selling or marketing products that use such intellectual property;

•	having to license the intellectual property from a third party, which could include significant licensing and royalty fees not presently paid by us and add materially to the our costs of operations;

•	having to develop as a non-infringing alternative, new intellectual property which could delay projects and add materially to our costs of operations; and

•
having to indemnify third parties who have entered into agreements with the company with respect to losses they incurred as a result of the infringement, which could include consequential and incidental damages that are material in amount.

Even if we are not found liable in a claim for intellectual property infringement, such a claim could result in substantial costs, diversion of significant resources and management attention, termination of customer contracts and the loss of customers and significant harm to the reputation of the combined company.

Misappropriation of our intellectual property could harm our reputation, affecting our competitive position and costing us money.

Our ability to compete with other software companies depends in part upon the strength of our proprietary rights in our technologies. We believe that our intellectual property will be critical to our success and competitive position. We rely on a combination of U.S. and foreign patents, copyrights, trademark and trade secret laws to establish and protect our proprietary rights. If we are unable to protect our intellectual property against unauthorized use by third parties, our reputation could be damaged and our competitive position adversely affected.

Attempts may be made to copy aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Our strategy to deter misappropriation could be undermined if:

•	the proprietary nature or protection of our methodologies are not recognized in the United States or foreign countries;

•	third parties misappropriate our proprietary methodologies and such misappropriation is not detected; and

•	competitors create applications similar to ours but which do not technically infringe on our legally protected rights.

If these risks materialize, the combined company could be required to spend significant amounts to defend its rights and divert critical managerial resources. In addition, the combined company's proprietary methodologies may decline in value or its rights to them may become unenforceable. If any of the foregoing were to occur, our business could be materially adversely affected.

New technologies could block the display of our advertisements, which would diminish the likelihood of generating revenues from advertisements and adversely affect our operating results.

Technologies may be developed to block the display of our advertisements. We expect that a portion of our net revenues will be derived from fees paid to us by advertisers in connection with the display of advertisements on our destination Website. As a result, ad-blocking technology could, in the future, adversely affect our operating results.

Government regulation and legal uncertainties may require us to incur significant expenses in complying with any new regulations.

The laws and regulations applicable to the Internet and our products are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. This legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations. Because the increased use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet usage have begun to experience interruptions in phone services, local telephone carriers have petitioned the FCC to regulate the Internet and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Internet, potentially decreasing the demand for our products. A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect us. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity and personal privacy is uncertain. We may be subject to claims that our products violate such laws. Any new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet could damage our business and cause our stock price to decline.

Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate these laws. Such laws may be modified, or new laws may be enacted, in the future. Any such development could damage our business.

Our long-term financial viability may depend upon the growth and acceptance of Internet advertising as an effective alternative to traditional advertising media. If the market for Internet advertising does not continue to grow, our revenues and operating results could suffer.

Because our revenues are derived from advertisements, we compete with traditional media including television, radio and print, in addition to other Websites, for a share of advertisers’ total advertising expenditures. We may face the risk that advertisers might find Internet advertising to be less effective than traditional media at promoting their products or services and may further reduce or eliminate their expenditures on Internet advertising. Many advertisers and advertising agencies have only limited experience advertising on the Internet and have not devoted a significant portion of their advertising expenditures to Internet advertising. Acceptance of the Internet among advertisers will depend, to a large extent, on the perceived effectiveness of Internet advertising and the continued growth of commercial usage of the Internet. Filter software programs that limit or prevent advertising from being displayed on a user’s computer are available. It is unclear whether this type of software will become widely accepted, but if it does, it would negatively affect Internet-based advertising. Our business could be seriously harmed if the market for Internet advertising does not continue to grow.

Risks Related to our Common Stock

Our Common Stock May Be Affected By Limited Trading Volume And May Fluctuate Significantly.

Our common stock is traded on the American Stock Exchange. There can be no assurance that an active trading market for our common stock will be sustained. Failure to maintain an active trading market for our common stock may adversely affect our shareholders' ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock.

There may be substantial sales of our common stock after the expiration of lock-up periods, which could cause our stock price to fall.

Of the 6,940,619 shares of our common stock outstanding on March 24, 2005, 1,551,158 shares are restricted as a result of U.S. federal and state securities laws and various lock-up agreements that holders have signed that restrict their ability to transfer our stock for either 12 or 18 months. The underwriters may waive or reduce the terms of these lockups. After the lock-up periods, all of foregoing shares will be immediately available for sale in the public market without registration under Rule 144. Sales of a substantial number of shares of our common stock could cause the price of our securities to fall and could impair our ability to raise capital by selling additional securities.

We could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights which could dilute the interest of, or impair the voting power of, our common stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. Although we do not presently intend to issue any shares of preferred stock, we may do so in the future.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions of our Amended and Restated Certificate of Incorporation and Bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our board of directors is divided into three classes, with one class being elected each year by our stockholders, which generally makes it more difficult for stockholders to replace a majority of directors and obtain control of our board. In addition, stockholder meetings may be called only by our board of directors, the chairman of the board and the president, advance notice is required prior to stockholder proposals and stockholders may not act by written consent. Further, we have authorized preferred stock that is undesignated, making it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of GuruNet.

Delaware law also could make it more difficult for a third party to acquire us. Specifically, Section 203 of the Delaware General Corporation Law, to which our company is subject, may have an anti-takeover effect with respect to transactions not approved in advance by our board of directors, including discouraging attempts that might result in a premium over the market price for the shares of common stock held by our stockholders.

We are at risk of securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because Internet companies have experienced significant stock price volatility in recent years. If we faced such litigation, it could result in substantial costs and diversion of management’s attention and resources, which could adversely affect our business.

Risks Related to our Location in Israel

Conditions in Israel may limit our ability to produce and sell our product, which would lead to a decrease in revenues.

Because our operations are conducted in Israel and our principal offices and sole research and development facilities are located in Jerusalem, Israel, our operations are directly affected by economic, political and military conditions affecting Israel. Specifically, we could be adversely affected by:

•	any major hostilities involving Israel;
•	a full or partial mobilization of the reserve forces of the Israeli army;
•	the interruption or curtailment of trade between Israel and its present trading partners;
•	risks associated with the fact that a significant number of our employees and key officers reside in what are commonly referred to as occupied territories; and
•	a significant downturn in the economic or financial conditions in Israel.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite negotiations to effect peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Since October 2000, there has been a significant increase in violence, civil unrest and hostility, including armed clashes between the State of Israel and the Palestinians, and acts of terror have been committed inside Israel and against Israeli targets in the West Bank and Gaza Strip. There is no indication as to how long the current hostilities will last or whether there will be any further escalation. Any further escalation in these hostilities or any future conflict, political instability or violence in the region may have a negative effect on our business, harm our results of operations and adversely affect our share price.

Furthermore, there are a number of countries that restrict business with Israel or with Israeli companies, which may limit our ability to make sales in those countries.

Our operations could be disrupted as a result of the obligation of personnel to perform military service.

Our key employees and executive officers all reside in Israel, and many of them are obligated to perform annual military reserve duty. Our operations could be disrupted by the absence for a significant period of one or more of our directors, officers or key employees due to military service. Any such disruption could adversely affect our business, results of operations and financial condition.

We may not be able to enforce covenants not-to-compete under current Israeli law which might result in added competition for our products.

We have non-competition agreements with all of our employees, almost all of which are governed by Israeli law. These agreements prohibit our employees from competing with or working for our competitors, generally during and for up to 12 months after termination of their employment. However, Israeli courts are reluctant to enforce non-compete undertakings of former employees and tend, if at all, to enforce those provisions for relatively brief periods of time in restricted geographical areas and only when the employee has obtained unique value to the employer specific to that employer’s business and not just regarding the professional development of the employee.

The change in the exchange rate between the United States dollar and foreign currencies is volatile and may negatively impact our costs which could adversely affect our operating results.

We incur certain of our expenses for our operations in Israel in New Israeli Shekels (NIS) and translate these amounts into United States dollars for purposes of reporting consolidated results. As a result, fluctuations in foreign currency exchange rates may adversely affect our expenses and results of operations as well as the value of our assets and liabilities. Fluctuations may adversely affect the comparability of period-to-period results. In addition, we hold foreign currency balances, primarily NIS, that will create foreign exchange gains or losses, depending upon the relative values of the foreign currency at the beginning and end of the reporting period, which may affect our net income and earnings per share. Although we may use hedging techniques in the future (which we currently do not use), we may not be able to eliminate the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

The Israeli government tax benefits program in which we currently participate and from which we receive benefits requires us to meet several conditions. These programs or benefits may be terminated or reduced in the future, which may result in an increase in our tax liability.

Our Israeli subsidiary receives tax benefits authorized under Israeli law for capital investments that are designated as “Approved Enterprises.” To be eligible for these tax benefits, we must meet certain conditions. If we fail to meet such conditions, these tax benefits could be cancelled, and we could be required to pay increased taxes or refund the amount of tax benefits we received, together with interest and penalties. Israeli governmental authorities have indicated that the government may in the future reduce or eliminate the benefits of such programs. The termination or reduction of these programs and tax benefits could increase our Israeli tax rates, and thereby reduce our net profits or increase our net losses.

We are subject to certain employee severance obligations, which may result in an increase in our expenditures.

Under Israeli law, employers are required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, on the basis of the latest monthly salary for each year of service. This obligation may result in an increase in our expenditures. All obligations arising from services rendered through December 31, 2004, have been provided for in the financial statements as of December 31, 2004.

Item 7. Financial Statements

The full text of our audited consolidated financial statements for the fiscal year ended December 31, 2004 begins on page F-1 of this Annual Report on Form 10-KSB

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) of the Exchange Act) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2004, have concluded that our disclosure controls and procedures were effective to ensure the timely collection, evaluation and disclosure of information relating to our company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated there under.

There has been no significant change in our internal controls over financial reporting that could significantly affect internal controls subsequent to December 31, 2004.

Item 8B Other Information

On December 15, 2004, Mark B. Segall was elected as a member of our board of directors. Mr. Segall was elected pursuant to our underwriting agreement with Maxim Group, LLC, which agreement entitles Maxim Group to designate one person for election as a director through our annual stockholders meeting in 2007.

PART III

Item 9 Directors and Executive Officers of the Registrant

The following table sets forth certain information regarding the directors and executive officers of GuruNet Corporation as of March 31, 2005:

Name	Age	Position
Robert S. Rosenschein	51	Chief Executive Officer, President and Chairman of the Board
Steven Steinberg	44	Chief Financial Officer and Secretary
Jeff Schneiderman	41	Chief Technical Officer
Jeffrey S. Cutler	41	Chief Revenue Officer
Mark A. Tebbe	43	Director
Edward G. Sim	34	Director
Yehuda Sternlicht	50	Director
Jerry Colonna	41	Director
Michael Eisenberg	33	Director
Mark B. Segall	42	Director

Robert S. Rosenschein has been Chairman of our board and President since he founded GuruNet in December 1998. From December 1998 to April 2000 and since May 2001, Mr. Rosenschein has served as our Chief Executive Officer. From May 2000 to April 2001, Mr. Rosenschein served our Chairman. From 1988 to 1997, Mr. Rosenschein was Chief Executive Officer of Accent Software International Ltd. (formerly Kivun), a company that developed multi-lingual software tools, and from 1997 to 1998, Mr. Rosenschein was Chief Technical Officer of Accent Software International Ltd. Mr. Rosenschein graduated with a B.Sc. in Computer Science from the Massachusetts Institute of Technology and received the Prime Minister of Israel’s Award for Software Achievement in 1997.

Steven Steinberg joined GuruNet in December 2002 as Vice President of Finance and became our Chief Financial Officer and Secretary in January 2004. From January 2001 to November 2002, he was Vice President of Finance at Percite Information Technologies, Ltd., a supply-chain software company. From November 1998 to December 2000, Mr. Steinberg was Controller of Albar Financial Services Ltd., an automobile finance and leasing company. Previously, he was the Chief Financial Officer of the New York Operations of Health Partners, Inc., and worked for ten years at the New York offices of the accounting firm Coopers and Lybrand where he was an audit manager. Mr. Steinberg graduated with a B.B.A. from Florida International University.

Jeff Schneiderman has been our Chief Technical Officer since March 2003. From January 1999 until February 2003, Mr. Schneiderman was our Vice President of Research and Development. From November 1991 to November 1998, Mr. Schneiderman was employed at Accent Software International Ltd., where he served as Vice President of Engineering from October 1996 to March 1998 and as Vice President of Product Development from March 1998 to November 1998. Mr. Schneiderman also has held development positions at AT&T Bell Labs and the Whitewater Group. Mr. Schneiderman graduated with a B.S. in Computer Science from the University of Illinois at Urbana/Champaign and a M.S. in Computer Science from Illinois Institute of Technology.

Jeffrey S. Cutler has been our Chief Revenue Officer since March 15, 2005. From July 2003 to March 2005 he served as General Manager of the Software Information and Industry Association’s Content Division. Prior to that, between October 2001 and January 2003, Mr. Cutler served as President and Chief Executive Officer for Inlumen, Inc. From April 1999 to October 2001 Mr. Cutler was Senior Vice President, General Manager and Chief Operating Officer of Office.com, a leading online business service co-owned by Winstar Communications and CBS/Viacom, where he also served as Vice President Business Development between March 1998 and April 1999. Prior to that, between March 1997 and March 1998 he was Vice President of Sales and Marketing for Winstar Telebase, a leading channel for premium business content. Between September 1996 and March 1997, he served as Director of Sales for N2K Telebase, prior to its acquisition by Winstar. Mr. Cutler also spent two years as Director of Trading Services at Thomson Financial Services' CDA/Spectrum between December 1994 and August 1996, and worked at CompuServe from March 1986 to July 1994, managing the distribution of information, network and email/intranet services to the financial services industry. Mr. Cutler graduated with a BA in Computer Science and Finance from Rutgers College, Rutgers University in May 1985.

Mark A. Tebbe has served as a director since December 1998. He currently serves as a member of our Audit Committee, Compensation Committee and Nominations and Governance Committee. Since February 2002, Mr. Tebbe has been Chairman of Techra Networks LLC, a technology-oriented consulting firm. From August 1984 to January 2002, Mr. Tebbe founded and served as Chairman of Lante Corporation, a technology consulting firm. Besides several non-profit and civic organizations, Mr. Tebbe is a board member of SBI Group, Elexos Corp. and Selective Search. Mr. Tebbe is a former director of Octus Inc. and Accent Software International Ltd. Mr. Tebbe graduated with a B.S. in Computer Science from the University of Illinois at Urbana/Champaign.

Edward G. Sim has served as a director since August 1999. He currently serves as a member of our Audit Committee, Compensation Committee and Nominations and Governance Committee. Mr. Sim is a member and Managing Director of the Dawntreader Group and Dawntreader Funds, which he co-founded in 1998. From April 1996 to April 1998, Mr. Sim worked with Prospect Street Ventures, a New York-based venture capital firm, where he worked on software and technology investments like 24/7 Media (Nasdaq: TFSM). From June 1994 to April 1996, Mr. Sim worked with J.P. Morgan’s Structured Derivatives Group on the development of a real-time trading application for global asset allocation. Mr. Sim currently serves as a director of Deepnines Technologies, netForensics, Metapa, and Moreover Technologies. Mr. Sim served as a director of LivePerson (NasdaqSC: LPSN) from October 2000 to July 2001, Flashbase (acquired by DoubleClick, Nasdaq: DCLK) from June 1999 to June 2000, and Expertcity/GoToMyPC (acquired by Citrix, Nasdaq: CTXS) from August 1999 to March 2004. Mr. Sim graduated with an A.B. in Economics from Harvard College.

Yehuda Sternlicht has served as a director since June 2004. He currently serves as the Chairman of our Audit Committee. Since November 2003, Mr. Sternlicht has been self-employed as an independent financial consultant. From July 1992 until November 2003 he was employed by Savient Pharmaceuticals Inc. (Nasdaq: SVNT) as financial manager and in January 1993 was appointed Chief Financial Officer of SVNT. In June 1995 he was appointed Vice President-Finance and Chief Financial Officer of SVNT, and in December 2002 he was appointed Vice President-Chief Accounting Officer of SVNT. Mr. Sternlicht is qualified as a Certified Public Accountant in the State of Israel and has a BA degree in Accounting and Economy from The Hebrew University.

Jerry Colonna has served as a director since June 2004. From January 2002 until December 2002, Mr. Colonna was a partner with JP Morgan Partners, LLC, the private equity arm of JP Morgan Chase & Co. Since August 1996, Mr. Colonna has been a partner with Flatiron Partners, an investment company which he co-founded. Mr. Colonna is a member of the board of directors of a number of private companies including PlanetOut Inc., as well as a number of non-profit organizations including PENCIL—Public Education Needs Civic Involvement in Learning, NYPower NY and NYC2012. Mr. Colonna holds a B.A. in English Literature from Queens College at the City University of New York.

Michael Eisenberg has served as a director since June 2004. Mr. Eisenberg has been a partner in Israel Seed Partners since July 1997. From 1995 to 1997, he worked for Jerusalem Global, a leading Israeli technology investment bank, as Vice President of investment banking. From 1993 to 1995, he was Director of Israel Operations at Marttila & Kiley Inc., a U.S. consulting firm. Mr. Eisenberg currently serves as a director of Shopping.com Ltd., Finjan Software Inc. and Digital Fuel, Inc. Mr. Eisenberg holds a B.A. in Political Science from Yeshiva University.

Mark B. Segall has served as a director since December 2004. Mr. Segall is the founder and Chief Executive Officer of Kidron Corporate Advisors, LLC, a New York based mergers and acquisitions corporate advisory boutique serving emerging growth companies primarily in the technology and financial services sectors. Prior to forming Kidron in 2003, Mr. Segall was the Chief Executive Officer of Investec, Inc., the U.S. investment banking operations of the Investec Group, a U.K. and African based specialist bank. Previously he was a partner at the law firm of Kramer, Levin and Naftalis LLP, specializing in cross-border mergers and acquisitions and capital markets activities. Mr. Segall currently serves as a director of Greg Manning Auctions Inc., the Comtech Group and Integrated Asset Management. Mr. Segall was also a director of Siliconix inc. until June 2004. Mr. Segall received his B.A. from Colombia University and a J.D. from New York University Law School. Mr. Segall is a designee of Maxim Group LLC, in accordance with our underwriting agreement with Maxim Group LLC.

Our Amended and Restated Certificate of Incorporation provides that the number of directors shall be not less than five or more than nine directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The following chart sets forth the term of office of each class of directors and which director are assigned to each class:

Class	Term	Members
Class I	Expires at our annual meeting in 2005	Mark A. Tebbe and Michael Eisenberg
Class II	Expires at our annual meeting in 2006	Edward G. Sim and Jerry Colonna
Class III	Expires at our annual meeting in 2007	Robert S. Rosenschein, Yehuda Sternlicht and Mark B. Segall

Director Compensation

Non-employee directors receive an annual fee of $15,000, plus $500 for attendance at each full board meeting of our board of directors and reimbursement for reasonable travel expenses. In January 2004, our board authorized the grant of options to purchase 28,671 shares of common stock under our existing stock option plan to each of Mr. Tebbe and Mr. Sim. In June 2004, our board authorized the grant of options to purchase 28,700 shares of common stock under our existing stock option plan to each of Mr. Sternlicht, Mr. Colonna and Mr. Eisenberg. In December 2004, our board authorized the grant of options to purchase 28,700 shares of common stock under our existing stock option plan to Mr. Segall. Additionally, the members of the board’s audit committee will be paid an additional annual fee of $5,000 plus reimbursement for reasonable travel expenses, and the Chairman of the audit committee will be paid an additional annual fee of $10,000 plus reimbursement for reasonable travel expenses.

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Currently, we have a majority of independent directors on our board. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

COMMITTEES OF THE BOARD

Audit Committee. In May 2004, we established an audit committee of the board of directors, which consists of Mr. Sternlicht, as Chairman, Mr. Tebbe and Mr. Sim, each of whom is an independent director under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent accountants our annual and quarterly financial statements;

•	directly appointing, compensating, retaining, and overseeing the work of the independent auditor;

•	approving, in advance, the provision by the independent auditor of all audit and permissible non-audit services;

•
establishing procedures for the receipt, retention, and treatment of complaints received by us regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submissions by our employees of concerns regarding questionable accounting or auditing matters;

•	the right to engage and obtain assistance from outside legal and other advisors as the audit committee deems necessary to carry out its duties;

•
the right to receive appropriate funding from us to compensate the independent auditor and any outside advisors engaged by the committee and to pay the ordinary administrative expenses of the audit committee that are necessary or appropriate to carrying out its duties; and

•	unless assigned to a comparable committee or group of independent directors, they must review and approve all related party transactions.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The current American Stock Exchange listing standards define an “independent director” generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors believes that Mr. Sternlicht satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the Securities Exchange Commission, or SEC.

Compensation Committee. In May 2004, we established a compensation committee of the board of directors, which consists of Mr. Sim, Mr. Colonna and Mr. Eisenberg, each of whom is an independent director. The compensation committee reviews and approves our salary and benefits policies, including compensation of executive officers. The compensation committee also administers our stock option plan, and recommends and approves grants of stock options under that plan.

Nominations and Governance Committee. In May 2004, we established a nominations and governance committee of the board of directors, which consists of Mr. Tebbe, Mr. Sim and Mr. Colonna, each of whom is an independent director. The purpose of the nominations and governance committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The nominations and governance committee’s duties, which are specified in our Nominating/Corporate Governance Committee Charter, include, but are not limited to:

•	establishing criteria for the selection of new directors;

•	considering stockholder proposals of director nominations;

•	committee selection and composition;

•	considering the adequacy of our corporate governance;

•	overseeing and approving management continuity planning process; and

•	and reporting regularly to the board with respect to the committee’s duties.

Code of Ethics

In May 2004, we adopted a Code of Ethics and Business Conduct that applies to all of our executive officers, directors and employees. The Code of Ethics and Business Conduct codifies the business and ethical principles that govern all aspects of our business.

Employment Agreements

Mr. Rosenschein is employed as our President and Chief Executive Officer pursuant to a five-year employment agreement that commenced on January 1, 2002 and was amended and restated as of January 8, 2004. The amended agreement provides for an annual base salary of $198,000 with 10% annual increases and an annual bonus to be determined at the discretion of our board of directors. If we terminate Mr. Rosenschein for any reason other than cause, we are required to pay him a lump sum of $150,000 regardless of how much time remains in the term of his employment agreement less the severance pay portion of his Manager’s Insurance Policy (the “Policy”). If the Policy is greater than $150,000, then Mr. Rosenschein will be entitled to the entire amount payable under the Policy. At the time Mr. Rosenschein’s employment agreement was amended and restated, 241,964 options were granted to Mr. Rosenschein under the 2003 Stock Option Plan. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Rosenschein that have not vested as of the effective date of the change of control. If, within 12 months after such change in control, Mr. Rosenschein is terminated without cause, any unvested options that were granted to Mr. Rosenschein will vest immediately upon the effective date of the termination. Mr. Rosenschein has agreed to refrain from competing with us for a period of two years following the termination of his employment.

Mr. Steinberg is employed as our Chief Financial Officer pursuant to an employment agreement that commenced on April 1, 2004. The agreement provides for a base annual salary of $130,800. We or Mr. Steinberg may terminate the employment agreement by providing three months written notice. If we terminate Mr. Steinberg without cause, we shall extend the period during which Mr. Steinberg may exercise his options granted after the date of his employment agreement by one year from the effective date of Mr. Steinberg’s termination. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Steinberg that have not vested as of the effective date of the change of control. If, within 12 months after such change in control, Mr. Steinberg is terminated without cause, Mr. Steinberg is entitled to four months written notice and any unvested options that were granted to Mr. Steinberg will vest immediately upon the effective date of the termination. Mr. Steinberg has agreed to refrain from competing with us for a period of twelve months following the termination of his employment.

Mr. Schneiderman is employed as our Chief Technical Officer pursuant to an employment agreement that commenced on April 1, 2004. The agreement provides for a base annual salary of $117,480. We or Mr. Schneiderman may terminate the employment agreement by providing three months written notice. If we terminate Mr. Schneiderman without cause, we shall extend the period during which Mr. Schneiderman may exercise his options granted after the date of his employment agreement by one year from the effective date of Mr. Schneiderman’s termination. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Schneiderman subsequent to his employment agreement that have not vested as of the effective date of the change of control. If, within 12 months after such change in control, Mr. Schneiderman is terminated without cause, Mr. Schneiderman is entitled to four months written notice and any unvested options that were granted to Mr. Schneiderman subsequent to the date of his employment agreement will vest immediately upon the effective date of the termination. Mr. Schneiderman has agreed to refrain from competing with us for a period of twelve months following the termination of his employment.

Mr. Cutler is employed as our Chief Revenue Officer pursuant to an employment agreement that commenced on March 15, 2005. The agreement provides for a base annual salary of $225,000. We or Mr. Cutler may terminate the employment agreement by providing thirty days written notice. If we terminate Mr. Cutler without cause, or if Mr. Cutler resigns for certain “good reasons” enumerated in the employment agreement, we shall extend the period during which Mr. Cutler may exercise his options granted after the date of his employment agreement by one year from the effective date of Mr. Cutler’s termination and pay to Mr. Cutler a lump-sum cash payment equal to between 6 and 12 months of his base salary, depending upon his length of service at the time of such termination. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Cutler subsequent to his employment agreement that have not vested as of the effective date of the change of control. If the Company terminates Mr. Cutler’s employment without Cause (or if Mr. Cutler resigns for certain “good reasons” enumerated in the employment agreement) at any time during the twelve (12) months subsequent to a change of control, then, 100% of any options granted to Mr. Cutler that have not vested will immediately vest and the Company will pay to Mr. Cutler a lump-sum cash payment equal to his annual base salary at the time of the change in control. If upon a change of control the market closing price of the Company’s common stock is less than 120% of the Company’s market closing price on the employment commencement date, then Mr. Cutler shall have the option to forfeit 200,000 of his options and he shall receive a stock award of 50,000 shares of the Company’s common stock. Mr. Cutler has agreed to refrain from competing with us following the termination of his employment for a period of between six to twelve months, depending on certain conditions enumerated in the employment agreement..

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of our outstanding common stock to file with the SEC intial reports of ownership and changes in ownership of our common stock. Such individuals are also required to furnish us with copies of all such ownership reports they file.

Based solely on information furnished to us and contained in reports filed with the SEC, as well as any written representations that no other reports were required, GuruNet Corporation believes that during 2004, all Securities and Exchange Commission filings of its directors and executive officers complied with the requirements of Section 16 of the Securities Exchange Act, with the exception of Steven Steinberg and Jeff Schneiderman. Steven Steinberg filed a late Form 5, in lieu of filing of late Form 4 to report a November 2004 grant of stock options for 26,353 shares of common stock. Jeff Schneiderman filed a late Form 5, in lieu of filing of late Form 4 to report a November 2004 grant of stock options for 22,876 shares of common stock.

Item 10. Executive Compensation

The table below summarizes the compensation earned for services rendered to us in all capacities for the fiscal year ended December 31, 2004 by our Chief Executive Officer and any other officer whose 2004 compensation exceeded $100,000. No other individuals employed by us received a salary and bonus in excess of $100,000 during 2004.

		Annual Compensation		Long-term Compensation
				Awards	Payouts
				Securities		All Other
				Underlying	LTIP	Salaried
Name and Principal	Fiscal	Salary	Bonus	Options/	Payouts	Compensation(1)
Position	Year	($)	($)	SARs (#)	($)	($)
Robert Rosenschein	2004	179,563	—	—	—	22,451
Chief Executive Officer,
President and Chairman
of the Board

Steven Steinberg	2004	111,924	30,000	—	—	26,374
Chief Financial Officer

Jeff Schneiderman	2004	96,924	500	—	—	25,399
Chief Technical Officer

(1)	Includes payments made for the Israeli equivalent of social security, pension and disability insurance premiums, payments made in lieu of statutory severance and payments to continuing education plans.

Our named officers routinely receive other benefits from us that are customary to similarly situated companies. We have concluded, after reasonable inquiry, that the aggregate amount of these benefits in each of the years indicated did not exceed the lesser of $50,000 or 10% of the compensation of any named officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Options

We provide for direct grants or sales of common stock, and common stock options to employees and non-employees through stock option plans. Stock options are granted at an exercise price as determined by the board at the time the option is granted. The exercise price of an employee incentive stock option shall not be less than 100% of the fair market value of a share on the date of grant. The exercise price of a nonstatutory stock option shall not be less than 85% of the fair market value of a share on the date of grant. Our stock options generally vest over four years with 25% vesting after the first year and the remaining 75% vesting in equal monthly amounts over the following thirty-six month period. Each option has a term of ten years.

A summary of the status of our various Stock Option Plans and of other options, as of December 31, 2004, is as follows:

	Options available for grant	Options outstanding
1999 Stock Option Plan (1)	—	60,716
2000 Stock Option Plan (2)	—	91,715
2003 Stock Option Plan (3)	—	503,277
2004 Stock Option Plan (4)	471,304	394,696
Other Stock Options (5)	—	153,151

	471,304	1,203,555

(1)	Adopted in 1999 and cancelled June 2000.
(2)	Adopted in June 2000 and cancelled August 2003.
(3)	Adopted in August 2003 and cancelled January 2004.
(4)	Adopted in January 2004.
(5)	Issued to certain consultants and underwriters in 1999 and 2004.

[Missing Graphic Reference]
OPTIONS GRANTED IN FISCAL YEAR 2004

We granted a total of 819,760 options during the fiscal year ended December 31, 2004. The following table sets forth the number of stock options granted to the named executive officers in fiscal year 2004.

Name	Number of Shares Underlying Options Granted	Date of Option Grant	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date

Robert Rosenschein	241,964	1/08/2004	35.2%	$5.06	1/08/2014
Jeff Schneiderman	22,876	9/11/2004	3.3%	$5.25	9/11/2014
Steven Steinberg	26,353	9/11/2004	3.8%	$5.25	9/11/2014

2004 FISCAL YEAR END OPTION VALUES

The following table sets forth the value of unexercised “in-the-money” options held that represents the positive difference between the exercise price and the market price of $8.70 at December 31, 2004. No named executive officer exercised any options during 2004.

	Number of Unexercised in-the-money Options	Value of Unexercised in-the-money
Name	at Fiscal Year End	Options Fiscal Year end

Robert Rosenschein	241,964	$880,749
Jeff Schneiderman	76,311	$454,830
Steven Steinberg	74,139	$428,721

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2004 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

	No. of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans
approved by security holders	1,050,404	$5.03	471,304
Equity compensation plans not
approved by security holders	0	$0.00	0

Total	1,050,404	$5.03	471,304

PRINCIPAL STOCKHOLDERS

The table and accompanying footnotes set forth certain information as of March 24, 2005 with respect to the ownership of our common stock by:

•	each person or group who beneficially owns more than 5% of our common stock;

•	each of our directors;

•	our chief executive officer and other executive officers whose total compensation exceeded $100,000 during the year ended December 31, 2004; and

•	all of our directors and officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from the exercise of options and warrants or the conversion of convertible securities. Accordingly, common stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of the date of this annual report, and common stock issuable upon conversion of the bridge notes have been included in the table with respect to the beneficial ownership of the person or entity owning the options, warrants and bridge notes, but not with respect to any other persons or entities.

Applicable percentage of ownership for each holder is based on 6,940,619 shares of common stock outstanding on March 24, 2005, plus any presently exercisable stock options and warrants held by each such holder, and options, warrants and bridge notes held by each such holder that will become exercisable or convertible within 60 days after the date of this annual report.
Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage of Common Stock

Robert S. Rosenschein	402,111	(2)	5.79%
Steven Steinberg	30,589	(3)	0.44%
Jeff Schneiderman	61,580	(4)	0.89%
Mark A. Tebbe	34,895	(5)	0.50%
Edward G. Sim	130,867	(6)	1.89%
Yehuda Sternlicht	—	(7)	—
Jerry Colonna	32,969	(8)	0.48%
Michael Eisenberg	199,933	(9)	2.88%
Mark B. Segall	—	(7)	—
All directors and executive officers
as a group (9 individuals)	892,947		12.87%

(1)	Unless otherwise indicated, the business address of each of the following is GuruNet Corporation, Jerusalem Technology Park, Building 98, Jerusalem 91481 Israel.
(2)	Excludes 161,310 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of the date of this annual report.
(3)
Includes 30,589 shares of common stock issuable upon exercise of options that are currently exercisable or are exercisable within 60 days of the date of this annual report. Excludes 54,411 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of the date of this annual report.

(4)
Includes 61,580 shares of common stock issuable upon exercise of options that are currently exercisable or are exercisable within 60 days of the date of this annual report. Excludes 23,420 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of the date of annual report.

(5)
Includes 21,721 shares of common stock owned by Mark A. Tebbe and 13,174 shares of common stock issuable upon exercise of currently exercisable options. Excludes 19,114 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of the date of this annual report.

(6)
Represents 121,310 shares of common stock owned by Dawntreader Fund I L.P., and beneficially owned by Mr. Sim. Mr. Sim in his capacity as Managing Director of the Dawntreader Group and Dawntreader Funds has voting power over the shares owned by Dawntreader Fund I L.P. Also includes 9,557 shares of common stock issuable upon exercise of currently exercisable options. Excludes 19,114 shares of common stock issuable upon exercise of options that are not exercisable within 60 days from the date of this annual report.

(7)	Excludes 28,700 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of the date of this annual report.
(8)
Represents an aggregate of 32,969 shares of common stock owned by Flatiron Associates, LLC and Flatiron Partners 2000, LLC, and beneficially owned by Mr. Colonna as Managing Director of Flatiron Associates and Flatiron Partners 2000. Excludes 28,700 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of the date of this annual report.

(9)
Includes (i) 30,000 shares of common stock issuable to Israel Seed III Annex Fund and 3,334 shares of common stock issuable to Seed Management Associates, Ltd. upon conversion of 50% of their bridge notes on the consummation of this offering and (ii) 157,227 shares owned by Israel Seed III L.P. and 9,372 shares owned by Israel Seed III (Israel) L.P. Mr. Eisenberg in his capacity as principal in the investment advisor to Israel Seed III L.P. and Israel Seed III (Israel) L.P. has voting power over the shares. Mr. Eisenberg disclaims beneficial ownership of any shares held by the Israel Seed Entities (as defined in Note 12), except to the extent of his respective pecuniary interests. Excludes (i) 108,088 shares of common stock issuable upon exercise of bridge warrants, including warrants to be issued in the third quarter of 2004 and (ii) 28,700 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of the date of this annual report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Item 12. Certain Relationships and Related Transactions

In March 2004, Mark Tebbe, one of the members of our board of directors and as agent on our behalf, purchased the Internet domain name, “www.Answers.com,” from an unrelated third party for $80,200. Immediately following such purchase, Mr. Tebbe transferred the Internet domain name to us and was reimbursed $80,200. The terms of transaction were as favorable to us as those generally available from unaffiliated third parties. However, at the time this transaction was entered into, we lacked sufficient disinterested independent directors to ratify the transaction.

Other than the aforementioned, there have been no transactions during the last two years, or proposed transactions, to which we were or will be a party, in which any director, executive officer, beneficial owner of more than 5% of our common stock or any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of these persons, had or is to have a direct or indirect material interest.

Any future transactions with officers, directors or 5% stockholders will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors who have access to our counsel or independent legal counsel at our expense.

Item 13.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this annual report.

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)

3.2	Amended and Restated By-laws (Previously filed as Exhibit 3.2 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
4.1	Specimen Common Stock Certificate (Previously filed as Exhibit 4.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed July 16, 2004, and incorporated herein by reference.)
10.1	2003 Stock Option Plan (Previously filed as Exhibit 10.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
10.2	2004 Stock Option Plan (Previously filed as Exhibit 10.2 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
10.3
Securities Purchase Agreement dated January 30, 2004 and February 17, 2004, respectively (Previously filed as Exhibit 10.3 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)

10.4
Form of 8% Senior Secured Convertible Note of the Company (Previously filed as Exhibit 10.4 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)

10.5
Form of Warrants issued in connection with the Bridge Financing (Previously filed as Exhibit 10.5 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)

10.6	Robert S. Rosenschein Employment Agreement (Previously filed as Exhibit 10.6 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
10.7	Steven Steinberg Employment Agreement (Previously filed as Exhibit 10.7 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated here by reference.)
10.8	Jeff Schneiderman Employment Agreement (Previously filed as Exhibit 10.8 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
10.9	Jeffrey S. Cutler Employment Agreement.
10.10
Form of Agreement dated as of February 4, 2005 between the Company and Bridge Warrant Holders (Previously filed as Exhibit 99.1 to the Current Report on Form 8-KA (File No. 001-32255) filed February 7, 2005, and incorporated herein by reference.)

10.11
Form of Warrants issued in connection with exercise of Bridge Warrants (Previously filed as Exhibit 99.2 to the Current Report on Form 8-KA (File No. 001-32255) filed February 7, 2005, and incorporated herein by reference.)

10.12
Agreement amending Agreement dated February 4, 2005 between the Company and Bridge Warrant Holders, executed by the Company and Vertical Ventures LLC (Lead Bridge Warrant Holder), dated as of February 28, 2005.

10.13	Agreement between GuruNet Corporation and Maxim Group LLC dated January 20, 2005.
14.1	Code of Ethics and Business Conduct (Previously filed as Exhibit 14.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
21.1	List of Subsidiaries (Previously filed as Exhibit 21.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
23.1	Consent of KPMG Somekh Chaikin, Independent Registered Public Accounting Firm (Filed herewith.)

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
32.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.
99	Audit Committee Charter (Previously filed as Exhibit 99 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)

* The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-KSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by GuruNet Corporation for purposes of Section 18 of the Exchange Act.

(b) Reports on Form 8-K

During the last quarter or 2004, we filed a report on Form 8-K on December 1, 2004 , disclosing that we issued a press release discussing its financial results for its third fiscal quarter and the nine months ended September 30, 2004.

No financial statements were filed with the foregoing Form 8-K filing.

 Item 14 Principal Accountant Fees and Services

	2004 (US$)	2003 (US$)
Audit Fees (1)	227,835	75,438
Tax Fees (2)	0	2,420
All other Fees	0	0
Total	227,835	77,858

(1)	For 2004, Audit Fees include IPO related costs.
(2)	For 2003, Tax Fees consisted of tax compliance services and tax advice.

The Audit Committee has adopted policies and procedures that require the pre-approval by the Audit Committee of all fees paid to and services performed by our principal registered independent accountants and other auditing firms. At the beginning of each year, the Audit Committee approves the proposed services along with the range of corresponding fees to be provided by our independent registered accountants. If any proposed service would exceed the pre-approved cost levels, the proposed service requires specific pre-approval. In addition, specific pre-approval is required for any proposed services that may arise during the year that are outside the scope of the initial services pre-approved by the Audit Committee. The Audit Committee also adopted a policy acknowledging and specifically prohibiting our independent registered accountants from performing any of those non-audit services which a company’s principal independent accountant are prohibited from performing by the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GuruNet Corporation

Date: March 31, 2005	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein, President, CEO
(Principal Executive Officer) and Chairman of the Board of Directors

Date: March 31, 2005	By:	/s/ Steven Steinberg
Steven Steinberg, CFO
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

GuruNet Corporation

Date:	March 31, 2005	By: /s/ Jerry Colonna
Jerry Colonna, Director

Date:	March 31, 2005	By: /s/ Michael Eisenberg
Michael Eisenberg, Director

Date:	March 31, 2005	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein, President, CEO (Principal Executive Officer) and Chairman of the Board of Directors

Date:	March 31, 2005	By: /s/ Mark B. Segall
Mark B. Segall, Director

Date:	March 31, 2005	By: /s/ Edward G. Sim
Edward G. Sim, Director

Date:	March 31, 2005	By: /s/ Yehuda Sternlicht
Yehuda Sternlicht, Director

Date:	March 31, 2005	By:	/s/ Mark A. Tebbe
Mark A. Tebbe, Director

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Consolidated Financial Statements as of December 31, 2004

Report of Independent Registered Public Accounting Firm

To the Stockholders of GuruNet Corporation:

We have audited the accompanying consolidated balance sheets of GuruNet Corporation, formerly Atomica Corporation (a Development Stage Enterprise), and Subsidiary (collectively referred to as “the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the years then ended, and the period from December 22, 1998 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Such auditing standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the results of their operations, changes in stockholders’ equity (deficit) and comprehensive income (loss), and their cash flows for the years then ended and for the period from December 22, 1998 (inception) to December 31, 2004, in conformity with generally accepted accounting principles in the United States of America.

Somekh Chaikin
Certified Public Accountants (Israel)
A member of KPMG International

Jerusalem, Israel
___________, 2005

See accompanying notes to the consolidated financial statements

(GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31 2004	December 31 2003
	$	$
Assets

Current assets:

Cash and cash equivalents (Note 3)	1,565,415	123,752

Investment securities(Note 3)	5,850,000	-

Receivables (Note 2 e)	18,145	11,934

Prepaid expenses	259,674	20,481

Deferred charges (Note 4)	-	155,116

Total current assets	7,693,234	311,283

Long-term deposits (restricted) (Note 5)	167,304	165,449

Deposits in respect of employee severance obligations (Note 9)	462,735	339,651

Property and equipment, net (Note 6)	305,804	206,408

Other assets:

Intangible assets, net (Note 7)	111,289	-

Prepaid expenses, long-term	147,000	-

Deferred tax asset, long-term (Note 11)	19,817	20,501

Total other assets	278,106	20,501

Total assets	8,907,183	1,043,292

See accompanying notes to the consolidated financial statements

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31 2004	December 31 2003
	$	$
Liabilities and stockholders' equity

Current liabilities:

Accounts payable	172,029	215,684
Accrued expenses	422,465	326,186
Accrued compensation	259,872	293,113
Advances on account of shares and stock warrants (Note 8)	-	200,000
Deferred revenues, short-term (Note 2 g)	150,147	29,234

Total current liabilities	1,004,513	1,064,217

Long-term liabilities:

Liability in respect of employee severance obligations (Note 9)	531,224	431,025
Deferred tax liability, long-term (Note 11)	94,965	55,092
Deferred revenues, long-term (Note 2 g)	452,359	537,404

Total long-term liabilities	1,078,548	1,023,521

Commitments and contingencies (Note 12)

Stockholders' equity (deficit) (Note 10):

Convertible preferred stock:
Series A; $0.01 par value; 0 shares authorized, issued and outstanding as of December 31, 2004; 130,325 shares authorized, issued, and outstanding as of December 31, 2003; aggregate liquidation preference of $300,000	-	1,303

Series B; $0.01 par value; 0 shares authorized, issued and outstanding as of December 31, 2004; 217,203 shares authorized; 181,112 shares issued and outstanding as of December 31, 2003; aggregate liquidation preference of $1,350,000	-	1,811

Series C; $0.01 par value; 0 shares authorized, issued and outstanding as of December 31, 2004; 260,643 shares authorized; 238,119 shares issued and outstanding as of December 31, 2003; aggregate liquidation preference of $2,750,000	-	2,381

Series D; $0.01 par value; 0 shares authorized, issued and outstanding as of December 31, 2004; 824,646 shares authorized as voting stock and 21,721 shares authorized as non-voting stock; 807,468 shares of voting stock and 15,024 shares of non-voting stock issued and outstanding as of December 31, 2003; aggregate liquidation preference of $28,400,000	-	8,225

Common stock; $0.001 par value; 30,000,000 and 2,856,937 shares authorized as of December 31, 2004 and 2003, 4,920,551 and 355,325 shares issued and outstanding as of December 31, 2004 and 2003, respectively	4,921	355

Additional paid-in capital	47,488,072	33,100,368

Deferred compensation	(45,146)	(125,873)

Accumulated other comprehensive loss	(27,608)	(27,418)

Deficit accumulated during development stage	(40,596,117)	(34,005,598)

Total stockholders' equity (deficit)	6,824,122	(1,044,446)

Total liabilities and stockholders' equity (deficit)	8,907,183	1,043,292

See accompanying notes to the consolidated financial statements

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Consolidated Statements of Operations

	Years ended December 31		Cumulative from December 22, 1998 (inception) through
	2004	2003	December 31, 2004
	$	$	$
Revenue	193,283	28,725	1,421,797
Cost of revenue	647,055	723,349	3,551,768

Gross margin	(453,772)	(694,624)	(2,129,971)

Operating expenses:
Research and development	1,033,521	910,114	18,579,110
Sales and marketing	932,455	478,942	9,581,042
General and administrative	1,125,064	678,645	7,514,785
Loss in connection with shut-down of operations	-	-	1,048,446

Total operating expenses	3,091,040	2,067,701	36,723,383

Operating loss	(3,544,812)	(2,762,325)	(38,853,354)

Interest expense, net	(4,382,583)	719	(2,574,865)
Gain on extinguishment of debt	1,493,445	-	1,493,445
Other expense, net (Note 14)	(116,012)	(12,586)	(586,195)

Loss before income taxes	(6,549,962)	(2,774,192)	(40,520,969)

Income taxes (Note 11)	(40,557)	(34,591)	(75,148)

Net loss	(6,590,519)	(2,808,783)	(40,596,117)

Basic and diluted net loss per common share	(2.90)	(7.93)	(53.81)

Weighted average shares used in computing basic and diluted net loss per common share	2,273,675	354,112	754,378

See accompanying notes to the consolidated financial statements

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders' Equity (Deficit) and Comprehensive Income (Loss)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Deficit accumulated during development stage	Total stockholders' equity (deficit)	Comprehensive income (loss)
	Shares	Amount	Shares	Amount	$	$	$	$	$	$
Balance as of January 1, 2003	1,372,048	$13,720	353,876	$354	32,958,424	-	(64,047)	(31,196,815)	1,711,636	(31,260,862)

Issuance of stock options to a non-employee for services rendered	-	-	-	-	1,225	(1,225)	-	-	-	-
Issuance of stock options to employees	-	-	-	-	139,720	(139,720)	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	15,072	-	-	15,072	-
Exercise of common stock options	-	-	1,449	1	999	-	-	-	1,000	-
Loss on foreign currency translation	-	-	-	-	-	-	36,629	-	36,629	36,629
Net loss for year	-	-	-	-	-	-	-	(2,808,783)	(2,808,783)	(2,808,783)
Balance as of December 31, 2003	1,372,048	13,720	355,325	355	33,100,368	(125,873)	(27,418)	(34,005,598)	(1,044,446)	(34,033,016)

Conversion of preferred stock into common stock	(1,372,048)	(13,720)	1,372,048	1,372	12,348	-	-	-	-	-
Discounts on convertible promissory notes and warrants	-	-	-	-	1,577,373	-	-	-	1,577,373	-
Issuance expenses in private placement relating to warrants	-	-	-	-	(147,080)	-	-	-	(147,080)	-
Warrants of common stock issued as finder's fee in private placement	-	-	-	-	232,202	-	-	-	232,202	-
Warrants of common stock issued to holders of convertible promissory notes	-	-	-	-	262,488	-	-	-	262,488	-
Issuance of common stock, net of issuance costs of $2,726,209	-	-	2,702,500	2,703	10,713,214	-	-	-	10,715,917	-
Conversion of convertible promissory notes into common stock, net of issuance costs of $134,255	-	-	490,678	491	1,705,254	-	-	-	1,705,745	-
Issuance of stock options to underwriters	-	-	-	-	70,374	-	-	-	70,374	-
Issuance of stock options to non-employees for services rendered	-	-	-	-	16,571	-	-	-	16,571	-
Amortization of deferred compensation	-	-	-	-	-	25,687	-	-	25,687	-
Forfeiture of stock options granted to an employee	-	-	-	-	(55,040)	55,040	-	-	-	-
Unrealized loss on securities	-	-	-	-	-	-	(190)	-	(190)	(190)
Net loss for year	-	-	-	-	-	-	-	(6,590,519)	(6,590,519)	(6,590,519)
Balance as of December 31, 2004	-	-	4,920,551	4,921	47,488,072	(45,146)	(27,608)	(40,596,117)	6,824,122	(40,623,725)

See accompanying notes to the consolidated financial statements

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders' Equity (Deficit) and Comprehensive Income (Loss) (cont’d)

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Stockholders' notes receivable	Accumulated other comprehensive loss	Deficit accumulated during development stage	Total stockholders' equity (deficit)	Comprehensive income (loss)
	Shares	Amount	Shares	Amount	$	$	$	$	$	$	$
December 1998 - Issuance of common stock to founders at $0.023 per share, upon the Company’s inception (no issuance costs)	-	$-	325,805	$326	7,174	-	-	-	-	7,500	-
April 1999 - Issuance of common stock in lieu of loan repayment	-	-	5,649	5	6,495	-	-	-	-	6,500	-
August 1999 - Issuance of common stock upon exercise of stock options	-	-	21,721	22	49,978	-	-	-	-	50,000	-
August 1999 - Issuance of common stock at $2.30 per share, for acquisition of domain name	-	-	652	1	1,499	-	-	-	-	1,500	-
December 1998 and January 1999 - Issuance of Series A convertible preferred stock at $2.30 per share, net of issuance costs of $7,982	130,325	1,303	-	-	290,715	-	-	-	-	292,018	-
April 1999 - Issuance of Series B convertible preferred stock at $7.45 per share, net of issuance costs of $38,678	181,112	1,811	-	-	1,309,511	-	-	-	-	1,311,322	-
September 1999 - Issuance of series C convertible preferred stock at $11.55 per share, net of issuance costs of $79,678	238,119	2,381	-	-	2,667,941	-	-	-	-	2,670,322	-
February 2000 and June 2000 - Issuance of Series D convertible preferred stock at $34.53 per share, net of issuance costs of $4,359	822,492	8,225	-	-	28,387,416	-	-	-	-	28,395,641	-
Exercise of common stock options from inception through December 31, 2004	-	-	268,353	268	1,843,633	-	(1,842,900)	-	-	1,001	-
Repurchase of stockholders’ common stock and cancellation of note receivable from inception through December 31, 2004	-	-	(266,855)	(267)	(1,842,633)	-	1,842,900	-	-	-	-
Issuance of stock options and warrants to non-employees for services rendered from inception through December 31, 2004	-	-	-	-	683,448	(228,642)	-	-	-	454,806	-
Revaluation of options issued to non-employees for services rendered from inception through December 31, 2004	-	-	-	-	(126,885)	84,096	-	-	-	(42,789)	-
Forfeiture of stock options granted for services rendered from inception through December 31, 2004	-	-	-	-	(68,871)	68,871	-	-	-	-	-
Issuance of stock options to employees from inception through December 31, 2004	-	-	-	-	139,720	(139,720)	-	-	-	-	-
Amortization of deferred compensation from inception through December 31, 2004	-	-	-	-	-	115,209	-	-	-	115,209	-
Loss on foreign currency translation from inception through December 31, 2004	-	-	-	-	-	-	-	(27,418)	-	(27,418)	(27,418)
January 2004 - Conversion of preferred stock into common stock	(1,372,048)	(13,720)	1,372,048	1,372	12,348	-	-	-	-	-	-
Issuance of warrants of common stock to holders of convertible promissory notes	-	-	-	-	262,488	-	-	-	-	262,488	-
Discounts on convertible promissory notes and warrants	-	-	-	-	1,577,373	-	-	-	-	1,577,373	-
Issuance expenses in private placement relating to warrants	-	-	-	-	(147,080)	-	-	-	-	(147,080)	-
October 2004 - Issuance of common stock, net of issuance costs of $2,726,209	-	-	2,702,500	2,703	10,713,214	-	-	-	-	10,715,917	-
October 2004 - Conversion of convertible promissory notes into common stock, net of issuance costs of $134,255			490,678	491	1,705,254	-	-	-	-	1,705,745	-
Issuance of stock options to underwriters	-	-	-	-	70,374	-	-	-	-	70,374	-
Forfeiture of stock options granted to employees	-	-	-	-	(55,040)	55,040	-	-	-	-	-
Unrealized loss on securities	-	-	-	-	-	-	-	(190)	-	(190)	(190)
Net loss from inception through December 31, 2004	-	-	-	-	-	-	-	-	(40,596,117)	(40,596,117)	(40,596,117)
Balance as of December 31, 2004	-	-	4,920,551	4,921	47,488,072	(45,146)	-	(27,608)	(40,596,117)	6,824,122	(40,623,725)

See accompanying notes to the consolidated financial statements

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	Years ended December 31		Cumulative from December 22, 1998 (inception) through December 31
	2004	2003	2004
	$	$	$
Cash flows from operating activities:
Net loss	(6,590,519)	(2,808,783)	(40,596,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,126	268,026	2,212,055
Deposits in respect of employee severance obligations	(123,084)	(107,871)	(462,735)
Loss on sale and write off of property and equipment in connection with shut-down of operations	-	-	780,475
Other loss on sale and write off of property and equipment	-	-	549,802
Settlement of obligations for other than cash	-	-	225,589
Increase in liability in respect of employee severance obligations	100,199	101,380	531,224
Deferred income taxes	40,557	34,591	75,148
Stock issued for domain name	-	-	1,500
Issuance of stock options and warrants to non-employees for services rendered	16,571	-	222,604
Revaluation of options issued to non-employees for services rendered	-	-	(42,789)
Amortization of deferred compensation	25,687	15,072	115,209
Amortization of deferred charges relating to convertible promissory notes	889,983	-	889,983
Amortization of discounts on promissory notes	1,577,373	-	1,577,373
Exchange rate differences	11,746	-	11,746
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable and other current assets	(245,404)	372,657	(276,263)
(Increase) in long-term prepaid expenses	(147,000)	-	(147,000)
(Decrease) increase in accounts payable	(43,655)	180,413	172,029
Increase in accrued expenses and other current liabilities	63,038	28,849	694,021
Increase in short-term deferred revenues	64,985	17,234	94,219
(Decrease) increase in long-term deferred revenues	(29,117)	537,404	508,287
Net cash used in operating activities	(4,269,514)	(1,361,028)	(32,863,640)

Cash flows from investing activities:
Capital expenditures	(209,875)	(48,454)	(4,112,901)
Proceeds from sale of property and equipment	-	-	54,415
Purchase of intangible assets	(119,936)	-	(119,936)
Decrease (increase) in long-term deposits	(1,855)	12,541	(160,437)
Purchases of investment securities	(5,850,000)	-	(5,850,000)
Other	(190)	-	(190)
Net cash used in investing activities	(6,181,856)	(35,913)	(10,189,049)

Cash flows from financing activities:
Repayment of loan	-	-	(20,000)
Proceeds from loan	-	-	6,500
Proceeds from issuance of convertible preferred stock, net of $130,697 issuance costs	-	-	32,669,303
Proceeds from issuance of common stock, net of $2,726,210 issuance costs	10,786,290	-	10,843,790
Proceeds from issuance of promissory notes, net of issuance costs in the amount of $521,511 and $155,116 in 2004 and 2003, respectively	4,278,489	44,884	4,323,373
Repayment of convertible promissory notes	(3,160,000)	-	(3,160,000)
Exercise of common stock options	-	1,000	1,000
Net cash provided by financing activities	11,904,779	45,884	44,663,966

Effect of exchange rate changes on cash and cash equivalents	(11,746)	36,629	(45,862)
Net increase (decrease) in cash and cash equivalents	1,441,663	(1,314,428)	1,565,415

Cash and cash equivalents at beginning of period	123,752	1,438,180	-

Cash and cash equivalents at end of period	1,565,415	123,752	1,565,415

See accompanying notes to the consolidated financial statements

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	Years ended December 31		Cumulative from December 22, 1998(inception) through
	2004	2003	December 31, 2004
	$	$	$

Supplemental disclosures of cash flow information:
Income taxes paid	42,859	7,661	91,591

Non-cash investing and financing activities:
Stock issued for domain name	-	-	1,500
Issuance of common stock in lieu of loan repayments	-	-	6,500
Common stock issued in exchange for notes receivable	-	-	1,842,900
Repurchase of stockholders’ common stock and cancellation of notes receivable	-	-	(1,842,900)
Issuance of warrants and stock options to non-employees	565,065	-	565,065
Amortization of deferred charges relating to warrants	147,080	-	147,080
Discount on convertible promissory notes	1,577,373		1,577,373
Conversion of convertible promissory notes into common stock	1,840,000		1,840,000
Issuance costs related to the converted promissory notes	134,255		134,255
Unrealized loss from securities	190	-	190

See accompanying notes to the consolidated financial statements

Note 1 - Business

GuruNet Corporation (“the Parent”), formerly Atomica Corporation (a Development Stage Enterprise), was founded as a Texas corporation on December 22, 1998, and reorganized as a Delaware corporation in April 1999. On December 27, 1998 the Parent formed a subsidiary (“the Subsidiary”) based in Israel, primarily for the purpose of providing research and development services to the Parent. GuruNet Corporation and the Subsidiary are collectively referred to as “the Company”. The Company develops, markets and sells technology that intelligently and automatically integrates and retrieves information from disparate sources and delivers the result in a single consolidated view.

Prior to 2003, the Company focused primarily on enterprise systems for corporate customers and large organizations. Beginning in 2003, the Company’s primary product has been its consumer product, which, in 2003 and 2004, was sold to subscribers who paid the Company on a lifetime or annual basis. In January 2005, the Company introduced a free-to-customer product, containing practically all the content that it used to sell via subscriptions and ceased selling subscriptions to individual consumers. The Company plans to generate advertising revenue from the free-to-customer product. Notwithstanding, customers who purchased subscriptions prior to January 2005, will continue to be fully supported through the subscription periods.

As the Company has not yet earned significant revenue from its operations, it considers itself a development stage enterprise, as defined under Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”.

Note 2 - Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GuruNet Corporation and the Subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Foreign Currency Translation

Prior to January 2004, the financial statements for the Subsidiary were measured using the local currency as the functional currency. Assets and liabilities of foreign operations were translated at the rate of exchange as of the balance sheet date. Expenses were translated using average exchange rates for the year. Stockholders’ equity was translated using the historical exchange rates applicable for each line item. Foreign currency translation gains and losses were included as a component of other comprehensive income or loss.

Beginning in the first quarter of 2004, due to significant changes in economic facts and circumstances, the financial statements of the Subsidiary are measured using the U.S. dollar as its functional currency. Transactions in foreign currency (primarily in New Israeli Shekels - “NIS”) are recorded at the representative exchange rate as of the transaction date, except for activities relating to balance sheet items, which are recorded at the appropriate exchange rate of the corresponding balance sheet item. Monetary assets and liabilities in foreign currency are stated on the basis of the representative rate of exchange at the balance sheet date. Non-monetary assets and liabilities in foreign currency are stated at historical exchange rates. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as they arise.

Note 2 - Summary of Significant Accounting Policies (cont’d)

(c) Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting periods. Actual results could differ from those estimates.

(d) Cash, Cash Equivalents and Investment Securities

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

Investment securities consist of auction rate securities with auction reset periods less than 12 months, classified as available-for-sale securities and stated at fair value.

Investment securities and marketable securities that are deemed cash and cash equivalents, are classified as available-for-sale, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net.

(e) Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. If necessary, the Company records an allowance for doubtful accounts to reflect the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable, computed on a specific basis. No such allowance was deemed necessary as of the balance sheet dates. The Company does not have any off-balance-sheet credit exposure related to its customers.

(f) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows:

%
Computer equipment	33
Furniture and fixtures	7 - 15

Leasehold improvements are amortized over the shorter of the estimated useful life or the expected life of the lease.

Note 2 - Summary of Significant Accounting Policies (cont’d)

(g) Revenue Recognition

Revenues from subscription services are recognized over the life of the subscription, which is generally one year, in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (AICPA). Sales that do not yet meet the criteria for revenue recognition, are classified as “Deferred Revenues” on the balance sheet.

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

Beginning April 2004, certain users who purchased lifetime subscriptions in 2003, exchanged their lifetime subscriptions for free two-year subscriptions to a newer enhanced version of the GuruNet product. The cash previously received from such users will be recognized over the new two-year subscription. During the year 2004, the Company recognized approximately $30,000 of such revenues.

The Company’s cancellation and refund policies allow a full refund during the first month after purchase, under certain circumstances. However, past history has shown that the amounts actually refunded have been immaterial, as are the current estimated returns, and therefore have no significant effect on revenue recognition.

The Company generates advertising revenues through pay-per-click keyword advertising. When a user searches sponsored keywords, an advertiser’s Website is displayed in a premium position and identified as a sponsored result to the search. Generally, the Company does not contract directly with advertisers, but rather, obtains those advertisers through the efforts of a third party that locates advertisers seeking to display sponsored links in our product. The third party is obligated to pay the Company a portion of the revenue it receives from advertisers, as compensation for the Company’s sale of promotional space on its Internet properties. Amounts received from such third parties are reflected as revenue on the accompanying statement of operations in the period in which such advertising services were provided.

(h) Research and Development

Statement of Financial Accounting Standards (SFAS) No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. The Company does not incur material costs between the establishment of technological feasibility of its products and the point at which the products are ready for general release. Therefore, research and development costs are charged to the statement of operations as incurred.

Additionally, the Company capitalizes certain internal use software and Website development in accordance with Statement of Position (SOP) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”, and EITF 00-2, “Accounting for Web Site Development Costs”. The capitalized costs are amortized over their estimated useful lives, which varies between six months and four years.

Note 2 - Summary of Significant Accounting Policies (cont’d)

(i) Accounting for Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation”, the Company utilizes the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, to account for stock option plans for employees and directors. Compensation cost for stock options, if any, would be measured as the excess of the estimated market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

The fair value of options and warrants granted to non-employees, are measured according to the Black-Scholes option-pricing model with the following weighted average assumptions: . no dividend yield; risk-free interest rates of 1.69% to 4.00%; volatility between 38.00% and 66.76%; and an expected life between one and seven years.

The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, for awards to its directors and employees. For disclosure purposes only, the fair value of options granted to employees and directors prior to May 12, 2004, the date of the Company’s first filing with the U.S. Securities and Exchange Commission, in connection with it’s IPO, was estimated on the date of grant using the minimum-value method with the following weighted average assumptions: no dividend yield; risk-free interest rates of 2.18% to 6.68%; and an expected life of three to five years. The fair value of options granted to employees and directors subsequent to May 12, 2004, are measured, for disclosure purposes only, according to the Black-Scholes option-pricing model with the following weighted average assumptions: . no dividend yield; risk-free interest rates of 2.17% to 3.78%; volatility between 61.57% and 66.76%; and an expected life of four years.

The following illustrates the effect on net loss and net loss per share if the Company had applied the fair value methods of SFAS No. 123 for accounting purposes:

	Years ended December 31		Cumulative from inception through December 31,
	2004	2003	2004
	$	$	$
Net loss, as reported	(6,590,519)	(2,808,783)	(40,596,117)
Add:
Stock-based compensation expense to employees and directors included in reported net loss, net of related tax effects	25,382	14,995	40,377
Deduct:
Stock-based compensation expense to employees and directors determined under fair value based method for all awards, net of related tax effects	(75,363)	(34,407)	(225,717)

Pro-Forma net loss	(6,640,500)	(2,828,195)	(40,781,457)
Net loss per common share, basic and diluted:
As reported	(2.90)	(7.93)	(53.81)
Pro-forma	(2.92)	(7.99)	(54.06)

Note 2 - Summary of Significant Accounting Policies (cont’d)

(j) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not more likely than not to be realized.

(k) Impairment of Long-Lived Assets and Intangible Assets

The Company evaluates its long-lived tangible and intangible assets for impairment in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

(l) Net Loss Per Share Data

Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, "Earnings Per Share". Diluted net loss per share is the same as basic net loss per share as the inclusion of 3,376,310 common stock equivalents would be anti-dilutive. Share and per-share data presented throughout the financial statements and notes reflect a 1-for-23 reverse stock split that the Company declared in January 2004.

(m) Comprehensive Income (Loss)

Comprehensive income (loss) as defined, includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive income (loss), consists of net unrealized gains and losses on available-for-sale securities, net of tax, and the cumulative foreign currency translation adjustment.

(n) Recently Issued Accounting Standards

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB issued FSP 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1, ’The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’,” delaying the effective date for the recognition and measurement guidance of EITF 03-1, as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements in other accounting literature. The Company does not expect the adoption of EITF 03-1 to have a material effect on it’s financial statements.

Note 2 - Summary of Significant Accounting Policies (cont’d)

(n) Recently Issued Accounting Standards (cont’d)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment to APB No. 29." This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on the results of operations and financial condition of the Company.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment”(SFAS No. 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement eliminates the option to use Opinion 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued and it requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. As determined in SFAS No. 123R, the Company will apply its rules as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. SFAS 123R provides two alternative adoption methods. The first method is a modified prospective method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. The Company is currently considering which of the two methods it will adopt, and the effect that the adoption of SFAS 123R will have on its financial statements.

(o) Reclassifications
Certain prior year balances have been reclassified in order to conform to the current year presentation.

Note 3 - Cash and Cash Equivalents and Investment Securities

Cash and cash equivalents consist of the following:

	2004	2003
In US dollars	$	$

Cash	340,762	68,045
Cash equivalents	1,107,638	-
In New Israeli Shekels (Cash only)	117,015	55,707

	1,565,415	123,752

The Company’s investment securities consist of investments in auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods of 28 days, classified as available-for-sale securities and stated at fair value.

Note 4 - Deferred Charges

In connection with obtaining the promissory notes and warrants that were issued in January and February, 2004 (see Note 8), the Company incurred, $521,511 and $494,691 of cash and non-cash issuance costs, respectively, in 2004, and $155,116 of cash issuance costs in 2003. The costs incurred in 2003 were recorded as deferred charges on the accompanying balance sheet as of December 31, 2003. The portion of the issuance costs ascribed to the promissory notes was amortized over the life of the notes. On October 13, 2004, upon completion of the IPO, approximately $134,000 of the unamortized balance of the deferred charges relating to the promissory notes that were converted into equity, was deducted from additional paid-in capital. The portion of the charges ascribed to the warrants in the amount of approximately $147,000, was deducted from additional paid-in capital upon issuance of the warrants.

Note 5 - Long-term Deposits

Long-term deposits are comprised of restricted deposits with banks to secure a bank guarantee and credit card debt, and restricted deposits with the Company's merchant bank. The aforesaid deposits with banks are comprised of a deposit which bears interest at a rate of the London Inter-Bank Bid Rate (LIBID) less 0.69% and is automatically renewed on a monthly basis, and a money market account. The merchant bank deposit is non-interest bearing and may be held until such time that the Company terminates its relationship with the merchant bank.

Note 6 - Property and Equipment, Net

Property and equipment as of December 31, 2004 and 2003 consisted of the following:

	2004	2003
	$	$
Computer equipment	1,142,406	945,831
Furniture and fixtures	228,646	216,689
Leasehold improvements	56,355	53,162

	1,427,407	1,215,682

Less: accumulated depreciation and amortization	(1,121,603)	(1,009,274)

	305,804	206,408

The balances of property and equipment include the effect of foreign currency translation. During the years 2004 and 2003 the Company recorded $110,479 and $268,026 of depreciation expense, respectively.

Note 7 - Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of December 31, 2004:

	Gross carrying	Accumulated
	amount	amortization	Net
	$	$	$
Domain name	80,200	(4,010)	76,190
Capitalized software development costs	39,736	(4,637)	35,099

	119,936	(8,647)	111,289

The intangible assets are all amortizable and have original estimated useful lives as follows: Domain name - ten years; Capitalized software development costs - six months to four years. There were no intangible assets as of December 31, 2003. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: 2005 - $25,000; 2006 - $16,000; 2007 - $14,000; 2008 - $12,000; 2009 - $8,000.

Note 8 - Convertible Promissory Notes

On January 30, 2004, and February 17, 2004, the Company issued, in aggregate, $5 million of 8% Convertible Promissory Notes (the “Notes”). The aggregate principal amount of the Notes included $200,000 previously advanced to the Company by investors in 2003 that was converted into Notes in conjunction with the transaction. The Notes were due on the earlier of one year after their issuance or the consummation of an IPO. Upon consummation of an IPO, a minimum of 50% (and up to 100% at the election of each note holder) of the principal amount of the Notes were to be converted into shares of Common Stock at a conversion price equal to 75% of the offering price of the IPO (the “Offering Price”).

In connection with the issuance of the Notes, the Company also issued warrants to acquire an aggregate of 1,700,013 shares of Common Stock at an exercise price per share equal to 120% multiplied by the greater of (1) $6.00, and (2) the Offering Price (the “Warrants”). Each note holder received one warrant for every $3 funded through the Notes, with the exception of the note holders who advanced the Company $200,000 in 2003, who received one warrant for every $2 funded. The Company also issued a warrant to the lead purchaser in the financing, to purchase 265,837 shares of common stock at an exercise price equal to 75% of the Offering Price per share. Further, in July 2004, the Company decided to grant each holder of the Convertible Promissory Notes and Warrants 0.44 warrants for each bridge warrant previously held. Following that decision an aggregate of 750,002 additional warrants were issued (see Note 10(f)).

In October 2004, prior to the IPO Effective Date, the National Association of Securities Dealers, Inc. (the NASD) deemed that $1,350,000 of the Convertible Promissory Notes and 648,534 Warrants, received by certain Purchasers, were underwriter’s compensation, because of the relationship between those note holders and one of the Company’s underwriters. As a result of this finding, such note holders were contractually obligated to surrender such warrants to the Company without consideration, and to surrender their Notes to the Company for repayment.

On October 13, 2004, the Company completed its IPO and $1,840,000 of the Notes converted into 490,678 shares of common stock. The remaining $3,160,000 of the Notes, including the $1,350,000 of the Notes, mentioned above, were repaid subsequent to the IPO closing date. In the Company’s estimation,

Note 8 - Convertible Promissory Notes (cont’d)

approximately $809,000 of the Notes related to the value of the warrants that were issued on the same date, resulting in a note discount of $809,000. Following the NASD finding as mentioned above, the Company cancelled warrants valued at approximately $214,000 and adjusted paid-in capital accordingly. The Company also recorded an additional note discount, with a corresponding increase in paid-in capital, of approximately $2,476,000, to account for the beneficial conversion terms that the promissory note holders received, in comparison to the expected IPO offering price.

In accordance with EITF 00-27, the aforesaid note discounts were to be amortized to interest expense over the life of the promissory notes, which was one year. However, upon the IPO, on October 13, 2004, the unamortized discount relating to the portion of the Notes that converted into shares was immediately recognized as interest expense. Upon repayment of approximately 63% of the Notes, the same percentage of the intrinsic value of the beneficial conversion feature at the date of extinguishment was reversed in APIC in the amount of approximately $1,493,000, and interest in the same amount, previously recorded relating to the beneficial conversion feature that was reversed in paid-in capital, was functionally reversed by the recording of a gain on extinguishment of debt.

In connection with the issuance of the Notes and warrants, the Company incurred, $521,511 and $494,691 of cash and non-cash issuance costs, respectively, in 2004, and $155,116 of cash issuance costs in 2003. The amortization of such issuance costs resulted in $889,983 of interest expense and a net decrease of $281,335 to additional paid-in capital, and additional paid-in capital was also increased by $262,489 upon issuance of the 750,002 additional warrants, as described. During 2004, the Company also recorded approximately $2,750,000 of interest expense, in conjunction with the amortization of the Note discounts, and $448,260 of interest expense relating to the face amount of interest of the Notes.

Subsequent to the balance sheet date, 1,941,215 warrants, that were issued in connection with the issuance of the Notes, were exercised (see Note 16).

Note 9 - Deposits and Liability in Respect of Employee Severance Obligations

Under Israeli law, employers are required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, on the basis of the latest monthly salary for each year of service. This liability is provided for by payments of premiums to insurance companies under approved plans and by a provision in these financial statements.

The Company’s employees are entitled to notice periods generally ranging from thirty to ninety days in the event they are terminated. The above liability does not include a provision for such notice periods.

Note 10 - Stockholders’ Equity (Deficit)

On October 13, 2004, the Company completed an IPO of 2.35 million shares of its common stock at $5 per share pursuant to a Registration Statement on Form SB-2 (Registration no. 333-115424). Additionally, the underwriters exercised a portion of their over-allotment option and purchased an additional 352,500 shares of the Company’s common stock, at $5 per share, on November 18, 2004. Total proceeds of this offering, including the exercise of the over-allotment option, were approximately $10,716,000, net of underwriting fees and offering expenses of approximately $2,796,000. As a result of the offering, $1,840,000 of the promissory notes converted into 490,678 shares of common stock and the remaining $3,160,000 was repaid.

As of December 31, 2003, the Company’s share capital was comprised of common stock and four separate classes of convertible preferred stock. In January 2004, the preferred stockholders, as a class, agreed to convert all of the 1,372,048 shares of the Company’s issued and outstanding preferred stock into common stock. The amounts as of December 31, 2003 included in this note, describe the composition of the preferred stock, and the rights and preferences of such shares prior to such conversion.

(a) General

The Company’s share capital at December 31, 2004 and 2003 is comprised as follows:

		Issued		Issued
	Authorized	and fully paid	Authorized	and fully paid
	December 31, 2004		December 31, 2003
	Number of shares		Number of shares
Series A convertible preferred stock
of $0.01 par value	-	-	130,325	130,325
Series B convertible preferred stock
of $0.01 par value	-	-	217,203	181,112
Series C convertible preferred stock
of $0.01 par value	-	-	260,643	238,119
Series D convertible preferred stock
of $0.01 par value	-	-	824,646	807,468
Series D convertible preferred non-voting stock of $0.01 par value	-	-	21,721	15,024

Preferred stock of $0.01 par value	1,000,000	-	-	-
Common stock of $0.001 par value	30,000,000	4,920,551	2,856,937	355,325

	31,000,000	4,920,551	4,311,475	1,727,373
The outstanding Series D convertible preferred non-voting shares were identical in all other respects to Series D convertible preferred voting shares.

Note 10 - Stockholders’ Equity (Deficit) (cont’d)

(b) Stock Option Plans

The Company provides for direct grants or sales of common stock, and common stock options to employees and non-employees through the following: the 1999 Stock Option Plan (the 1999 Plan), the 2000 Stock Option Plan (the 2000 Plan), the 2003 Stock Option Plan (the 2003 Plan) (thereafter collectively “Prior Option Plans”) and the 2004 Stock Option Plan (the 2004 Plan).

In January 2004, the Company adopted the 2004 Stock Option Plan (the 2004 Plan), authorizing 866,000 options for future grants. As of December 31, 2004, 471,304 options were available for grant under the 2004 plan and the Prior Option Plans were closed for future grants. The exercise or purchase price for common stock granted or sold to employees under the Prior Option Plans was equal to or greater than the fair market value per share on the date of grant.

Under all option plans, options generally vest 25%, with respect to the number granted, upon the first anniversary date of the option grant, and the remainder vest in equal monthly installments over the 36 months thereafter. When vested, options are exercisable immediately.

The options generally expire ten years after grant date and are forfeited if not exercised within three months of termination of employment by employees.

(c) Other Stock Options

On October 13, 2004, the Company issued to its underwriters 117,500 options for a total purchase price of $100. These options were issued outside of the Company’s stock option plans as compensation for services rendered in connection with the IPO. The options will be exercisable on October 13, 2005, expire 5 years from the date of issuance and have an exercise price of $6.25 per share. The fair value of the options granted to the underwriters was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; volatility of 49%; risk-free interest rates of 2.17%; and an expected life of one year. The fair value of the underwriters’ options was determined to be $70,374 and was recorded as part of additional paid-capital.

As of December 31, 2004, 153,151 options were issued and outstanding outside of the Company’s stock option plans.

Note 10 - Stockholders’ Equity (Deficit) (cont’d)

(d) Option Grant Information

A summary of the status of the 1999, 2000, 2003 and 2004 plans, and of the other options, follows:

Options		Weighted
available for	Options	average exercise
grant	outstanding	price
$

Balance as of December 31, 2002	273,562	251,119	9.90

Granted	(244,367)	244,367	1.84
Exercised	-	(1,449)	0.69
Cancelled *	56,190	(66,801)	10.13

Balance as of December 31, 2003	85,385	427,236	4.37

Additional options authorized (2003 Plan)	299,305	-	-
Additional options authorized (2004 Plan)	866,000	-	-
Cancelled (closing of the 2003 Plan)	(77,126)	-	-
Granted (2004 and 2003 Plans)	(702,260)	702,260	5.16
Granted (other options)	-	117,500	6.25
Exercised	-	-	-
Expired	-	(43,441)	2.76

Balance as of December 31, 2004	471,304	1,203,555	5.06

* Includes cancelled options from closed stock option plans

The following table summarizes information about stock options outstanding as of December 31, 2004:

	Options Outstanding			Options Vested
Range of exercise prices	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding	Weighted Average Exercise Price
$0.69-1.15	169,576	7.71	$0.75	146,380	$0.76
2.30-2.76	87,135	6.39	2.59	61,895	2.51
4.60-6.91	828,888	9.43	5.33	39,475	5.58
9.21-11.51	117,956	6.52	11.21	108,634	11.18

0.69-11.51	1,203,555	8.68	5.06	356,384	4.78

Note 10 - Stockholders’ Equity (Deficit) (cont’d)

(e)  Stock Based Compensation

The Company measures compensation expense for its stock-based employee compensation plans using the intrinsic value method. As a result of the stock-based employee compensation, the Company recorded compensation expense in the amount of $25,382 and $14,995, in 2004 and 2003, respectively. As of December 31, 2004, approximately $99,000 remains to be amortized over the remaining vesting periods of the options. If the fair value based method had been applied in measuring stock compensation expense, the pro forma effect on net loss and net loss per share would have been as follows:

Years ended December 31		Cumulative from inception through December 31,
2004	2003	2004
$	$	$

Net loss, as reported	(6,590,519)	(2,808,783)	(40,596,117)
Add:
Stock-based compensation expense to employees and directors included in reported net loss, net of related tax effects	25,382	14,995	40,377
Deduct:
Stock-based compensation expense to employees and directors determined under fair value based method for all awards, net of related tax effects	(75,363)	(34,407)	(225,717)

	(6,640,500)	(2,828,195)	(40,781,457)
Net loss per common share, basic and diluted:
As reported	(2.90)	(7.93)	(53.81)
Pro-forma	(2.92)	(7.99)	(54.06)

The weighted average fair value of options where the exercise price equaled the market price on grant date was $2.69 for grants in the year ended December 31, 2004. No such options were granted in 2003. The weighted average fair value of options where the exercise price exceeded the market price on grant date was $0 for grants in the years ended December 31, 2004 and 2003. The weighted average fair value of options where the exercise price was less than the market price on grant date was $1.92 for grants in the year ended December 31, 2003. No such options were granted in 2004.

Note 10 - Stockholders’ Equity (Deficit) (cont’d)

(f) Stock Warrants

(i)
In connection with obtaining a line of credit from a bank in 2002, the Company issued warrants to the bank to purchase 2,173 shares of Series D preferred stock for $34.53 per share. The warrants are exercisable immediately and expire in April 2009. In January 2004, these warrants converted to common stock warrants.

(ii)
In connection with the issuance of the Notes (see Note 8), the Company issued warrants to acquire an aggregate 1,700,013 shares of common stock at an exercise price per share equal to 120% multiplied by the greater of (1) $6.00, and (2) the Offering Price (the “Bridge Warrants”). Each note holder received one bridge warrant for every $3 funded through the Notes, with the exception of the note holders who advanced the Company $200,000, in 2003, who received one Bridge Warrant for every $2 funded. In July 2004, the Company decided to grant the holders of the Convertible Promissory Notes and Warrants an aggregate of 750,002 additional warrants. These additional warrants contained terms identical to the Bridge Warrants except for certain expiration provisions. In October 2004, following the demand of the NASD, certain note holders were contractually obligated to surrender 648,534 warrants to the Company without consideration (see Note 8).

In connection with the original issuance of the Bridge Notes and warrants in January 2004, the Company also issued a warrant to the lead purchaser in the financing, to purchase 265,837 shares of common stock at an exercise price equal to 75% of the Offering Price per share.

The aggregate fair value of all of the warrants mentioned above was determined to be approximately $1,090,000 using the Black-Scholes option-pricing model with the following assumptions: no dividend yield; volatility of 38%; risk free interest rate of 4%; and an expected life of seven years.

The majority of these warrants were exercised subsequent to the balance sheet date (see Note 16).

Note 11 - Income Taxes

The income tax expense for the years ended December 31, 2004 and 2003, differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

Years ended December 31		Cumulative from inception through December 31,
2004	2003	2004
$	$	$

Computed “expected” tax benefit	2,226,987	943,225	13,777,129
Effect of State taxes	329,259	260,922	3,493,876
Effect of foreign income	(157,016)	24,739	439,876
Non-deductible expenses	(208)	(55)	(14,002)
Change in valuation allowance	(2,439,579)	(1,263,422)	(17,771,617)

	(40,557)	(34,591)	(75,148)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below:

Years ended December 31
2004	2003
$	$

Deferred tax asset:
Miscellaneous accrued expenses	40,584	29,017
Property and equipment	27,348	419,958
Deferred compensation	328,222	303,803
Capitalized start-up costs	2,418,734	3,535,073
Foreign deferred tax assets	19,817	20,501
Net operating loss	14,956,729	11,044,187

Total gross deferred tax asset	17,791,434	15,352,539

Less: Valuation allowance	(17,771,617)	(15,332,038)

Net deferred tax asset	19,817	20,501

Total gross deferred tax liability	(94,965)	(55,092)

Net deferred tax liability	(75,148)	(34,591)

Note 11 - Income Taxes (cont’d)

Because of the Company's lack of earnings history, as of December 31, 2004 and 2003, the U.S. deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2004 and 2003 was an increase of $2,439,579 and $1,263,422, respectively.

As of December 31, 2004 and 2003, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $35 million and $26 million, respectively. The federal net operating losses will expire if not utilized on various dates from 2019 through 2024. The California net operating losses will expire if not utilized on various dates from 2009 through 2013. The Israeli Subsidiary has capital loss carryforwards of approximately $604,000 that can be applied to future capital gains for an unlimited period of time under current tax rules.

The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an ownership change of a corporation. Thus, in accordance with Internal Revenue Code, Section 382, the Company’s recent IPO and other ownership changes that have transpired, will significantly limit the Company’s ability to utilize net operating losses and credit carryforwards although the Company has not yet determined to what extent..

During the year 2000, the Subsidiary was granted "Approved Enterprise" status under the Israeli Law for the Encouragement of Capital Investments - 1959 under the "alternative benefits" path. As an "Approved Enterprise" the Israeli Subsidiary is entitled to receive future tax benefits, which are limited to a period of ten years from the first year that taxable income is generated from the approved assets. In addition, the benefits must be utilized within: the earlier of 12 years of the year operation (as defined) of the investment program begins or 14 years of the year that approval is granted.

Under its "Approved Enterprise" status, income arising from the subsidiary's approved activities is subject to zero tax under the "alternative benefit” path for a period of ten years. In the event of distribution by the subsidiary of a cash dividend out of retained earnings which were tax exempt due to the “Approved Enterprise” status, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received. Should the subsidiary derive income from sources other than the Approved Enterprise during the relevant period of benefits, such income would be taxable at the tax rate in effect at that time (currently 36%). Deferred tax assets and liabilities in the financial statements result from the tax amounts that would result if the Subsidiary distributed its retained earnings to its Parent.

During 2003, the Subsidiary filed a final status report on its investment program. Final approval of the program was received from the Investment Center in March 2004. The approval has yet to be upheld by the Israeli income tax authorities. In addition, in February 2004, the Subsidiary applied for a second (expansion) investment program based on terms similar to the first investment program. Formal approval of the application in respect of the second program was received from the Investment Center in July 2004.

Under its Approved Enterprise status, the Subsidiary must maintain certain conditions and submit periodic reports. Failure to comply with the conditions of the Approved Enterprise status could cause the Subsidiary to lose previously accumulated tax benefits. The Subsidiary began claiming benefits in the 2000 tax year. Cumulative benefits received under the Subsidiary’s approved enterprise status amount to approximately $700,000 at December 31, 2004. As of the balance sheet date the Company believes that it is in compliance with the stipulated conditions.

Note 12 - Commitments and Contingencies

(a) Future minimum lease payments under non-cancelable operating leases for office space and cars, as of December 31, 2004 are as follows:

Year ending December 31	$
2005	183,421
2006	55,644
2007	20,210

259,275

Rental expense for operating leases for the years ended December 31, 2004 and 2003 was $271,099 and $212,680, respectively.

(b)	As security for future rental commitments the Subsidiary provided a bank guarantee in the amount of approximately $113,000.

(c)	All of the Subsidiary’s obligations to its bank, including the bank guarantee that such bank made to the Subsidiary’s landlord, are secured by a lien on all of the Subsidiary’s deposits at such bank. As of December 31, 2004, deposits at such bank amounted to $364,690 , including a long-term deposit of $101,531 as mentioned in Note 5.

(d)	In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and investor relations arrangements. During 2004, the Company entered into agreements to license content from two providers, through December 2006 and August 2007, for an aggregate amount of $265,000, and entered into an agreement with an investor relations firm to provide services through December 2005 for $8,000 per month and 7,800 shares of its common stock. Regarding commitments entered into subsequent to balance sheet date see Note 16.

(e)	In December 2002, the Company implemented a reorganization (the "December 2002 Reorganization ") which substantially reduced the Company’s expenditures. The December 2002 Reorganization included staff reductions of fifteen persons, or approximately 52% of the Company's work force, including senior management, professional services, sales and marketing, research and development and administrative staff. The December 2002 Reorganization also included the shutdown of the Company’s California office and resulted in a loss on the disposal of fixed assets. In total, the Company incurred a loss of approximately $1,048,000 in connection with the December 2002 Reorganization, of which $780,000 related to the disposal of fixed assets, and $265,000 related to an accrual for salaries, benefits and office and equipment lease obligations that the Company recorded as of December 31, 2002. Of the amount accrued, $22,000 and $218,000 was paid during 2004 and 2003, respectively, and $25,000, which relates to a lease obligation for equipment no longer in use, remains outstanding as of December 31, 2004.

Note 13 - Fair Value of Financial Instruments

The Company's financial instruments at December 31, 2004 and 2003 consisted of cash and cash equivalents, accounts receivables, prepaid expenses, deposits in respect of employee severance obligations, security deposits in respect of the Subsidiary’s office lease and the Company’s merchant bank, accounts payable, accrued expenses, accrued compensation and related liabilities, liability in respect of employee severance obligations and deferred revenues.

The carrying amounts of all the financial instruments noted above, except for liability in respect of employee severance obligations, approximate fair value due to the relatively short maturity of these instruments. The carrying amount of the liability in respect of employee severance obligations reflects the approximate fair value inclusive of future salary adjustments.

Note 14 - Other Expense, Net

In 2004 the Company incurred approximately $90,000 in costs relating to its plan to be listed on the Nasdaq SmallCap Market and the Boston Stock Exchange. In October 2004, the Company decided to instead list on the American Stock Exchange, and as a result the aforesaid costs were written off in the fourth quarter of 2004 and are included as other expenses in the accompanying statement of operations. The remaining balance in other expense, net, in 2004 and 2003, is comprised primarily by foreign exchange gains (losses) and the write-off of tax advances that are not expected to be realized due to the subsidiary’s “approved enterprise” status.

Note 15 - Related Parties

In March 2004, one of the members of the Company’s board of directors purchased the Internet domain name, “www.Answers.com,” from an unrelated third party for $80,200. Immediately following such purchase, the Internet domain name was transferred to the Company and the board member was reimbursed $80,200. The terms of transaction were as favorable to the Company as those generally available from unaffiliated third parties. However, at the time this transaction was entered into, the Company lacked sufficient disinterested independent directors to ratify the transaction.

Note 16 - Subsequent Events

(a)	Subsequent to the balance sheet date, 69,432 of the warrants that were issued in connection with the issuance of the convertible promissory notes (see Note 8) were exercised. As a result, the Company issued an aggregate of 69,432 shares of its common stock, $0.001 par value (the "Common Stock"), for a total consideration of approximately $500,000. Additionally, on February 4, 2005 the Company entered into an agreement (the "Agreement"), with certain holders (the "Holders") of warrants that were issued by the Company in January, February and July 2004 in connection with the bridge financing transaction (the "Bridge Warrants") (see Note 8), pursuant to which the Holders exercised an aggregate of 1,871,783 Bridge Warrants at the stated exercise price thereof. As a result, the Company issued an aggregate of 1,871,783 shares of its common stock, $0.001 par value (the "Common Stock"), for aggregate gross consideration of $12,559,700.Under the terms of the Agreement, in order to provide incentive to the Holders to exercise their Bridge Warrants, for every share of Common Stock purchased by the Holders through the exercise of Bridge Warrants, the Company issued to the Holders new warrants, dated February 4, 2005, to purchase such number of shares of Common Stock equal to 55% of the number of shares of Common Stock underlying their respective Bridge Warrants, at an exercise price of $17.27 per share (the "New Warrants"). The exercise price of the New Warrants is equal to 110% of the average of the closing prices of the Common Stock as reported on the American Stock Exchange for the five trading days immediately prior to February 4, 2005. The New Warrants are immediately exercisable and expire on February 4, 2010.

The Company has agreed to file a registration statement with the SEC as promptly as reasonably practicable to register for resale the shares of Common Stock underlying the New Warrants. Upon the occurrence of certain events, including the failure by the Company to file the registration statement on or prior to April 6, 2005 and the failure of the registration statement to be declared effective by the SEC on or prior to May 5, 2005, the Holders will be entitled to certain liquidated damages equal to 1% of the aggregate exercise price of the exercised warrants, for the first month, and 1.5% for each month thereafter, prorated for any partial month.

(b)	Subsequent to the balance sheet date, the Company entered into agreements with two consulting firms for the provision of services in the areas of public relations and strategic planning. The agreements, which are all for one year, the latest of which terminates in February 2006, are for an aggregate cash amount of $180,000. In connection with the aforesaid agreements, the Company also agreed to grant one of the consulting firms 20,000 stock options that vest over the twelve-month service period.

GURUNET CORPORATION
(Formerly Atomica Corporation)
AND SUBSIDIARY

(A Development Stage Enterprise)

Consolidated
Financial Statements
December 31, 2004
(With Registered Public Accounting Firm’s Report Thereon)