Form 10KSB/A
period 2004-12-31
GURUNET CORP
filed 2005-04-04
CIK 1283073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
AMENDMENT NO. 1
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

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

Amendment No. 1
Explanatory Note

This amendment is filed to amend Part II Item 5. Market for Common Equity and Related Stockholder Matters and Part II Item 6 Management’s Discussion and Analysis in order to more accurately describe the duration of certain lock-up agreements. We have also corrected a minor discrepancy between the amount of proceeds received in our initial public offering disclosed in Item 5 and the amount disclosed in Item 6. In addition, this amendment amends Part II Item 7. Financial Statements to include the date of March 31, 2005 on the signed Report of Independent Registered Public Accounting Firm, which date was inadvertently not included in the original filing. Lastly, we are amending Exhibit 10.13 Agreement Between GuruNet Corporation and Maxim Group LLC dated January 31, 2005 to correct the exercise price of a warrant granted to Maxim, which was inadvertently stated as $11.10, rather than $11.00 in the original filing.

Except for the foregoing, no attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the original Form 10-KSB.

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

Of the aggregate bridge notes outstanding, $3,160,000 principal amount of the bridge notes was repaid in cash from the net proceeds of our IPO and $1,840,000 of the principal amount of the bridge notes was converted on the date of our IPO into shares of common stock at a conversion price of $3.75. The shares issued upon conversion of the bridge notes are locked up until October 13, 2005 or earlier, subject to certain conditions.

Bridge Warrants

In connection with the issuance of the bridge notes, we issued bridge warrants to purchase an aggregate of 1,700,013 shares of common stock exercisable at $7.20 per share. The bridge warrants became exercisable commencing December 31, 2004 and for a period ending on the seventh anniversary of their respective dates of issuance. In the third quarter of 2004, our board of directors authorized the issuance of an aggregate of 750,002 additional warrants to the bridge noteholders. On the date of our IPO, each noteholder received a pro rata share of these additional warrants (approximately 0.44 warrant for each bridge warrant held). These additional warrants contained terms identical to the bridge warrants except for certain expiration provisions. Any shares issued upon their exercise will be locked up until October 13, 2005 or earlier, subject to certain conditions.

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

Lock-Up Agreements

All of the holders of the bridge notes and bridge warrants have entered into lock-up agreements under which they have agreed not to sell or otherwise dispose of their shares of common stock underlying their bridge notes and bridge warrants without the consent of the underwriters except as follows: sales of the shares underlying the bridge notes and bridge warrants until April 11, 2005  may be made at per share prices of no less than $7.50 and sales of the shares underlying the bridge notes and bridge warrants made following April 11, 2005 through October 13, 2005 may be made at per share prices of no less than $5.00. The underwriters have advised us that in determining whether to give or withhold their consent to any sale within the applicable lock-up period, they will consider the market price and volume of our stock at such time and whether such sale would have an adverse effect on the market for our common stock. The underwriters have advised us that they will examine each request for a consent on a case by case basis using the factors enumerated above, which may result in disparate treatment for stockholders that may be otherwise similarly situated.

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

IPO

On October 13, 2004, our registration statement on Form SB-2 (Registration No. 333-115424) was declared effective for our IPO, pursuant to which we registered 2,702,500 shares of common stock to be sold by us, including 352,500 shares subject to the underwriters’ over-allotment option. The stock was offered at a price of $5.00 per share. The offering closed on October 18, 2004 after the sale of a total of 2,350,000 shares of our common stock and the over-allotment was exercised, in full, on November 18, 2004. Total proceeds of this offering, including the exercise of the over-allotment option, were approximately $10,800,000, net of underwriters’ discounts and commissions and other offering expenses. The underwriters of the offering were Maxim Group LLC and EarlyBirdCapital, Inc. No offering expenses were paid directly or indirectly to directors, officers (or their associates), or to persons owning 10% or more of any of our equity securities, or to our affiliates. The Registration Statement also registered (a) 490,678 shares of common stock that were issued to investors in our 2004 bridge financing, (b) 2,067,318 shares of common stock underlying warrants issued to those investors; and (c) 117,500 shares of common stock underlying the purchase option issued to the underwriters.

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

We incurred operating losses of $2,762,325 in 2003 and $7,549,011 in 2002. Furthermore, we incurred operating losses of $3,544,812 in 2004. From our inception in 1998 through October 2004, our operations had been funded almost entirely through the proceeds of approximately $38,000,000 that we received from the issuance of four series of convertible preferred stock between December 1998 and June 2000, and the issuance of the bridge notes in the bridge financing. On October 13, 2004 we completed our IPO of 2,350,000 shares of common stock at $5.00 per share. Total proceeds of the offering were approximately $10,800,000 net of underwriters discounts and commissions and other offering expenses. In February 2005, certain holders of the bridge warrants exercised an aggregate of 1,941,215 bridge warrants at the exercise price of $7.20 per share, with the exception of one holder, who held a warrant with an exercise price of $3.75, resulting in aggregate gross proceeds to us of approximately $13,060,000.

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

Of the 6,940,619 shares of our common stock outstanding on March 24, 2005, 1,551,158 shares are restricted as a result of U.S. federal and state securities laws and various lock-up agreements that holders have signed that restrict their ability to transfer our stock until April 11, 2005 or October 13, 2005. The underwriters may waive or reduce the terms of these lockups. After the lock-up periods, all of foregoing shares will be immediately available for sale in the public market without registration under Rule 144. Sales of a substantial number of shares of our common stock could cause the price of our securities to fall and could impair our ability to raise capital by selling additional securities.

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

GuruNet Corporation

Date: April 4, 2005	By:	/s/ Steven Steinberg
Steven Steinberg
Chief Financial Officer

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
March 31, 2005

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