Form 10QSB
period 2005-03-31
GURUNET CORP
filed 2005-05-11
CIK 1283073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by an (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ NO ☒
Indicate by an (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☐ NO ☒

As of May 10, 2005, the registrant had outstanding 6,945,292 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION2

Cautionary Note regarding Forward-Looking Statements

      In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in our most recent registration statement on Form SB-2 under the captions “Competition,” “Proprietary Rights” and “Risk Factors,” all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

i

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Consolidated Financial Statements as of March 31, 2005

Contents

Page

Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004	2

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2005 and 2004, and for the cumulative period from inception through March 31, 2005	4

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 and 2004, and for the cumulative period from inception through March 31, 2005	5

Notes to the unaudited Consolidated Financial Statements	7

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Consolidated Balance Sheets

March 31	December 31
2005	2004
$	$
(Unaudited)	(Audited)

Assets

Current assets:

Cash and cash equivalents	3,050,760	1,565,415

Investment securities	16,850,000	5,850,000

Receivables	143,642	18,145

Prepaid expenses	648,117	259,674

Total current assets	20,692,519	7,693,234

Long-term deposits (restricted)	192,493	167,304

Deposits in respect of employee severance obligations	482,621	462,735

Property and equipment, net	322,691	305,804

Other assets:

Intangible assets, net	103,982	111,289

Prepaid expenses, long-term	134,670	147,000

Deferred tax asset, long-term	18,034	19,817

Total other assets	256,686	278,106

Total assets	21,947,010	8,907,183

See accompanying notes to the unaudited consolidated financial statements.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Consolidated Balance Sheets

March 31	December 31
2005	2004
$	$
(Unaudited)	(Audited)

Liabilities and stockholders' equity

Current liabilities:

Accounts payable	359,266	172,029
Accrued expenses	433,815	422,465
Accrued compensation	246,805	259,872
Deferred revenues, short-term	113,659	150,147

Total current liabilities	1,153,545	1,004,513

Long-term liabilities:

Liability in respect of employee severance obligations	560,651	531,224
Deferred tax liability, long-term	104,666	94,965
Deferred revenues, long-term	438,377	452,359

Total long-term liabilities	1,103,694	1,078,548

Commitments and contingencies

Stockholders' equity:

Preferred stock: $0.01 par value; 1,000,000 shares authorized and 0 shares issued as of March 31, 2005 and December 31, 2004	—	—

Common stock; $0.001 par value; 30,000,000 shares authorized as of March 31, 2005 and December 31, 2004; 6,945,292 and 4,920,551 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	6,946	4,921

Additional paid-in capital	61,988,788	47,488,072

Deferred compensation	(177,504)	(45,146)

Accumulated other comprehensive loss	(27,418)	(27,608)

Deficit accumulated during development stage	(42,101,041)	(40,596,117)

Total stockholders' equity	19,689,771	6,824,122

Total liabilities and stockholders' equity	21,947,010	8,907,183

See accompanying notes to the unaudited consolidated financial statements.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Consolidated Statements of Operations

Cumulative from
December 22, 1998
Three months ended March 31		(inception) through
2005	2004	March 31, 2005
$, except share data	$, except share data	$, except share data
(Unaudited)	(Unaudited)	(Unaudited)

Revenue	175,633	19,631	1,597,430
Cost of revenues	208,543	156,527	3,760,311

Gross margin	(32,910)	(136,896)	(2,162,881)

Operating expenses
Research and development	330,469	263,788	18,909,579
Sales and marketing (1)	361,460	318,929	9,942,502
General and administrative (2)	851,615	212,407	8,366,400
Loss in connection with shut-down of operations	—	—	1,048,446

Total operating expenses	1,543,544	795,124	38,266,927

Operating loss	(1,576,454)	(932,020)	(40,429,808)

Interest income (expense), net	85,907	(737,034)	(2,488,958)
Gain on extinguishment of debt	—	—	1,493,445
Other income (expense), net	282	4,322	(585,913)

Loss before income taxes	(1,490,265)	(1,664,732)	(42,011,234)

Income taxes	(14,659)	(27,980)	(89,807)

Net loss	(1,504,924)	(1,692,712)	(42,101,041)

Basic and diluted net loss per common share	(0.25)	(1.33)	(25.35)

Weighted average shares used in computing basic and diluted net loss per common share	6,043,796	1,271,075	1,661,035

(1) Includes $107,255 and $5,236 of stock based compensation in the three months ended March 31, 2005 and 2004, respectively.
(2) Includes $277,366 and $11,522 of stock based compensation in the three months ended March 31, 2005 and 2004, respectively.

See accompanying notes to the unaudited consolidated financial statements.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

Cumulative from December 22, 1998
(inception) through
Three months ended March 31		March 31,
2005	2004	2005
$	$	$
(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	(1,504,924)	(1,692,712)	(42,101,041)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,559	37,916	2,252,614
Loss on sale and write off of property and equipment in connection with shut-down of operations	—	—	780,475
Other loss on sale and write off of property and equipment	—	—	549,802
Settlement of obligations for other than cash	—	—	225,589
Increase (decrease) in liability in respect of employee severance obligations, net	9,541	(7,121)	78,030
Deferred income taxes	11,484	27,980	86,632
Stock issued for domain name	—	—	1,500
Issuance of common stock, stock options and warrants to non-employees for services rendered	375,901	9,087	598,505
Revaluation of options issued to non-employees for services rendered	—	—	(42,789)
Amortization of deferred compensation	9,994	8,780	125,203
Accrued interest on promissory notes	—	65,155	—
Amortization of deferred charges relating to convertible promissory notes	—	126,958	889,983
Amortization of discounts on promissory notes	—	547,502	1,577,373
Exchange rate differences	78	(7,324)	11,824
Changes in operating assets and liabilities:
Increase in accounts receivable and other current assets	(54,414)	(111,054)	(330,677)
Decrease (increase) in long-term prepaid expenses	12,330	—	(134,670)
Increase in accounts payable	187,237	126,845	359,266
(Decrease) increase in accrued expenses and other current liabilities	(1,717)	31,884	692,304
(Decrease) increase in short-term deferred revenues	(36,488)	29,553	113,659
(Decrease) increase in long-term deferred revenues	(13,982)	—	438,377
Net cash used in operating activities	(964,401)	(806,551)	(33,828,041)

Cash flows from investing activities:
Capital expenditures	(50,139)	(2,736)	(4,163,040)
Proceeds from sales of property and equipment		—	54,415
Purchase of intangible assets	—	(80,200)	(119,936)
Decrease (increase) in long-term deposits	(25,189)	3,415	(185,626)
Purchases of investment securities	(13,250,000)	—	(19,100,000)
Proceeds from sales of investment securities	2,250,000	—	2,250,000
Other	190	—	—
Net cash used in investing activities	(11,075,138)	(79,521)	(21,264,187)

Cash flows from financing activities:
Repayment of loan	—	—	(20,000)
Proceeds from loan	—	—	6,500
Proceeds from issuance of convertible preferred stock, net of $130,697 issuance costs	—	—	32,669,303
Proceeds from issuance of common stock, net of issuance costs	—	(290,732)	10,843,790
Proceeds from issuance of promissory notes, net of issuance costs	—	4,278,490	4,323,373
Repayment of convertible promissory notes	—	—	(3,160,000)
Exercise of common stock options and warrants, net of $338,162 issuance costs	13,524,962	—	13,525,962
Net cash provided by financing activities	13,524,962	3,987,758	58,188,928

Effect of exchange rate changes on cash and cash equivalents	(78)	7,324	(45,940)
Net increase in cash and cash equivalents	1,485,345	3,109,010	3,050,760

Cash and cash equivalents at beginning of period	1,565,415	123,752	—

Cash and cash equivalents at end of period	3,050,760	3,232,762	3,050,760

See accompanying notes to the (unaudited) consolidated financial statements.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows (cont’d)

Cumulative from December 22, 1998
(inception) through
Three months ended March 31		March 31,
2005	2004	2005
$	$	$
(Unaudited)	(Unaudited)	(Unaudited)

Supplemental disclosures of cash flow information:
Income taxes paid	3,175	1,804	94,766

Non-cash investing and financing activities:
Stock issued for domain name	—	—	1,500
Issuance of common stock in lieu of loan repayments	—	—	6,500
Common stock issued in exchange for notes receivable	—	—	1,842,900
Repurchase of stockholders’ common stock and cancellation of notes receivable	—	—	(1,842,900)
Amortization of deferred charges relating to warrants	—	147,080	147,080
Discount on convertible promissory notes	—	—	1,577,373
Conversion of convertible promissory notes into common stock	—	—	1,840,000
Issuance costs related to the converted promissory notes	—	—	134,255

See accompanying notes to the (unaudited) consolidated financial statements.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Unaudited Consolidated Financial Statements as of March 31, 2005

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

Prior to 2003, the Company focused primarily on enterprise systems for corporate customers and large organizations. Beginning in 2003, the Company’s primary product has been its consumer product, which, in 2003 and 2004, was sold to subscribers who paid the Company on a lifetime or annual basis. In January 2005, the Company introduced a free-to-customer product, containing practically all the content that it used to sell via subscriptions and ceased selling subscriptions to individual consumers. The Company plans to generate advertising revenue from the free-to-customer product. Notwithstanding, customers who purchased subscriptions prior to January 2005 will continue to be fully supported through the subscription periods.

As the Company has not yet earned significant revenue from its operations, it considers itself a development stage enterprise, as defined under Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments that are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the financial statements have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other period

Note 2 - Revenue Recognition

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

The Company continues to recognize revenues generated from subscriptions that were sold in prior years since such subscribers will continue to be fully supported through the subscription periods (see Note 1).

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Unaudited Consolidated Financial Statements as of March 31, 2005

Note 3 - Accounting for Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation” (SFAS No. 123), the Company utilizes the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, to account for stock option plans for employees and directors. Compensation cost for stock options, if any, would be measured as the excess of the estimated market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.

The fair value of options and warrants granted to non-employees, is measured according to the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; risk-free interest rates of 1.69% to 3.85%; volatility between 46.54% and 74.75%; and an expected life between one and ten years.

The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, for awards to its directors and employees. For disclosure purposes only, the fair value of options granted to employees and directors prior to May 12, 2004, the date of the Company’s first filing with the U.S. Securities and Exchange Commission, in connection with its initial public offering (the “IPO”), was estimated on the date of grant using the minimum-value method with the following weighted average assumptions: no dividend yield; risk-free interest rates of 2.18% to 6.59%; and an expected life of three to five years. The fair value of options granted to employees and directors subsequent to May 12, 2004, are measured, for disclosure purposes only, according to the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; risk-free interest rates of 3.29% to 4.18%; volatility between 53.66% and 66.76%; and an expected life of four years.

The following illustrates the effect on net loss and net loss per share, if the Company had applied the fair value methods of SFAS No. 123 for accounting purposes:

Three months ended March 31		Cumulative from inception through March 31,
2005	2004	2005
$	$	$
(Unaudited)	(Unaudited)	(Unaudited)

Net loss, as reported	(1,504,924)	(1,692,712)	(42,101,041)
Add:
Stock-based compensation expense to employees and directors included in reported net loss, net of related tax effects	9,918	8,704	50,295
Deduct:
Stock-based compensation expense to employees and directors determined under fair value based method for all awards, net of related tax effects	(72,886)	(12,855)	(298,603)

Pro-forma net loss	(1,567,892)	(1,696,863)	(42,349,349)
Net loss per common share, basic and diluted:
As reported	(0.25)	(1.33)	(25.35)
Pro-forma	(0.26)	(1.33)	(25.50)

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Unaudited Consolidated Financial Statements as of March 31, 2005

Note 3 - Accounting for Stock-Based Compensation (cont’d)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). This Statement is a revision of SFAS No. 123, and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement eliminates the option to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued and it instead requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Pursuant to SFAS No. 123R, the Company will apply its provisions beginning the first quarter of 2006. SFAS 123R provides two alternative adoption methods. The first method is a modified prospective method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123. The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123, that is, an entity would recognize employee compensation costs in the amounts reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. The Company is currently considering which of the two methods it will adopt, and the effect that the adoption of SFAS 123R will have on its financial statements.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Unaudited Consolidated Financial Statements as of March 31, 2005

Note 4 - Stockholders’ Equity

(a) Common Stock

On March 13, 2005, the Company issued 7,800 shares of common stock to an investor relations firm, pursuant to a one-year agreement that began on December 13, 2004. The fair value of the shares, of $151,086, will be amortized to general and administrative expenses over the life of the service period.

(b) Stock Warrants

During 2004, in connection with the issuance of Convertible Promissory Notes in January and February of 2004, the Company issued warrants to acquire an aggregate of 2,067,316 shares of Common Stock (the “Bridge Warrants”), at an exercise price of $7.20 per share, with the exception of 265,837 bridge warrants exercisable at $3.75 per share.

During the first quarter of 2005, 69,432 of the Bridge Warrants were exercised. As a result, the Company issued an aggregate of 69,432 shares of its common stock, $0.001 par value, for a total consideration of approximately $500,000.

Additionally, on February 4, 2005 the Company entered into an agreement (the "Warrants Agreement"), with certain holders of Bridge Warrants, pursuant to which such holders exercised an aggregate of 1,871,783 Bridge Warrants at the stated exercise price thereof. As a result, the Company issued an aggregate of 1,871,783 shares of its common stock, for aggregate gross consideration of $12,559,700. Under the terms of the Warrants Agreement, in order to provide incentive to the warrant holders to exercise their Bridge Warrants, for every share of common stock purchased by the holders through the exercise of Bridge Warrants, the Company issued to the warrant holders new warrants, dated February 4, 2005, to purchase such number of shares of common stock equal to 55% of the number of shares of common stock underlying their respective Bridge Warrants (the "New Warrants"). As a result, the Company issued 1,029,488 of New Warrants at an exercise price of $17.27 per share. The New Warrants are immediately exercisable and expire on February 4, 2010.

On January 20, 2005, the Company entered into an agreement with an investment banking firm, which was also one of the underwriters of the Company’s IPO, to provide general financial advisory and investment banking services for $5,000 per month, and for a minimum term of six months. Further, upon signing of the contract, the underwriter received fully vested warrants to acquire 100,000 shares of Common Stock at an exercise price of $11.00. The fair value of the warrants, of $577,440, will be amortized to general and administrative expenses over the life of the minimum service period.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Unaudited Consolidated Financial Statements as of March 31, 2005

Note 4 - Stockholders’ Equity (cont’d)

(c) Stock Options

During the first quarter of 2005, 75,726 of the Company’s outstanding stock options were exercised, for a total consideration of approximately $804,000. As a result, the Company issued an aggregate of 75,726 shares of its common stock.

On March 5, 2005, the Company entered into an agreement with a consulting firm for the provision of strategic planning services. In connection therewith, the Company granted 20,000 stock options of which 3,333 stock options were fully vested, with the remaining 16,667 stock options vesting in equal monthly installments over the ten month period of the agreement. As a result, the Company recorded $106,901 of marketing expenses, which represents the fair value of the vested stock options as of March 31, 2005. The fair value of the unvested portion as of March 31, 2005, amounts to approximately $183,000 and will be revalued during the subsequent reporting periods. The agreement also provides for ten monthly payments of $5,000 and may be terminated by either party upon thirty days notice. In the case of termination by the Company, the greater of (i) one-half of all options which are unvested at the end of the 30-day notice period, or (ii) 5,000 options, will vest immediately upon the end of the notice period, however, monthly payments will cease.

On March 15, 2005, the Company granted 200,000 stock options to one of its officers. The options will vest 25% upon the first anniversary date of the option grant, with the remainder vesting in equal monthly installments over the 36 months thereafter. In the event of a change of control, as defined in the officer’s employment agreement, these options will be forfeited and the officer shall receive 50,000 shares of the Company’s common stock.

All stock options that were granted in the first quarter of 2005, were granted under the Company’s 2004 Stock Option Plan.

(d) Other Comprehensive Income (Loss)

In January 2005, the Company reversed previously recorded unrealized loss on securities.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Unaudited Consolidated Financial Statements as of March 31, 2005

Note 5 - Commitments and Contingencies

(a) Future minimum lease payments under non-cancelable operating leases for office space and cars, as of March 31, 2005 are as follows:

$
Year ending December 31
2005	202,166
2006	78,578
2007	42,153
2008	773

323,670

Rental expense for operating leases for the three month ended March 31, 2005 and 2004 was approximately $60,000 and $38,000, respectively.

(b) As security for future rental commitments the Subsidiary provided a bank guarantee in the amount of approximately $113,000.

(c) All of the Subsidiary’s obligations to its bank, including the bank guarantee that such bank made to the Subsidiary’s landlord, are secured by a lien on all of the Subsidiary’s deposits at such bank. As of March 31, 2005, deposits at such bank amounted to $383,494, including a long-term deposit of $126,720.

(d) In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and investor relations arrangements. During the first quarter of 2005, the Company entered into agreements with three consulting firms for the provision of services in the areas of public relations, strategic planning and investment banking. The agreements, which are for periods between six months and one year, are for an aggregate cash amount of $210,000. In connection with the aforesaid agreements, the Company also agreed to grant warrants to acquire 100,000 shares of common stock and 20,000 stock options (see Note 4).

(e) In December 2002, the Company implemented a reorganization (the "December 2002 Reorganization") which substantially reduced the Company’s expenditures. The December 2002 Reorganization included staff reductions of fifteen persons, or approximately 52% of the Company's work force, including senior management, professional services, sales and marketing, research and development and administrative staff. The December 2002 Reorganization also included the shutdown of the Company’s California office and resulted in a loss on the disposal of fixed assets. In total, the Company incurred a loss of approximately $1,048,000 in connection with the December 2002 Reorganization, of which $780,000 related to the disposal of fixed assets, and $265,000 related to an accrual for salaries, benefits and office and equipment lease obligations that the Company recorded as of December 31, 2002. Of the amount accrued, $218,000 was paid during 2003, $22,000 was paid during 2004, $5,000 was paid during the first quarter of 2005 and $20,000, which relates to a lease obligation for equipment no longer in use, remains outstanding as of March 31, 2005.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Unaudited Consolidated Financial Statements as of March 31, 2005

Note 6 - Subsequent Events

(a)	As a part of the Warrants Agreement as discussed in Note 4, the Company had agreed to file a registration statement with the U.S. Securities and Exchange Commission (the ”SEC”) by no later than April 6, 2005, to register for resale the shares of common stock underlying the new warrants (the "Registration Statement") and to have the Registration Statement effective by no later than May 5, 2005. On April 6, the Company filed the Registration Statement with the SEC, which became effective on April 21, 2005. In the Registration Statement, the Company also registered 111,016 shares, warrants and stock options that had previously not been registered.

(b)	In April 2005, the Company entered into an operating lease for office space in New York City. The term of the lease commences on May 1, 2005 and ends on June 30, 2010. Under the terms of the lease, the Company shall have the right to cancel the lease commencing May 1, 2008, upon 90 days prior written notice to the Landlord. The monthly rental due under the lease begins at $5,500, after a two months free rent period, and steps up at various stages throughout the lease, up to $6,223. The Company will recognize the rent expense for this lease on a straight-line basis over the minimum lease term. In addition to the base rent, the Company will be responsible for certain costs and charges specified in the lease, including real estate taxes and utility charges.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Our Business Model

On January 3, 2005, the Company announced the release of Answers.com, a website that had been launched in August 2004 in beta version. The Company also released the "1-Click Answers" software, allowing users to click anywhere on the screen for instant facts about a word or phrase. 1-Click Answers allows users working in any application such as e-mail, spreadsheet, word processing, database or other program or application to “alt-click” on a word or phrase within a document, access our online library and display information about that word or phrase in a pop-up window. While Web users enjoy our integrated reference information, our Web-based product does not provide the “alt-click” command, and context analysis that we include in our software. Our revenue model for these products is based on advertising revenue. When a user searches sponsored keywords, a link to an advertiser’s Website is displayed in a premium position and identified as a sponsored result to the search. In contrast to GuruNet, the product we actively marketed prior to January 2005, we do not generate revenues from selling subscriptions to Answers.com.

Prior to January 2005, we sold subscriptions to our answer engine product, GuruNet. Prior to December 2003, we sold lifetime subscriptions to GuruNet, generally for $40.00. In December 2003, we decided to alter our pricing model and moved to an annual subscription model, generally, $30.00 per year. In conjunction with selling subscriptions, we also offered free access to dictionary, thesaurus, encyclopedia and other basic reference information through our products. Under our business model during those years, our ability to generate revenues was dependent upon our ability to increase the number of subscribers and increase the number of users who used our basic free product. Usage of our basic free product was our means of encouraging users to upgrade to our subscription product and increase our subscription revenue. Although we earned some advertising revenue in 2004, from advertising in our subscription and free products, such amounts were not significant. Our business model at the time strongly encouraged subscriptions, and thus we limited the amount of content available in our free product. This approach did not facilitate the amount of traffic we needed to earn significant amounts of revenue from advertising. Further, the aforesaid business model required us to maintain an infrastructure for billing and subscriptions, and we met resistance from customers to pay for “information freely accessible on the Internet”. A desire to gain more expansive, ubiquitous growth led to our current implementation, in January 2005, of a free-to-customer product, Answers.com and "1-Click Answers" software, containing practically all the content that we used to sell via subscriptions.

In conjunction with the release of Answers.com, GuruNet.com began functioning primarily as a corporate website. We are no longer offering new subscriptions to GuruNet or offering downloads of GuruNet software to users who do not have existing subscriptions. Notwithstanding, users who purchased GuruNet subscriptions prior to January 3, 2005, will continue to be fully supported through their subscription periods, and can access GuruNet services through GuruNet software or at GuruNet.com.

Other Recent Events

In addition to the change in our business model in the first quarter of 2005 noted above, the following events have recently transpired:

•
In February 2005 we entered into an agreement (the "Warrant Reload Agreement") with certain holders of warrants that were issued by us in 2004, in connection with a bridge financing, pursuant to which such holders exercised an aggregate of 1,871,783 Bridge Warrants. As a result, we raised approximately $12,225,000, net of costs relating to the exercise. Under the terms of the Warrant Reload Agreement, in order to provide incentive to the holders to exercise their Bridge Warrants, we issued 1,029,488 new five year warrants to purchase such number of shares of common stock (equal to 55% of the number of shares of common stock underlying their respective bridge warrants) at an exercise price of $17.27 per share.

•	On February 28, 2005, we began using Google's contextual AdSense advertising on our Answers.com information pages, as well as integrating monetized Google search into our Answers.com product.

•
In March 2005, we entered into an agreement to create a co-branded Website, which will display reference content from Answers.com and search results and contextual advertising from Accoona Corporation, owners of the Accoona Search Engine, Accoona.com. We are currently in the implementation phase of this endeavor.

•
In March 2005, we launched a beta mobile version of our product, accessible at . This new version enables users to view Answers.com's quick, concise facts on their mobile devices, including the TreoTM, the BlackBerryTM, Windows-CETM-based devices and browser-based telephones.

•
On April 29, 2005, we entered into a lease agreement to lease office space in New York City. The space will serve as our U.S. headquarters. The term of the lease shall begin on May 1, 2005 and end on June 30, 2010, however, we are entitled to cancel the lease commencing May 1, 2008. The rent during the first year of the lease, after the two-month free rent period, is approximately $66,000 per annum and will increase gradually over the term.

•
In May 2005, we entered into an agreement with Shopping.com, Inc., a subsidiary of Shopping.com Ltd. to offer Answers.com users integrated product information and price comparisons. Under the agreement, Answers.com will display content from Shopping.com as a supplement to its content library. The content will include user reviews and the ability to compare prices from multiple vendors. Shopping.com will share revenues - earned through click-throughs to vendors - with Answers.com.

•
Average daily queries for Answers.com and GuruNet, as measured by the company's internal statistical tools, grew throughout the first quarter of 2005 and in the subsequent period. Average daily queries during January, February, March and April of 2005 were approximately 220,000, 1,150,000, 1,550,000 and 1,790,000, respectively.

Revenues

Revenues in the first quarter of 2005 were $175,633 compared to $19,631 during the same period in 2004, an increase of $156,002. Revenues in the first quarter of 2005 resulted from advertising revenues of approximately $107,000, recognition of previously deferred subscription license revenue of approximately $50,000, revenue from partners with whom we market co-branded products of approximately $14,000 and other revenue of $5,000. In contrast, revenues in the first quarter of 2004 resulted from recognition of subscription license revenue of approximately $14,000, maintenance contracts on our corporate enterprise software of approximately $5,000 and advertising revenue of approximately $500.

As noted earlier, on January 3, 2005, we announced the release of Answers.com, the primary revenue model of which is advertising. In contrast, prior to January 3, 2005, our primary source of revenue was selling subscriptions to the GuruNet product, the forerunner to Answers.com. The launch of Answers.com, from a revenue perspective, was a multi-tiered process. From launch date until the middle of January, we ran public service announcements on Answers.com and did not display any advertising. In the middle of January we began using and testing various advertising network providers. We reached an important milestone on February 28, 2005, when we began using Google's contextual AdSense advertising on our Answers.com information pages, as well as integrating Google search, with paid search advertising into Answers.com. As a result of the multi-tiered launch, our January and February 2005 advertising revenues were approximately $16,000, while March 2005 advertising revenue was approximately $91,000.

Cost of Revenues

Cost of revenues in the first quarter of 2005 was $208,543 compared to $ 156,527 during the same period in 2004, an increase of $52,016 or 33%. The net increase is primarily attributable to the addition of staff that manage the production operations and web-hosting infrastructure that supports the Answers.com website, and fees we pay to Google for the web search results they provide us within the Answers.com website.

Cost of revenues is comprised of fees to third party providers of content, web search and web hosting services, and production operations and customer support salaries, benefits and overhead costs.

Gross Margin

Gross margin in the first quarter of 2005 was $(32,910) compared to $(136,896) during the same period in 2004, a decrease in the negative margin of $103,896. The decrease was due to increased revenues, offset somewhat by increased cost of revenues, as discussed above.

Research and Development Expenses

Research and development expenses in the first quarter of 2005 were $330,469 compared to $263,788 during the same period in 2004, an increase of $66,681 or 25%. The increase is due primarily to compensation-related expense increases as our research and development team grew in order to develop and test newer versions of our products, and due to raises in salaries. The salaries, benefits and overhead costs of personnel, conducting research and development of software and Internet products comprise research and development expenses.

Sales and Marketing Expenses

Sales and marketing expenses in the first quarter of 2005 were $361,460 compared to $318,929 during the same period in 2004, an increase of $42,531 or 13%. The net increase is due to a number of factors. In the first quarter of 2005, we hired a strategic consultant who has assisted us in formulating our product and marketing strategy. In connection therewith, we recorded approximately $27,000 of cash fees and expenses, and $107,000 of stock based compensation. In contrast, in the first quarter of 2004, we incurred approximately $122,000 in consulting costs relating to the redesign of our website and marketing strategy. Our public relations related costs rose by approximately $40,000, in the first quarter of 2005, as compared to the same quarter in 2004, however, advertising and promotion expenses of approximately $50,000 in the first quarter of 2005, were not significantly higher than the first quarter in 2004. The aforementioned increases were offset to a certain degree, by decreases in employee compensation, because we did not hire our chief revenue officer until the end of the first quarter of 2005. In contrast, in the first quarter of 2004, we employed a V.P. Business Development throughout the quarter.

Salaries, benefits and overhead costs of personnel, marketing consulting, public relations services and advertising costs, comprise sales and marketing expenses.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2005 were $851,615 compared to $212,407 during the same period in 2004, an increase of $639,208 or 300%. The increase is comprised of many individual line expenses, as follows.

On January 20, 2005, we entered into an agreement with an investment banking firm, which also acted as one of the underwriters of our IPO, to provide general financial advisory and investment banking services for $5,000 per month, and for a minimum term of six months. Further, upon signing of the contract, the underwriter received fully vested warrants to acquire 100,000 shares of common stock at an exercise price of $11.00. As a result of this agreement, we recorded approximately $25,000 of cash compensation and $225,000 in stock compensation, which represents the amortization of the fair value of the warrants on the date of their issuance, over the minimum term of the agreement.

In December 2004, we entered into an agreement with an investor relations firm pursuant to which they are to receive $100,000 over a one-year period for providing us with investor relations services. Additionally, pursuant to the agreement, in March 2005, we issued 7,800 shares of common stock to such firm. As a result of this agreement, we recorded approximately $24,000 of cash compensation and $44,000 in stock-based compensation, which represents the amortization of the fair value of the stock on the date of their issuance, over the expected life of the agreement, through December 2005.

The remaining increase stems primarily from increases in legal and accounting costs of approximately $185,000; increases in the number of personnel, and salaries of personnel, which resulted in an increase, in aggregate, of approximately $40,000; increases in director fees and expenses of approximately $40,000; and increases in our insurance costs of approximately $30,000. The increases in the line expenses that comprise General and Administrative Expenses, including those mentioned previously, are mostly related, directly or indirectly, to the increased costs associated with being a public company.

General and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance, fees for professional services, including investment relations, consulting, legal, and accounting fees, travel costs, investment banking fees, and other general corporate expenses. Expenses include cash-based payments and non-cash stock-based compensation. Overhead costs are comprised primarily by rent, utilities and depreciation.

Interest Income (Expense), Net

Interest income (expense), net in the first quarter of 2005 was $85,907, compared to ($737,034) during the same period in 2004, representing a net increase in interest income (decrease of expense) of $822,941. Interest income, net, in 2005 is comprised primarily of interest income earned from cash and cash equivalents and investment securities. Interest expense, net, in the first quarter of 2004 is comprised primarily of $675,000 of amortization of note discounts and deferred charges relating to convertible promissory notes, which were issued in January and February of 2004. The remainder consisted of 8% interest on the face of the those notes, approximating $65,000, less interest income of approximately $3,000

Other Income, Net

Other income, net, in the first quarter of 2005 was $282 as compared to $4,322 during the same period in 2004, a decrease of $4,040. During the first quarter of 2005, other income is comprised primarily of foreign currency exchange net gains. Other income in the first quarter of 2004 was comprised of foreign exchange gains of approximately $7,000, net of approximately $3,000 relating to the write-off of withholding taxes that we did not expect to realize.

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

We had net operating loss carryforwards for federal and state income tax purposes of approximately $37 million at March 31, 2005 and $27.5 million at March 31, 2004. The federal net operating losses will expire if not utilized on various dates from 2019 through 2025. The state net operating losses will expire if not utilized on various dates from 2009 through 2013. Our Israeli subsidiary has capital loss carryforwards of approximately $604,000 that can be applied to future capital gains for an unlimited period of time under current tax rules.

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

As of March 31, 2005, we accrued approximately $87,000, net, to reflect the estimated taxes that our subsidiary would have to pay if it distributed its accumulated earnings to us. Should the subsidiary derive income from sources other than the approved enterprise during the relevant period of benefits, this income will be taxable at the tax rate in effect at that time (currently 34%, gradually being reduced to 30% in 2005-2008). Through March 31, 2005, our Israeli subsidiary received tax benefits of approximately $730,000.

Net Loss

Our net loss decreased to $1,504,924 in the first quarter of 2005 from $1,692,712 in the same period in 2004, a decrease of $187,788, or 11%, as a result of the changes in our revenues, cost of sales and expenses as described above.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2004, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Revenue Recognition

In 2003, we sold lifetime subscriptions to our consumer product and did not recognize revenue from those sales since the obligation to continue serving such content had no defined termination date and adequate history to estimate the life of the customer relationship was not available. Cash received from such lifetime licenses is reflected as long-term deferred revenues on the accompanying balance sheets. Beginning December 2003 and throughout 2004, we generally, sold consumers one-year subscriptions to GuruNet. We recognize the amounts we received from those subscriptions over the life of the related subscription. Beginning April 2004, certain users who purchased lifetime subscriptions in 2003 exchanged their lifetime subscriptions for free two-year subscriptions to a newer, enhanced version of the GuruNet product. The cash previously received from such users is being recognized as revenues over the new two-year subscription. Beginning January 2005, we no longer offer subscriptions to our consumer products and/or websites. Rather, our consumer business model is now an advertising-only model. Notwithstanding, we have not terminated fixed-term and lifetime subscriptions to GuruNet that we previously sold. This means that those users will continue to receive content and will not have to upgrade their software. The software they downloaded in conjunction with their subscription will be supported. Our accounting treatment relating to those subscriptions has not changed, since we continue to honor those subscriptions.

Accounting for Stock-based Compensation

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”), which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation” ("SFAS 123"), to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock-based compensation for employees under APB 25, and elect the disclosure-only alternative under SFAS 123, providing the enhanced disclosures as required by SFAS 148.

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

The fair value of stock warrants and stock options granted to non-employees are measured throughout the vesting period as they are earned, at which time we recognize a charge to stock-based compensation. The fair value is determined using the Black-Scholes option-pricing model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and an estimate of the life of the warrant or option. As discussed above, the market value of the underlying stock was based on assumptions of matters that are inherently highly uncertain and subjective. Since, prior to our IPO there had been no public market for our stock, our assumptions about stock price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our stock price volatility following the offering. If we had made different assumptions about the fair value of our stock or stock price volatility, or our estimate of the time stock warrants and stock options will be outstanding before they are ultimately exercised, the related stock based compensation expense, our net loss and our net loss per share amounts could have been significantly different.

For example, in the first quarter of 2005, we estimated that the fair value of 100,000 common stock warrants that our investment banker received in connection with an agreement pursuant to which it provides us with general financial advisory and investment banking services, to be $577,000. Such amount is being amortized over the minimum life of the agreement, which is six months. One of the assumptions driving the fair value of the warrants was the estimate of the date the warrants will be exercised. As required, we assumed the warrants will be exercised on the last day before they expire, which is five years after the date the warrants were issued. If, for example, we had assumed that the warrants would be exercised one year after their issuance, their value, and the charge, would have been approximately $146,000, rather than $577,000.

We are required in the preparation of the disclosures required under SFAS 148 to make certain estimates when ascribing a value to employee stock options granted during the year. These estimates include, but are not limited to, an estimate of the average time option grants will be outstanding before they are ultimately exercised and converted into common stock. These estimates are integral to the valuing of these option grants. Any changes in these estimates may have a material effect on the value ascribed to these option grants. This would in turn affect the amortization used in the disclosures we make under SFAS 148, which could be material. For disclosure purposes only, the fair value of options granted in the past to employees was estimated on the date of grant using the minimum-value method with the following weighted average assumptions: no dividend yield; risk-free interest rates of 2.18% to 6.59%; and an expected life of three to five years. The fair value of options granted to employees subsequent to May 12, 2004, the date of our first filing with the U.S. Securities and Exchange Commission in connection with our IPO is measured, for disclosure purposes only, according to the Black-Scholes option-pricing model, with the following weighted average assumptions: no dividend yield; risk-free interest rates of 3.29% to 4.18%; volatility between 53.66% and 66.76%, and an expected life of four years. If we had made different assumptions than those noted above, the related disclosures under SFAS 148 could have been significantly different.

Finally, the FASB recently enacted Statement of Financial Accounting Standards 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces SFAS 123. The impact of SFAS 123R on future periods is discussed in the section of this Management’s Discussion & Analysis titled “Recent Accounting Pronouncements”.

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

Foreign Currency Translation

Beginning February 2004, our Israeli subsidiary began paying substantially all of its salaries linked to the U.S. dollar(“USD”), rather than the New Israeli Shekel (“NIS”). Based on this change, and in conjunction with all other relevant factors, our management has determined that the subsidiary’s functional currency, beginning the first quarter of 2004, is the USD. SFAS 52, “Foreign Currency Translation”, Appendix A, paragraph 42, cites economic factors that, among others, should be considered when determining functional currency. We determined that the cash flow, sales price and expense factors for our subsidiary, which prior to 2004 all indicated functional currency in foreign currency, have changed in 2004 to indicate the functional currency is the USD.

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

Had we determined that our subsidiary’s functional currency was different than what was actually used, we believe that the effect of such determination would not have had a material impact on our financial statements.

Recently Issued Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB issued FSP 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1, ’The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’,” delaying the effective date for the recognition and measurement guidance of EITF 03-1, as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements in other accounting literature. We do not expect the adoption of EITF 03-1 to have a material effect on our financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment to APB No. 29". This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Adoption of this statement is not expected to have a material impact on our results of operations and financial condition.

In December 2004, the FASB issued SFAS 123R, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for us for reporting periods beginning after December 15, 2005. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 3 in our Notes to the unaudited Consolidated Financial Statements for the pro forma net loss and net loss per share amounts, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined the method of adoption and whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and the impact their adoption will have on our consolidated statements of operations and net income (loss) per share.

Liquidity and Capital Resources

General

From our inception through March 31, 2005, our operations have been funded almost entirely through the proceeds we received from issuance of four series of convertible preferred stock between 1999 and the end of 2001, convertible promissory notes in the first quarter of 2004 and our IPO in last quarter of 2004. The amounts raised were used primarily to fund research and development, sales and marketing, business development and general and administrative costs.

In February 2005 the Company entered into an agreement with certain holders of warrants that were issued by the Company in 2004 in connection with a bridge financing, pursuant to which such holders exercised an aggregate of 1,871,783 Bridge Warrants. As a result, the Company raised approximately $12,225,000, net of costs relating to the exercise. Further, in 2005, to date, we raised additional amounts, in excess of $1 million, from other exercises of options and warrants.

As of March 31, 2005, we had $21,947,010 of assets consisting of $3,050,760 in cash and cash equivalents, $16,850,000 in investment securities, $791,759 in other current assets and the remaining balance in property and equipment and other long-term assets. Total liabilities as of March 31, 2005, reflect current liabilities of $1,153,545, consisting primary of accounts payable and accrued expenses and compensation, and long-term liabilities of $1,103,694, which are comprised primarily of liabilities in respect of employee severance obligations and deferred revenues, long-term.

Cash flows for the three months ended March 31, 2005 and 2004 were as follows:

	March 31, 2005	March 31, 2004

Net cash used in operating activities	$(964,401)	$(806,551)

Net cash used in investing activities	$(11,075,138)	$(79,521)

Net cash provided by financing activities	$13,524,962	$3,987,758

Despite a net loss of $1,504,924 in the first quarter of 2005, our net cash used in operations was $964,401. The primary reasons for the large difference is that $386,000 of our operating expenses were the result of non-cash, stock-based compensation, and various changes in our operating assets and liabilities. In the first quarter of 2004, despite a net loss of $1,692,712, our net cash used in operations was $806,551. This was due to many factors, the most significant of which is non-cash, amortization of promissory note discounts, of $547,502.

Cash used in investing activities of $11,075,138, in the first quarter of 2005 is attributable primarily to purchases of investment securities of $13,250,000, less the proceeds, of $2,250,000, from the sale of investment securities. Investment securities consist of investments in auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods of 28 days, classified as available-for-sale securities and stated at fair value. Cash used in investing activities of $79,521 in the first quarter of 2004 is mainly due to the purchase of the Answers.com domain name for $80,200.

Cash flow from financing activities during the first quarter of 2005 was comprised of the net proceeds, of approximately $12,225,000 from the exercise of warrants via the Warrant Reload Agreement, with the remainder resulting from other exercises of stock warrants and stock options. Cash flow from financing activities during the first quarter of 2004 was comprised primarily of the net proceeds relating to the $5.0 million of bridge notes issued in January and February 2004.

Current and Future Financing Needs

We have incurred negative cash flow from operations since our inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy. We raised approximately $10,786,000, net of underwriting fees and offering expenses, through our IPO and the exercise of the over-allotment option in the last quarter of 2004. After repaying the portion of the bridge notes that did not convert to common shares, of $3,160,000, approximately $7.6 million remained. In February 2005 we entered into the Warrant Reload Agreement with certain holders of warrants that were issued by us in 2004 in connection with the bridge financing, pursuant to which such holders exercised an aggregate of 1,871,783 Bridge Warrants. As a result, we raised approximately $12,225,000, net of costs relating to the exercise. Further, in the first quarter of 2005, we raised additional amounts, in excess of $1 million, from other exercises of options and warrants. Based on our current plans, we believe that the net proceeds of the aforementioned IPO and the exercise of the over-allotment option, and of the Warrant Reload Agreement, will be sufficient to enable us to meet our planned operating needs for the next twelve months and to fund possible future acquisitions. Notwithstanding, we may decide to raise funds in the future, via public or private sales of our shares or debt and/or other sources, to finance acquisitions and growth.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluations as of the end of the period covered in this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15(d)-15(e)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended March 31, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings. However, from time to time we may be subject to legal proceedings and claims in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES

Not applicable

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

GURUNET CORPORATION

Date: May 11, 2005	/s/ Robert S. Rosenschein
Robert S. Rosenschein
Chief Executive Officer
(Principal Executive Officer)

/s/ Steven Steinberg
Steven Steinberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

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