Form 10QSB
period 2005-06-30
GuruNet CORP
filed 2005-08-04
CIK 1283073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-32255

GURUNET CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	98-0202855
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

Jerusalem Technology Park
Building 98
Jerusalem 91481 Israel

(ADDRESS INCLUDING ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

+972-2-649-5000

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by an (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ]     NO [X]

Indicate by an (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]      NO [X]

As of July 28, 2005, the registrant had outstanding 7,031,127 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Interim Consolidated Balance Sheet as of June 30, 2005 and Balance Sheet as of December 31, 2004	2
Interim Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004 and for the cumulative period from December 22, 1998 (inception) through June 30, 2005	4
Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004 and for the cumulative period from December 22, 1998 (inception) through June 30, 2005	5
Notes to the Interim Consolidated Financial Statements	7
Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation	14
Item 3. Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 2. Changes in Securities	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits	24
SIGNATURES	25

Cautionary Note regarding Forward-Looking Statements

      In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,”“expect,”“will,”“anticipate,”“intend,”“estimate,”“project,”“assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference are described in our most recent registration statement on Form SB-2 under the captions “Competition,”“Proprietary Rights” and “Risk Factors,” all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

i

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Interim Consolidated Financial Statements as of June 30, 2005

Contents

Page

Interim Consolidated Balance Sheet as of June 30, 2005 and Balance Sheet as of December 31, 2004	2

Interim Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004,
and for the cumulative period from December 22, 1998 (inception) through June 30, 2005	4

Interim Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004,
and for the cumulative period from December 22, 1998 (inception) through June 30, 2005	5

Notes to the Interim Consolidated Financial Statements	7

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Interim Consolidated Balance Sheets

	June 30 2005	December 31 2004
	$	$
	(Unaudited)	(Audited)

Assets

Current assets:
Cash and cash equivalents	2,630,378	1,565,415
Investment securities	16,800,000	5,850,000
Receivables	197,268	18,145
Prepaid expenses	387,342	259,674

Total current assets	20,014,988	7,693,234

Long-term deposits (restricted)	180,519	167,304

Deposits in respect of employee severance obligations	490,860	462,735

Property and equipment, net	366,468	305,804

Other assets:
Intangible assets, net	96,675	111,289
Prepaid expenses, long-term	111,535	147,000
Deferred tax asset, long-term	19,709	19,817

Total other assets	227,919	278,106

Total assets	21,280,754	8,907,183

See accompanying notes to the interim consolidated financial statements.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Interim Consolidated Balance Sheets (cont’d)

	June 30 2005	December 31 2004
	$	$
	(Unaudited)	(Audited)

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	347,949	172,029
Accrued expenses	471,785	422,465
Accrued compensation and benefits	671,154	259,872
Deferred revenues, short-term	75,909	150,147
Total current liabilities	1,566,797	1,004,513

Long-term liabilities:
Liability in respect of employee severance obligations	577,155	531,224
Deferred tax liability, long-term	97,357	94,965
Deferred revenues, long-term	430,783	452,359
Total long-term liabilities	1,105,295	1,078,548

Commitments and contingencies

Stockholders' equity:
Preferred stock: $0.01 par value; 1,000,000 shares authorized and 0 shares issued as of June 30, 2005 and December 31, 2004
Common stock; $0.001 par value; 30,000,000 shares authorized as of June 30, 2005 and December 31, 2004; 7,027,171 and 4,920,551 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	7,028	4,921
Additional paid-in capital	62,369,098	47,488,072
Deferred compensation	(37,019)	(45,146)
Accumulated other comprehensive loss	(27,418)	(27,608)
Deficit accumulated during development stage	(43,703,027)	(40,596,117)

Total stockholders' equity	18,608,662	6,824,122

Total liabilities and stockholders' equity	21,280,754	8,907,183

See accompanying notes to the interim consolidated financial statements.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Interim Consolidated Statements of Operations

	Three months ended June 30		Six months ended June 30		Cumulative from December 22, 1998 (inception) through
	2005	2004	2005	2004	June 30, 2005
	$	$	$	$	$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	424,552	44,244	600,185	63,875	2,021,982

Costs and expenses (1):
Cost of revenue	231,416	119,231	439,959	275,758	3,991,727
Research and development	397,853	254,685	728,322	518,473	19,307,432
Sales and marketing	450,970	221,556	812,430	540,485	10,393,472
General and administrative	1,078,960	202,123	1,930,575	414,530	9,445,360
Loss in connection with shut-down of operations	-	-	-	-	1,048,446

Total costs and expenses	2,159,199	797,595	3,911,286	1,749,246	44,186,437

Operating loss	(1,734,647)	(753,351)	(3,311,101)	(1,685,371)	(42,164,455)

Interest income (expense), net	144,687	(1,113,418)	230,594	(1,850,452)	(2,344,271)
Gain on extinguishment of debt	-	-	-	-	1,493,445
Other income (expense), net	(21,010)	(8,347)	(20,728)	(4,025)	(606,923)

Loss before income taxes	(1,610,970)	(1,875,116)	(3,101,235)	(3,539,848)	(43,622,204)

Income tax benefits (expenses)	8,984	967	(5,675)	(27,013)	(80,823)

Net loss	(1,601,986)	(1,874,149)	(3,106,910)	(3,566,861)	(43,703,027)

Basic and diluted net loss per common share	(0.23)	(1.08)	(0.48)	(2.38)	(26.18)

Weighted average shares used in computing basic and diluted net loss per common share	6,986,768	1,727,373	6,512,508	1,498,698	1,669,260

(1) Includes stock based compensation and costs as follows:

Research and development	29,319	944	30,263	1,888
Sales and marketing	106,701	5,236	213,956	10,472
General and administrative	408,208	9,920	685,574	21,442

	544,228	16,100	929,793	33,802

See accompanying notes to the interim consolidated financial statements.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)
Interim Consolidated Statements of Cash Flows

	Six months ended June 30		Cumulative from December 22, 1998 (inception) through June 30
	2005	2004	2005
	$	$	$
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	(3,106,910)	(3,566,861)	(43,703,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,941	69,028	2,326,996
Loss on sale and write off of property and equipment in connection with shut-down of operations	-	-	780,475
Other loss on sale and write off of property and equipment	-	-	549,802
Settlement of obligations for other than cash	-	-	225,589
Increase in liability in respect of employee severance obligations, net	17,806	3,603	86,295
Deferred income taxes, net	2,500	27,013	77,648
Stock issued for domain name	-	-	1,500
Issuance of common stock, stock options and warrants to non-employees for services rendered	809,248	16,570	1,031,852
Revaluation of options issued to non-employees for services rendered	-	-	(42,789)
Amortization of deferred compensation	121,205	17,561	236,414
Accrued interest on promissory notes	-	168,276	-
Amortization of deferred charges relating to convertible promissory notes	-	317,395	889,983
Amortization of discounts on promissory notes	-	1,368,755	1,577,373
Exchange rate differences	12,385	(1,975)	24,131
Changes in operating assets and liabilities:
Increase in accounts receivable and other current assets	(174,265)	(192,347)	(450,528)
Decrease (increase) in long-term prepaid expenses	35,465	-	(111,535)
Increase in accounts payable	175,920	59,310	347,949
(Decrease) increase in accrued expenses and other current liabilities	460,602	(18,926)	1,154,623
(Decrease) increase in short-term deferred revenues	(95,814)	72,030	75,909
(Decrease) increase in long-term deferred revenues	-	(36,873)	430,783
Net cash used in operating activities	(1,626,917)	(1,697,441)	(34,490,557)

Cash flows from investing activities:
Capital expenditures	(160,991)	(39,191)	(4,273,892)
Proceeds from sale of property and equipment	-	-	54,415
Purchase of intangible assets	-	(80,200)	(119,936)
Decrease (increase) in long-term deposits	(13,215)	8,381	(173,652)
Purchases of investment securities	(16,150,000)	-	(22,000,000)
Proceeds from sales of investment securities	5,200,000	-	5,200,000
Other	190	(10,000)	-
Net cash used in investing activities	(11,124,016)	(121,010)	(21,313,065)

Cash flows from financing activities:
Repayment of loan	-	-	(20,000)
Proceeds from loan	-	-	6,500
Proceeds from issuance of convertible preferred stock, net of $130,697 issuance costs	-	-	32,669,303
Proceeds from issuance of common stock, net of issuance costs	-	(632,970)	10,843,790
Proceeds from issuance of promissory notes, net of $521,511 issuance costs	-	4,278,489	4,323,373
Repayment of convertible promissory notes	-	-	(3,160,000)
Exercise of common stock options and warrants, net of $338,162 issuance costs	13,828,281	-	13,829,281
Net cash provided by financing activities	13,828,281	3,645,519	58,492,247

Effect of exchange rate changes on cash and cash equivalents	(12,385)	1,975	(58,247)
Net increase in cash and cash equivalents	1,064,963	1,829,043	2,630,378

Cash and cash equivalents at beginning of period	1,565,415	123,752	-

Cash and cash equivalents at end of period	2,630,378	1,952,795	2,630,378

See accompanying notes to the interim consolidated financial statements.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)
Interim Consolidated Statements of Cash Flows (cont’d)

Six months ended June 30		Cumulative from December 22, 1998 (inception) through
2005	2004	June 30 2005
$	$	$
(Unaudited)	(Unaudited)	(Unaudited)
Supplemental disclosures of cash flow information:
Income taxes paid	3,175	39,127	94,766

Non-cash investing and financing activities:
Stock issued for domain name	-	-	1,500
Issuance of common stock in lieu of loan repayments	-	-	6,500
Common stock issued in exchange for notes receivable	-	-	1,842,900
Repurchase of stockholders’ common stock and cancellation of notes receivable	-	-	(1,842,900)
Amortization of deferred charges relating to warrants	-	147,080	147,080
Discount on convertible promissory notes	-	-	1,577.373
Conversion of convertible promissory notes into common stock	-	13,720	1,840,000
Issuance costs related to the converted promissory notes	-	232,202	134,255

See accompanying notes to the interim consolidated financial statements.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements as of June 30, 2005

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

Prior to 2003, the Company focused primarily on enterprise systems for corporate customers and large organizations. Beginning in 2003, the Company’s primary product has been its consumer product, which, in 2003 and 2004, was sold to subscribers who paid the Company on a lifetime or annual basis. In January 2005, the Company introduced a free-to-customer product, Answers.com, containing practically all the content that it used to sell via subscriptions and ceased selling subscriptions to individual consumers. The Company generates advertising revenue from Answers.com. Notwithstanding, customers who purchased subscriptions prior to January 2005, will continue to be fully supported through the subscription periods.

As the Company has not yet earned significant revenue from its operations, it considers itself a development stage enterprise, as defined under Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”.

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period

Note 2 - Revenue Recognition

The Company generates advertising revenues, mostly, through pay-per-click keyword advertising. When a user searches sponsored keywords, an advertiser’s Website is displayed in a premium position and identified as a sponsored result to the search. Generally, the Company does not contract directly with advertisers, but rather, obtains those advertisers through the efforts of a third party that locates advertisers seeking to display sponsored links in our product. The third party is obligated to pay the Company a portion of the revenue it receives from advertisers, as compensation for the Company’s sale of promotional space on its Internet properties. Amounts received from such third parties are reflected as revenue on the accompanying statement of operations in the period in which such advertising services were provided.

The Company continues to recognize revenues generated from subscriptions that were sold in prior years since such subscribers will continue to be fully supported through their subscription periods (see Note 1).

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements as of June 30, 2005

Note 3 - Accounting for Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation”(SFAS No. 123), the Company utilizes the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations, to account for stock option plans for employees and directors. Compensation cost for stock options, if any, would be measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee or director must pay to acquire the stock.

The fair value of options and warrants granted to non-employees, are measured according to the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; risk-free interest rates of 1.69% to 4.48%; volatility between 46.54% and 74.75%; and an expected life of between one and ten years.

The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123”, for awards to its directors and employees. For disclosure purposes only, the fair value of options granted to employees and directors prior to May 12, 2004, the date of the Company’s first filing with the U.S. Securities and Exchange Commission (the “SEC”), in connection with its initial public offering (the “IPO”), was estimated on the date of grant using the minimum-value method with the following weighted average assumptions: no dividend yield; risk-free interest rates of 2.18% to 6.59%; and an expected life of three to five years. The fair value of options granted to employees and directors subsequent to May 12, 2004, are measured, for disclosure purposes only, according to the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; risk-free interest rates of 3.19% to 4.18%; volatility between 38.62% and 66.76%; and the expected life of the option, generally four years.

The following illustrates the effect on net loss and net loss per share if the Company had applied the fair value methods of SFAS No. 123 for accounting purposes:

	Three months ended June 30		Six months ended June 30		Cumulative from inception through June 30,
	2005	2004	2005	2004	2005
	$	$	$	$	$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net loss, as reported	(1,601,986)	(1,874,149)	(3,106,910)	(3,566,861)	(43,703,027)
Add:
Stock-based compensation expense to employees and directors included in reported net loss, net of related tax effects	111,287	8,781	121,205	17,561	161,964
Deduct:
Stock-based compensation expense to employees and directors determined under fair value based method for all awards, net of related tax effects	(262,131)	(10,661)	(335,017)	(23,516)	(560,734)

Pro-forma net loss	(1,752,830)	(1,876,029)	(3,320,722)	(3,572,816)	(44,101,797)

Net loss per common share, basic and diluted:
As reported	(0.23)	(1.08)	(0.48)	(2.38)	(26.18)
Pro-forma	(0.25)	(1.09)	(0.51)	(2.38)	(26.42)

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements as of June 30, 2005

Note 3 - Accounting for Stock-Based Compensation (cont’d)

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R). This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”, and it establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement eliminates the option to use APB 25’s intrinsic value method of accounting that was provided in SFAS No. 123 as originally issued and it instead requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Pursuant to SFAS No. 123R, the Company will apply its provisions beginning the first quarter of 2006. SFAS 123R provides two alternative adoption methods. The first method is a modified prospective method whereby a company would recognize share-based employee costs from the beginning of the fiscal period in which the recognition provisions are first applied as if the fair-value-based accounting method had been used to account for all employee awards granted, modified, or settled after the effective date and to any awards that were not fully vested as of the effective date. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS 123R would be based on the same estimate of the grant-date fair value and the same attribution method used previously under SFAS No. 123. The second adoption method is a modified retrospective transition method whereby a company would recognize employee compensation cost for periods presented prior to the adoption of SFAS 123R in accordance with the original provisions of SFAS 123; that is, an entity would recognize employee compensation costs in the amounts previously reported in the pro forma disclosures provided in accordance with SFAS 123. A company would not be permitted to make any changes to those amounts upon adoption of SFAS 123R unless those changes represent a correction of an error. The Company is currently considering which of the two methods it will adopt, and the effect that the adoption of SFAS 123R will have on its financial statements.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements as of June 30, 2005

Note 4 - Stockholders’ Equity

(a)    Common Stock

On March 13, 2005, the Company issued 7,800 shares of common stock to an investor relations firm, pursuant to a one-year agreement that began on December 13, 2004. The fair value of the shares, of $151,086, is being amortized to general and administrative expenses over the life of the service period.

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

Additionally, on February 4, 2005 the Company entered into an agreement (the "Warrants Agreement"), with certain holders of Bridge Warrants, pursuant to which such holders exercised an aggregate of 1,871,783 Bridge Warrants at the stated exercise price thereof. As a result, the Company issued an aggregate of 1,871,783 shares of its common stock, for aggregate gross consideration of $12,559,700. Under the terms of the Warrants Agreement, in order to provide incentive to the warrant holders to exercise their Bridge Warrants, for every share of common stock purchased by the holders through the exercise of Bridge Warrants, the Company issued to the warrant holders new warrants, dated February 4, 2005, to purchase such number of shares of common stock equal to 55% of the number of shares of common stock underlying their respective Bridge Warrants (the "New Warrants"). As a result, the Company issued 1,029,488 of New Warrants at an exercise price of $17.27 per share. The New Warrants are immediately exercisable and expire on February 4, 2010. On April 6, 2005, and as a part of the Warrants Agreement, the Company filed a Registration Statement, to register for resale the shares of common stock underlying the new warrants (the "Registration Statement") with the SEC. The Registration Statement became effective on April 21, 2005. In the Registration Statement, the Company also registered 111,016 shares, warrants and stock options that had previously not been registered.

On January 20, 2005, the Company entered into an agreement with an investment banking firm, which was also one of the underwriters of the Company’s IPO, to provide general financial advisory and investment banking services for $5,000 per month, and for a minimum service period of six months. Further, upon signing of the contract, the underwriter received fully vested warrants to acquire 100,000 shares of Common Stock at an exercise price of $11.00. The fair value of the warrants, of $577,440, is being amortized to general and administrative expenses over the life of the minimum service period.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements as of June 30, 2005

Note 4 - Stockholders’ Equity (cont’d)

(c)    Stock Options

During the first quarter of 2005, 75,726 of the Company’s outstanding stock options were exercised, for total consideration of approximately $804,000. As a result, the Company issued an aggregate of 75,726 shares of its common stock.

During the second quarter of 2005, 81,879 of the Company’s outstanding stock options were exercised, for total consideration of approximately $303,000. As a result, the Company issued an aggregate of 81,879 shares of its common stock.

During the three months and six months ended June 30, 2005, a strategic consultant of the Company earned 9,445 and 15,556 stock options, respectively, for services he rendered to the Company. In connection therewith, the Company recorded $106,347 and $213,248 of stock based compensation for the three months and six months ended on June 30, 2005, respectively. On June 5, 2005, the agreement under which these options were granted, was terminated.

On March 15, 2005, the Company granted 200,000 stock options to one of its officers. The options will vest 25% upon the first anniversary date of the option grant, with the remainder vesting in equal monthly installments over the 36 months thereafter. In the event of a change of control, as defined in the officer’s employment agreement, these options may be forfeited by the officer in exchange for 50,000 shares of the Company’s common stock.

On May 10, 2005, the Company accelerated the vesting of 7,100 stock options that were granted to a director, in connection with his resignation from the Company’s board of directors. As a result, the Company recorded approximately $85,000 of stock based compensation, based on the intrinsic value of the options on the date they were accelerated.

All stock options that were granted in the first two quarters of 2005, were granted under the Company’s 2004 Stock Plan.

(d)    Other Comprehensive Income (Loss)

In January 2005, the Company reversed previously recorded unrealized loss on securities.

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements as of June 30, 2005

Note 5 - Commitments and Contingencies

(a)	Future minimum lease payments under non-cancelable operating leases for office space and cars, as of June 30, 2005 are as follows:

Year ending December 31	$

2005	148,842
2006	143,379
2007	106,211
2008	85,446
2009	82,212
2010	41,400

607,490

Rental expense under operating leases for the six months ended June 30, 2005 and 2004 was approximately $123,000 and $108,000, respectively. See Note 6 regarding commitments entered into subsequent to the balance sheet date.

(b)
In April 2005, the Company entered into an operating lease for office space in New York City. The lease commenced on May 1, 2005 and ends on June 30, 2010. Under the terms of the lease, the Company shall have the right to cancel the lease commencing May 1, 2008, upon 90 days prior written notice to the Landlord. The monthly rental due under the lease begins at $5,500, with a two-month free period, and steps up at various stages throughout the lease, up to $6,223. The Company will recognize the rent expense for this lease on a straight-line basis over the minimum lease term. In addition to the base rent, the Company will be responsible for certain costs and charges specified in the lease, including real estate taxes and utility charges.

(c)	As security for future rental commitments the Subsidiary provided a bank guarantee in the amount of approximately $115,000.

(d)
All of the Subsidiary’s obligations to its bank, including the bank guarantee that such bank made to the Subsidiary’s landlord, are secured by a lien on all of the Subsidiary’s deposits at such bank. As of June 30, 2005, deposits at such bank amounted to $824,209, including a long-term deposit of $115,156.

(e)
In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and investor relations arrangements. During the six months ended June 30, 2005, the Company entered into agreements with three consulting firms for the provision of services in the areas of public relations, strategic planning and investment banking. The agreements, which are for periods between six months and one year, are for an aggregate cash amount of $210,000. In connection with the aforesaid agreements, the Company also granted warrants to acquire 100,000 shares of Common Stock and 15,556 stock options (see Note 4).

GuruNet Corporation (Formerly Atomica Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements as of June 30, 2005

Note 5 - Commitments and Contingencies (cont’d)

(f)
In December 2002, the Company implemented a reorganization (the "December 2002 Reorganization") which substantially reduced the Company’s expenditures. The December 2002 Reorganization included staff reductions of fifteen persons, or approximately 52% of the Company's work force, including senior management, professional services, sales and marketing, research and development and administrative staff. The December 2002 Reorganization also included the shutdown of the Company’s California office and resulted in a loss on the disposal of fixed assets. In total, the Company incurred a loss of approximately $1,048,000 in connection with the December 2002 Reorganization, of which $780,000 related to the disposal of fixed assets, and $265,000 related to an accrual for salaries, benefits and office and equipment lease obligations that the Company recorded as of December 31, 2002. Of the amount accrued, $218,000 was paid during 2003, $22,000 was paid during 2004, $8,000 was paid during the first half of 2005 and $17,000, which relates to a lease obligation for equipment no longer in use, was outstanding as of June 30, 2005.

Note 6 - Subsequent Events

(a)
In July, 2005, following the earlier adoption by the Company’s board of directors, the Company’s stockholders approved the 2005 Incentive Compensation Plan (the “2005 Compensation Plan”), under which the Company may grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards to officers, directors, employees, consultants and other persons who provide services to the Company. The total number of Company shares of common stock reserved and available for grant under the 2005 Plan was set at 850,000.

(b)
In July 2005, each non-employee director of the Company was granted a stock option, under the Company’s 2004 Stock Plan, to acquire up to 7,175 shares of the Company’s Common Stock. The options vest 25% upon the first anniversary date of the option grant, and the remainder vest in equal monthly installments over the 36 months thereafter. All options have a maximum term of 10 years measured from the date of grant, subject to earlier termination, if the director’s service with the Company is terminated.

(c)
In July 2005, the Subsidiary entered into a supplemental agreement to its operating lease (the “Supplement”) in connection with its relocation to new office space. The term of the original lease was extended by 55 additional months beyond its original date of expiration, December 31, 2005. According to the Supplement, the Subsidiary will occupy the new office space commencing September 15, 2005, through July 31, 2010. The monthly rental due under the lease will be 50,802 New Israeli Shekels (“NIS”) ($11,185 based on the exchange rate on July 15, 2005) for the first year, and NIS 69,483 ($15,298 based on the exchange rate on July 15, 2005) for the remaining four years. The Company will recognize the rent expense for this lease on a straight-line basis over the minimum lease term. The rent payments will be linked to the Israeli Consumer Price Index. In addition to the base rent, the Company will be responsible for certain costs and charges specified in the lease, including maintenance and utility charges.

(d)
On July 19, 2005, the Company announced that its application for listing its common stock on NASDAQ's National Market System was approved. The Company further announced its intention to change its corporate name to Answers Corporation, subject to stockholder approval. On August 2, 2005, the Company's common stock began trading on NASDAQ under the symbol ANSW.

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

General

We are the creators of the Answers.com answer-based search engine. We possess technology that helps integrate and retrieve online information from disparate sources and delivers the result in a single consolidated browser view. We seek to differentiate ourselves by providing our users with relevant reference information that enhances results achieved through traditional search engines. Most search engines respond to an Internet user’s query with a long list of links to more Websites that in some way relate to the query term. Our answer engine automatically delivers snapshot, multi-faceted definitions and explanations from attributable reference sources about numerous topics in our database, without requiring the user to navigate a list of hyperlinks sequentially.

We devoted the first two quarters of 2005 to launching our Answers.com service. It differed from the previous GuruNet service in five primary ways:

▪	Product branding: Answers.com, instead of GuruNet.
▪	Business model: free ad-supported, instead of subscription-based
▪	Relative emphasis on the Website version, not the downloadable 1-click software version
▪	Look and feel: use of a single page format, instead of the previous tabbed interface
▪	Expanded content, including, Wikipedia, an open-source encyclopedia

A more detailed discussion regarding the impact of the launch of Answers.com service on our business model follows.

Our Business Model

On January 3, 2005, we announced the release of Answers.com, a website that had been launched in August 2004 in beta version. We also released "1-Click Answers" software - allowing users to click anywhere on the screen for instant facts about a word or phrase. 1-Click Answers allows users working in any application such as e-mail, spreadsheet, word processing, database or other program to click on a word or phrase within a document and access our online library and display information about that word or phrase in a pop-up window. While Web users enjoy our integrated reference information, our basic Web site does not provide the “1-Click” functionality and context analysis that we include in our "1-Click Answers" software version. Our revenue model for Answers.com and 1-Click Answers is based primarily on advertising revenue. When a user searches sponsored keywords, a link to an advertiser’s Website is displayed. In contrast to GuruNet, the product we actively marketed prior to January 2005, we do not generate revenues from selling subscriptions to Answers.com.

Prior to January 2005, we sold subscriptions to our answer engine product, GuruNet. Prior to December 2003, we sold lifetime subscriptions to GuruNet, generally for $40.00. In December 2003, we decided to alter our pricing model and moved to an annual subscription model, generally, $30.00 per year. In conjunction with selling subscriptions, we also offered free access to dictionary, thesaurus, encyclopedia and other basic reference information through our products. Under our business model during those years, our ability to generate revenues was dependent upon our ability to increase the number of subscribers. Usage of our basic free product was our means of encouraging users to upgrade to our subscription product and increase our subscription revenue. Although we earned some advertising revenue, in 2004, from advertising in our subscription and free products, such amounts were not significant. Our business model at the time strongly encouraged subscriptions, and thus we limited the amount of content available in our free product. This approach did not facilitate the amount of traffic we needed to earn significant amounts of revenue from advertising. Further, the aforesaid business model required us to maintain an infrastructure for billing and subscriptions, and we met resistance from customers to pay for “information freely accessible on the Internet”. A desire to grow revenues led to our current implementation, in January 2005, of a free-to-customer product, Answers.com and "1-Click Answers" software, containing practically all the content that we used to sell via subscriptions.

In conjunction with the release of Answers.com, www.GuruNet.com began functioning primarily as a corporate website. We are no longer offering new subscriptions to GuruNet or downloads of GuruNet software to users who do not have existing subscriptions. Notwithstanding, users who purchased GuruNet subscriptions prior to January 3, 2005, will continue to be fully supported through their subscription periods, and can access GuruNet services through GuruNet software or at GuruNet.com. Most of our subscriptions will terminate by the end of 2005.

Recent Events

The following events have recently transpired:

•
On July 19, 2005, we announced that our application for listing our common stock on NASDAQ’s National Market System (NMS) was approved. Our common stock began trading on NASDAQ under the symbol ANSW on August 2nd, 2005. Additionally, we plan to change our corporate name to Answers Corporation, subject to stockholder approval.

•
In June 2005 we began the implementation of our agreement with Shopping.com to integrate their extensive online product catalog into Answers.com. Whether site visitors are seeking information on clothing, electronics, jewelry, tools, books, or items in many other consumer product categories, the new arrangement enables them to identify, research, compare, and purchase products as part of their quest for answers. This partnership will help our users combine research with the purchase process, and we will receive a portion of revenues generated when consumers click through to merchants' sites.

•
In June 2005, we launched a citations tool as part of Answers.com. This new feature enables students and researchers to very simply cite the information that they find at Answers.com, by automatically producing bibliography entries for the site's collection of over a million topics. We expect this new feature will help us further penetrate the education market in the fall, the start of the new school year.

•	In June 2005, we established our U.S. headquarters, located in New York City. Our marketing and business development activities will be centered in the New York office.

Results of Operations

     Due to the change in our business model in January 2005, our results of operations for the three months and six months ending June 30, 2005, are not easily comparable to the results for the same periods in 2004.

Revenues

Revenues during the three months ended June 30, 2005 were $424,552 compared to $44,244 for the three months ended June 30, 2004, an increase of $380,308 or 860%. Revenues for the six months ended June 30, 2005 were $600,185 compared to $63,875 for the six months ended June 30, 2004, an increase of $536,310 or 840%. Revenues during the three and six months ended June 30, 2005, resulted from advertising revenues of approximately $357,000 and $463,000, recognition of previously deferred subscription license revenue of approximately $40,000 and $89,000, and other revenues (primarily revenue from partners with whom we market co-branded products) of approximately $27,000 and $48,000, respectively. In contrast, revenues during the three and six months ended June 30, 2004 resulted primarily from recognition of previously deferred subscriptions of approximately $34,000 and $48,000, maintenance contracts on our corporate enterprise software of approximately $5,000 and $10,000, and advertising revenues of approximately $2,000 and $3,000, respectively.

As noted earlier, on January 3, 2005, the Company announced the release of Answers.com, the primary revenue model of which is advertising. In contrast, prior to January 3, 2005, our primary source of revenue was selling subscriptions to the GuruNet product, the forerunner to Answers.com. The launch of Answers.com, from a revenue perspective, has been a multi-tiered process. From launch date until the middle of January, we ran public service announcements on Answers.com and did not display any advertising. In the middle of January we began using and testing various advertising network providers. We reached an important milestone on February 28, 2005, when we began using Google's contextual AdSense advertising on our Answers.com information pages, as well as integrating Google search, with paid search advertising into Answers.com. In the second quarter of 2005, we continued testing various ways to monetize our answers service traffic. For example, we added Shopping.com content, through which we receive a portion of revenues generated when consumers click through to merchants' sites that are provided by Shopping.com. We expect that in the next quarter we will be testing other types of advertising revenue, including high-value display ads.

Our level of advertising revenue is a function of various factors, the most basic of which are the level of our traffic or queries, and how effectively we monetize such traffic. Our average daily queries for Answers.com and GuruNet, including weekend days, as measured by our internal statistical tools, during January, February, March, April, May and June of 2005 were approximately 220,000, 1,150,000, 1,550,000, 1,790,000, 1,850,000 and 1,720,000 respectively. Traditionally, there is less Web activity during the summer months, including June. We expect renewed growth and plan on driving new users in the back-to-school and autumn season. Our advertising revenue from such traffic, during January, February, March, April, May and June of 2005, was $2,000, $14,000, $91,000, $89,000, $131,000 and $137,000, respectively.

Cost of Revenues

Cost of revenues is comprised of fees to third party providers of content, web search service fees, data center costs (including depreciation of information technology assets), and production operations and customer support salaries, benefits and overhead costs.

Cost of revenues for the three months ended June 30, 2005 was $231,416 compared to $119,231 for the three months ended June 30, 2004, an increase of $112,185 or 94%. This increase was due to increased compensation costs of $36,000, as a result of the addition of staff that manage production operations, increases in data center (including depreciation of information technology assets required to manage more internet traffic) and content costs of $40,000, fees we began paying Google for the web search results they provide us within the Answers.com website, of $17,000, and increases in overhead costs of $16,000.

Cost of revenues for the six months ended June 30, 2005 was $439,959 compared to $275,758 for the same period in 2004, an increase of $164,201 or 60%. This increase was primarily due to increased compensation costs of $63,000, as a result of the addition of staff that manage production operations, increases in data center (including depreciation of information technology assets required to manage more internet traffic) and content costs of $44,000, fees we began paying Google for the web search results they provide us within the Answers.com website, of $26,000, and increases in overhead costs of $25,000.

Research and Development Expenses

The salaries, benefits and overhead costs of personnel, conducting research and development of software and Internet products comprise research and development expenses.

Research and development expenses for the three months ended June 30, 2005 was $397,853 compared to $254,685 for the same period in 2004, an increase of $143,168 or 56%. Research and development expenses for the six months ended June 30, 2005 was $728,322 compared to $518,473 for the same period in 2004, an increase of $209,849 or 40%. The aforesaid increases are due primarily to compensation-related expense increases as our research and development team grew in order to develop and test newer versions of our products, and due to raises in salaries, and stock-based compensation.

Sales and Marketing Expenses

The salaries, benefits and overhead costs of personnel, marketing consulting, public relations services and advertising costs, comprise sales and marketing expenses.

Sales and marketing expenses in the three months ended June 30, 2005 were $450,970 compared to $221,556 during the same period in 2004, an increase of $229,414 or 104%. The net increase is due primarily to compensation-related expense increases of $120,000 as we increased the number of employees in our sales and marketing department, including the hiring of our Chief Revenue Officer at the end of the first quarter of 2005. Additionally, in the three months ended June 30, 2005, we retained a strategic consultant who assisted us in formulating our product and marketing strategy. In connection therewith, we recorded approximately $10,000 of cash expenses, and $106,000 in stock compensation. Further, our advertising and public relations costs during the three months ended June 30, 2005, rose by approximately $76,000, as compared to the same period in the prior year, due to various initiatives including the retention of a public relations firm. The aforementioned increases were offset to a certain degree, by decreases in sales commissions to agents, of $16,000, since we no longer retain independent sales agents. Additionally, during the three months ended June 30, 2004, we incurred approximately $67,000 in consulting costs relating to the redesign of our website and marketing strategy.

Sales and marketing expenses in the six months ended June 30, 2005 were $812,430 compared to $540,485 during the same period in 2004, an increase of $271,945 or 50%. The net increase is due primarily to compensation-related expense increases of $87,000, and recruiting fees during the six months ended June 30, 2005 of $35,000, as we increased the number of employees in our sales and marketing department, including the hiring of our Chief Revenue Officer at the end of the first quarter of 2005. Additionally, in the six months ended June 30, 2005, we retained a strategic consultant who assisted us in formulating our product and marketing strategy. In connection therewith, we recorded approximately $35,000 of cash expenses, and $213,000 in stock compensation. Further, our advertising and public relations costs during the six months ended June 30, 2005, rose by approximately $123,000, as compared to the prior year, due to various initiatives including the retention of a public relations firm and radio ads. The aforementioned increases were offset to a certain degree by various factors, including, decreases in sales commissions to agents, of $22,000, since we no longer retain independent sales agents. Additionally, during the six months ended June 30, 2004, we incurred approximately $188,000 in consulting costs relating to the redesign of our website, and marketing strategy.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance fees, fees for professional services, including investor relations, legal, accounting and other consulting fees, travel costs, investment banking fees, and other general corporate expenses. Overhead costs are comprised primarily by rent, utilities and depreciation.

General and administrative expenses in the three months ended June 30, 2005 were $1,078,960 compared to $202,123 during the same period in 2004, an increase of $876,837 or 434%. The increase is comprised of many individual line expenses, as follows:

On January 20, 2005, we entered into an agreement with an investment-banking firm, which also acted as one of the underwriters of our IPO, to provide general financial advisory and investment banking services for $5,000 per month, and for a minimum term of six months. Further, upon signing of the contract, the underwriter received fully vested warrants to acquire 100,000 shares of Common Stock at an exercise price of $11.00. As a result of this agreement, in the three months ended June 30, 2005, we recorded approximately $15,000 of cash compensation and $289,000 in stock compensation, which represents the amortization, in the second quarter of 2005, of the fair value of the warrants on the date of their issuance, over the minimum term of the agreement.

In December 2004, we entered into an agreement with an investor relations firm pursuant to which they are to receive $100,000 over a one-year period for providing us with investor relation services. Additionally, pursuant to the agreement, in March 2005, we issued 7,800 shares of common stock to such firm. As a result of this agreement, in the three months ended June 30, 2005, we recorded approximately $24,000 of cash compensation and $38,000 in stock-based compensation, which represents the amortization, in the second quarter of 2005, of the fair value of the stock on the date of its issuance, over the expected life of the agreement, through December 2005.

In May 2005, the Company accelerated the vesting of 7,100 stock options that were granted to a director, in connection with his resignation from the Company’s board of directors. As a result, the Company recorded $85,000 of stock based compensation; based on the intrinsic value of the options on the date they were accelerated.

The remaining increase stems primarily from increases in legal and accounting costs of approximately $202,000; costs relating to stock administration, including printing, transfer agent and American Stock Exchange fees aggregating $62,000; increases in the number of personnel, and salaries of personnel, which resulted in an increase, of $55,000; increases in director fees and expenses of $22,000; and increases in our insurance costs of $42,000. Much of the increase to our General and Administrative Expenses, including most of those mentioned previously, are directly or indirectly, related to the increased costs associated with being a public company.

General and administrative expenses in the six months ended June 30, 2005 were $1,930,575 compared to $414,530 during the same period in 2004, an increase of $1,516,045 or 366%. The increase is due primarily to cash and stock based compensation and costs in the amount of $80,000 and $681,000, respectively, that we recorded as a result of agreements with an investment-banking firm, entered into on January 20, 2005; and with an investor relations firm, entered into in December 2004; and due to the acceleration of the vesting of 7,100 stock options that were granted to a director, all described more fully above. The remaining increase stems primarily from increases in legal and accounting costs of approximately $390,000; increases in the expenses of stock administration, including printing, transfer agent and American Stock Exchange fees, of $71,000; increases in the number of personnel, and salaries of personnel, which resulted in an increase of approximately $100,000; increases in director fees and expenses of approximately $59,000; increases in our rent costs of approximately $16,000 due to the commencement of our New York office lease in May 2005; and increases in our insurance costs of approximately $70,000. Much of the increase to our General and Administrative Expenses, including most of those mentioned previously, are directly or indirectly, related to the increased costs associated with being a public company.

Interest Income (Expense), Net

Interest income (expense), net in the three months and six months ended June 30, 2005, was $144,687 and $230,594, respectively, compared to ($1,113,418) and ($1,850,452) during the same periods in 2004, representing net increases in interest income (decrease of expense) of $1,258,105 and $2,081,046, respectively. Interest income, net, in the three months and six months ended June 30, 2005 is comprised almost entirely of interest income earned from cash and cash equivalents and investment securities. Interest expense, net for the three and six months ended June 30, 2004 includes approximately $1,012,000 and $1,687,000, respectively, of amortization of note discounts and deferred charges relating to convertible promissory notes, which were issued in January and February of 2004. The remainder is comprised of 8% interest on the face of the $5.0 million convertible promissory notes, approximating $103,000 and $168,000 for the three and six months ended June 30, 2004, respectively.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2005 was ($21,010) as compared to ($8,347) for the same period in 2004, representing an increase in other expenses of $12,663 or 152%. Other income (expense), net for the six months ended June 30, 2005 was ($20,728) as compared to ($4,025) for the six months ended June 30, 2004, representing an increase in other expenses of $16,703 or 415%. The changes in other income (expense) net for the three and six months ended June 30, 2005 as compared to the same periods in 2004, resulted primarily from differences in the amount of foreign exchange gains) losses) and the write-off of withholding taxes that we did not expect to realize, in the respective periods.

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

We had net operating loss carryforwards for federal and state income tax purposes of approximately $38 million at June 30, 2005 and $28 million at June 30, 2004. The federal net operating losses will expire if not utilized on various dates from 2019 through 2025. The state net operating losses will expire if not utilized on various dates from 2009 through 2013. Our Israeli subsidiary has capital loss carryforwards of approximately $600,000 that can be applied to future capital gains for an unlimited period of time under current tax rules.

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

As of June 30, 2005, we accrued approximately $78,000, net, to reflect the estimated taxes that our subsidiary would have to pay if it distributed its accumulated earnings to us. Should the subsidiary derive income from sources other than the approved enterprise during the relevant period of benefits, this income will be taxable at the tax rate in effect at that time (currently 34%, gradually being reduced to 30% in 2005-2008). Through June 30, 2005, our Israeli subsidiary received tax benefits of approximately $700,000.

Net Loss

Our net loss decreased to $1,601,986 and $3,106,910 in the three and six months ended June 30, 2005, respectively, from $1,874,149 and $3,566,861 for the comparable periods in 2004, as a result of the changes in our revenues, costs and expenses as described above.

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

Accounting for Stock-based Compensation

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148”), which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation” ("SFAS 123") to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock-based compensation for employees under APB 25, and elect the disclosure-only alternative under SFAS 123 and provide the enhanced disclosures as required by SFAS 148.

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

The fair value of stock warrants and stock options granted to non-employees are measured throughout the vesting period as they are earned, at which time we recognize a charge to stock-based compensation. The fair value is determined using the Black-Scholes option-pricing model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and an estimate of the life of the warrant or option. As discussed above, the market value of the underlying stock was based on assumptions of matters that are inherently highly uncertain and subjective. Since, prior to our IPO there had been no public market for our stock, our assumptions about stock price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our stock price volatility following the offering. If we had made different assumptions about the fair value of our stock or stock price volatility, or our estimate of the time stock warrants and stock options will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different.

For example, in the first quarter of 2005, we estimated that the fair value of 100,000 common stock warrants that our investment banker received in connection with an agreement pursuant to which it provides the Company with general financial advisory and investment banking services, to be $577,000. Such amount is being amortized over the minimum life of the agreement, which is six months. One of the assumptions driving the fair value of the warrants was the estimate of the date the warrants will be exercised. As required, we assumed the warrants will be exercised on the last day before they expire, which is five years after the date the warrants were issued. If, for example, we had assumed that the warrants would be exercised one year after their issuance, their value, and the charge would have been approximately $146,000, rather than $577,000.

We are required in the preparation of the disclosures required under SFAS 148 to make certain estimates when ascribing a value to employee stock options granted during the year. These estimates include, but are not limited to, an estimate of the average time option grants will be outstanding before they are ultimately exercised and converted into common stock. These estimates are integral to the valuing of these option grants. Any changes in these estimates may have a material effect on the value ascribed to these option grants. This would in turn affect the amortization used in the disclosures we make under SFAS 148, which could be material. For disclosure purposes only, the fair value of options granted in the past to employees was estimated on the date of grant using the minimum-value method with the following weighted average assumptions: no dividend yield; risk-free interest rates of 2.18% to 6.59%; and an expected life of three to five years. The fair value of options granted to employees subsequent to May 12, 2004, the date of our first filing with the U.S. Securities and Exchange Commission in connection with our IPO is measured, for disclosure purposes only, according to the Black-Scholes option-pricing model, with the following weighted average assumptions: no dividend yield; risk-free interest rates of 3.19% to 4.18%; volatility between 38.62% and 66.76%, and the expected life of the option, generally four years. If we had made different assumptions than those noted above, the related disclosures under SFAS 148 could have been significantly different.

Finally, the FASB recently enacted Statement of Financial Accounting Standards 123 (revised 2004) , "Share-Based Payment" (“SFAS 123R”), which replaces SFAS 123, “Accounting for Stock-Based Compensation". The impact of SFAS 123R on future periods is discussed in the section of this Management’s Discussion & Analysis titled “Recently Issued Accounting Pronouncements”.

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

Foreign Currency Translation

Beginning February 2004, our Israeli subsidiary began paying substantially all of its salaries linked to the U.S. dollar (“USD”), rather than the New Israeli Shekel (“NIS”). Based on this change, and in conjunction with all other relevant factors, our management has determined that the subsidiary’s functional currency, beginning the first quarter of 2004, is the USD. SFAS 52, Appendix A, paragraph 42 cites economic factors that, among others, should be considered when determining functional currency. We determined that the cash flow, sales price and expense factors for our subsidiary, which prior to 2004 all indicated functional currency in foreign currency, have changed in 2004 to indicate the functional currency is the USD.

Our subsidiary’s revenue is calculated based on costs incurred plus a profit margin. Prior to 2004, salary expense, its primary expense, was determined in the foreign currency resulting in income and expenses being based on foreign currency. However, in 2004, a triggering event occurred that, in our opinion, warranted a change of the functional currency of our subsidiary to that of our currency, USD. Salary expense, the primary expense of our subsidiary, began to be denominated in USD. This led to a change with respect to the currency of the cash flow, sales price and expense economic factors and resulted in a determination that our subsidiary’s functional currency had changed to that of our functional currency.

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

In December 2004, the FASB issued SFAS 123R, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See Note 3 in our notes to the consolidated financial statements for the pro forma net loss and net loss per share amounts, as if we had used a fair-value-based method similar to the methods required under SFAS 123 to measure compensation expense for employee stock incentive awards. Although we have not yet determined the method of adoption and whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and the impact their adoption will have on our consolidated statements of operations and net income (loss) per share.

Liquidity and Capital Resources

General

Our principal sources of liquidity are our cash, cash equivalents and investment securities, and to a lesser extent, the cash flow that we generate from our operations.

As of June 30, 2005, we had $21,280,754 of assets consisting of $2,630,378 in cash and cash equivalents, $16,800,000 in investment securities, $584,610 in other current assets and the remaining balance in property and equipment and other long-term assets. Total liabilities as of June 30, 2005, reflect current liabilities of $1,566,797, consisting primary of accounts payable and accrued expenses and compensation. Long-term liabilities of $1,105,295 are comprised primarily of liabilities in respect of employee severance obligations and deferred revenues, long-term.

Cash flows for the six months ended June 30, 2005 and 2004 were as follows:

	June 30, 2005	June 30, 2004

Net cash used in operating activities	$(1,626,917)	$(1,697,441)
Net cash used in investing activities	$(11,124,016)	$(121,010)
Net cash provided by financing activities	$13,828,281	$3,645,519

Despite a net loss of $3,106,910 during the six months ended June 30, 2005, our net cash used in operations was $1,626,917. The primary reasons for the large difference is that $930,000 of our operating expenses was the result of non-cash, stock-based compensation, and due to various changes in our operating assets and liabilities. Despite a net loss of $3,566,861 during the six months ended June 30, 2004, our net cash used in operations was $1,697,441. This was due to many factors, the most significant of which is non-cash amortization of promissory note discounts, of $1,368,755.

Cash used in investing activities of $11,124,016, during the six months ended June 30, 2005 is attributable primarily to purchases of investment securities of $16,150,000, less proceeds from the sale of investment securities, of $5,200,000, and to capital expenditures of $161,000. Investment securities consist of investments in auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods of 28 days, classified as available-for-sale securities and stated at fair value. Cash used in investing activities of $121,010 during the six months ended June 30, 2004 resulted primarily from the purchase of the Answers.com domain name for $80,200 and capital expenditures of $39,000.

Cash flow from financing activities during the six months ended June 30, 2005 was comprised of the net proceeds, of approximately $12,225,000 from the exercise of warrants via the Warrant Reload Agreement, with the remainder resulting from other exercises of stock warrants and stock options. Cash flow from financing activities during the six months ended June 30, 2004 resulted from the net proceeds of $4.3 million of bridge notes that were issued in January and February 2004, reduced by $630,000 of issuance costs related to our IPO.

Current and Future Financing Needs

We have incurred negative cash flow from operations since our inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy. We raised approximately $10,786,000, net of underwriting fees and offering expenses, through our IPO and the exercise of the over-allotment option in the last quarter of 2004. After repaying the portion of the bridge notes that did not convert to common shares, of $3,160,000, approximately $7.6 million remained. In February 2005 we entered into the Warrant Reload Agreement with certain holders of warrants that were issued by us in 2004 in connection with the bridge financing, pursuant to which such holders exercised an aggregate of 1,871,783 Bridge Warrants. As a result, we raised approximately $12,225,000, net of costs relating to the exercise. Further, during the six months ended June 30, 2005, we raised approximately $1.6 million, from other exercises of warrants and options. Based on our current plans, we believe that the net proceeds of the aforementioned financings will be sufficient to enable us to meet our planned operating needs for the next twelve months. Notwithstanding, we may need to raise additional capital through future debt or equity financing to make acquisitions, license products and technologies complementary to our business or finance growth. Additional financing may not be available at all or on terms favorable to us.

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

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended June 30, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 14, 2005, Mr. Steven Tover (“Tover”), former Vice President, Business Development & Sales of the Company, filed a statement of claim with the Regional Labor Court in Jerusalem, Israel, against (i) the Company, (ii) Mr. Robert Rosenschein (the Company’s CEO and a Chairman of the Board), and (iii) Mr. Steven Steinberg (the Company’s CFO) in the amount of approximately US$50,000, for deferred salary, severance pay and allegedly unpaid commissions. Tover’s action further claims that he is entitled to certain additional and future commissions pursuant to various business transactions and to exercise stock options granted to him, which, according to the Company, have expired at the close of fiscal 2004. The stock options discussed in Tover’s claim consist of 43,441 options to purchase such number of shares of common stock of the Company, with an exercise price of $2.76 per share. After consultation with legal counsel, management believes that the probability of Tover’s action prevailing is low. The named defendants completely reject the validity of Tover’s claims and will file a statement of defense in the next several weeks.

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

GURUNET CORPORATION

Date: August 4th, 2005	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Steinberg
Steven Steinberg
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*
The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by GuruNet Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.