Form 10QSB
period 2005-09-30
Answers CORP
filed 2005-11-07
CIK 1283073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-32255

ANSWERS CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	98-0202855
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

Jerusalem Technology Park
The Tower
Jerusalem 91481 Israel
(ADDRESS INCLUDING ZIP CODE OF PRINCIPAL EXECUTIVE OFFICES)

+972-2-649-5000
(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by an (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ NO ☒

Indicate by an (X) whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ NO ☒

As of November 1, 2005, the registrant had outstanding 7,198,902 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Interim Consolidated Balance Sheet as of September 30, 2005 and Consolidated Balance Sheet as of
December 31, 2004	2

Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2005
and 2004, and for the cumulative period from December 22, 1998 (inception) through September 30, 2005	4

Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004,
and for the cumulative period from December 22, 1998 (inception) through September 30, 2005	5

Notes to the Interim Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation	16

Item 3. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 5. Other Information	27

Item 6. Exhibits	27

Signatures	28

Cautionary Note regarding Forward-Looking Statements

      In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “believe,”“expect,”“will,”“anticipate,”“intend,”“estimate,”“project,”“assume” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy, future operations, projected financial position, estimated future revenues, projected costs, future prospects, and results that might be obtained by pursuing management’s current plans and objectives are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Many important factors that could cause such a difference, including, but not limited to, our ability to increase the number of persons who use our products, our ability to increase the number of partners who will generate increased traffic to our sites, our ability to improve the monetization of our products, a decision by Google, Inc. to discontinue directing user traffic to www.answers.com through its definition link, and other risk factors identified from time to time in our SEC filings, are described in our most recent registration statement on Form SB-2 under the captions “Competition,”“Proprietary Rights” and “Risk Factors,” all of which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this report.

i

Answers Corporation (Formerly GuruNet Corporation)
and Subsidiary
(A Development Stage Enterprise)

Interim Consolidated Financial Statements as of September 30, 2005

Contents

Page
Interim Consolidated Balance Sheet as of September 30, 2005 and Consolidated Balance Sheet as of
December 31, 2004	2

Interim Consolidated Statements of Operations for the three and nine months ended September 30, 2005
and 2004 and for the cumulative period from December 22, 1998 (inception) through September 30, 2005	4

Interim Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004,
and for the cumulative period from December 22, 1998 (inception) through September 30, 2005	5

Notes to the Interim Consolidated Financial Statements	7

Answers Corporation (Formerly GuruNet Corporation)
and Subsidiary
(A Development Stage Enterprise)

Interim Consolidated Balance Sheets

	September 30	December 31
	2005	2004
	$	$
	(Unaudited)	(Audited)
Assets

Current assets:

Cash and cash equivalents	2,635,071	1,565,415

Investment securities	16,250,000	5,850,000

Receivables	321,128	18,145

Prepaid expenses	248,832	259,674

Total current assets	19,455,031	7,693,234

Long-term deposits (restricted)	310,651	167,304

Deposits in respect of employee severance obligations	488,922	462,735

Property and equipment, net	583,771	305,804

Other assets:

Intangible assets, net	107,861	111,289

Prepaid expenses, long-term	91,700	147,000

Deferred tax asset, long-term	17,078	19,817

Total other assets	216,639	278,106

Total assets	21,055,014	8,907,183

See accompanying notes to the interim consolidated financial statements.

Answers Corporation (Formerly GuruNet Corporation)
and Subsidiary
(A Development Stage Enterprise)

Interim Consolidated Balance Sheets (cont’d)

	September 30	December 31
	2005	2004
	$	$
	(Unaudited)	(Audited)
Liabilities and stockholders' equity

Current liabilities:

Accounts payable	405,270	172,029
Accrued expenses	382,576	422,465
Accrued compensation and benefits	394,828	259,872
Deferred revenues, short-term	68,282	150,147

Total current liabilities	1,250,956	1,004,513

Long-term liabilities:

Liability in respect of employee severance obligations	568,729	531,224
Deferred tax liability, long-term	99,630	94,965
Deferred revenues, long-term	426,604	452,359

Total long-term liabilities	1,094,963	1,078,548

Commitments and contingencies

Stockholders' equity:

Preferred stock: $0.01 par value; 1,000,000 shares authorized and 0 shares issued as of September 30, 2005 and December 31, 2004

Common stock; $0.001 par value; 30,000,000 shares authorized as of September 30, 2005 and December 31, 2004; 7,140,152 and 4,920,551 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	7,140	4,921

Additional paid-in capital	63,555,711	47,488,072

Deferred compensation	(32,956)	(45,146)

Accumulated other comprehensive loss	(27,418)	(27,608)

Deficit accumulated during development stage	(44,793,382)	(40,596,117)

Total stockholders' equity	18,709,095	6,824,122

Total liabilities and stockholders' equity	21,055,014	8,907,183

See accompanying notes to the interim consolidated financial statements.

Answers Corporation (Formerly GuruNet Corporation)
and Subsidiary
(A Development Stage Enterprise)

Interim Consolidated Statements of Operations

					Cumulative from
	Three months ended		Nine months ended		December 22, 1998
	September 30		September 30		(inception) through
	2005	2004	2005	2004	September 30, 2005
	$	$	$	$	$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	563,576	53,163	1,163,761	117,038	2,585,558

Costs and expenses (1):
Cost of revenue	251,254	157,854	711,051	433,612	4,262,819
Research and development	335,650	271,489	1,063,972	789,962	19,643,082
Sales and marketing	512,707	159,564	1,325,137	700,049	10,906,179
General and administrative	691,311	221,805	2,602,048	636,335	10,116,833
Loss in connection with shut-down of operations	-	-	-	-	1,048,446

Total costs and expenses	1,790,922	810,712	5,702,208	2,559,958	45,977,359

Operating loss	(1,227,346)	(757,549)	(4,538,447)	(2,442,920)	(43,391,801)

Interest income (expense), net	156,536	(1,397,322)	387,130	(3,247,774)	(2,187,735)
Gain on extinguishment of debt	-	-	-	-	1,493,445
Other expense, net	(14,641)	(6,646)	(35,369)	(10,671)	(621,564)

Loss before income taxes	(1,085,451)	(2,161,517)	(4,186,686)	(5,701,365)	(44,707,655)

Income tax expenses	(4,904)	(7,010)	(10,579)	(34,023)	(85,727)

Net loss	(1,090,355)	(2,168,527)	(4,197,265)	(5,735,388)	(44,793,382)

Basic and diluted net loss per common share	(0.15)	(1.26)	(0.63)	(3.64)	(27.38)

Weighted average shares used in computing basic and diluted net loss per common share	7,069,553	1,727,373	6,703,989	1,574,923	1,635,803

(1) Includes stock based compensation and costs as follows:

Research and development	944	944	31,207	2,832
Sales and marketing	354	354	214,310	10,991
General and administrative	103,875	2,435	789,449	23,877

	105,173	3,733	1,034,966	37,700

See accompanying notes to the interim consolidated financial statements.

Answers Corporation (Formerly GuruNet Corporation)
and Subsidiary
(A Development Stage Enterprise)

Interim Consolidated Statements of Cash Flows

			Cumulative from December 22, 1998
			(inception) through
	Nine months ended September 30		September 30
	2005	2004	2005
	$	$	$
	(Unaudited)	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	(4,197,265)	(5,735,388)	(44,793,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	133,294	92,061	2,345,349
Loss on sale and write off of property and equipment in connection with shut-down of operations	-	-	780,475
Other loss on sale and write off of property and equipment	-	-	549,802
Settlement of obligations for other than cash	-	-	225,589
Increase in liability in respect of employee severance obligations, net	11,318	6,900	79,807
Deferred income taxes, net	7,404	34,023	82,552
Stock issued for domain name	-	-	1,500
Common stock, stock options and warrants to non-employees for services rendered	910,688	16,570	1,133,292
Revaluation of options issued to non-employees for services rendered	-	-	(42,789)
Stock-based compensation to employees and directors	125,268	21,624	240,477
Accrued interest on promissory notes	-	-	-
Amortization of deferred charges relating to convertible promissory notes	-	660,826	889,983
Amortization of discounts on promissory notes	-	2,190,008	1,577,373
Exchange rate differences	24,473	-	36,219
Changes in operating assets and liabilities:
Increase in accounts receivable and other current assets	(261,055)	(373,346)	(537,318)
Decrease (increase) in long-term prepaid expenses	55,300	-	(91,700)
Increase in accounts payable	233,241	(54,420)	405,270
Increase in accrued expenses and other current liabilities	95,067	3,458	789,088
(Decrease) increase in short-term deferred revenues	(107,620)	61,037	68,282
(Decrease) increase in long-term deferred revenues	-	(16,191)	426,604
Net cash used in operating activities	(2,969,887)	(3,092,838)	(35,833,527)

Cash flows from investing activities:
Capital expenditures	(407,833)	(115,979)	(4,520,734)
Proceeds from sale of property and equipment	-	-	54,415
Purchase of intangible assets	-	(80,200)	(119,936)
(Increase) decrease in long-term deposits	(143,347)	8,317	(303,784)
Purchases of investment securities	(26,750,000)	-	(32,600,000)
Proceeds from sales of investment securities	16,350,000	-	16,350,000
Other	190	-	-
Net cash used in investing activities	(10,950,990)	(187,862)	(21,140,039)

Cash flows from financing activities:
Repayment of loan	-	-	(20,000)
Proceeds from loan	-	-	6,500
Proceeds from issuance of convertible preferred stock, net of $130,697 issuance costs	-	-	32,669,303
Proceeds from issuance of common stock, net of issuance costs	-	(469,671)	10,843,790
Proceeds from issuance of promissory notes, net of $521,511 issuance costs	-	4,278,490	4,323,373
Repayment of convertible promissory notes	-	-	(3,160,000)
Exercise of common stock options	1,193,559	-	1,193,559
Exercise of warrants, net of $338,162 issuance costs	13,821,447	-	13,821,447
Net cash provided by financing activities	15,015,006	3,808,819	59,678,972

Effect of exchange rate changes on cash and cash equivalents	(24,473)	-	(70,335)
Net increase in cash and cash equivalents	1,069,656	528,119	2,635,071

Cash and cash equivalents at beginning of period	1,565,415	123,752	-

Cash and cash equivalents at end of period	2,635,071	651,871	2,635,071
See accompanying notes to the interim consolidated financial statements.

Answers Corporation (Formerly GuruNet Corporation)
and Subsidiary
(A Development Stage Enterprise)

Interim Consolidated Statements of Cash Flows (cont’d)

			Cumulative from December 22, 1998
			(inception) through
	Nine months ended September 30		September 30,
	2005	2004	2005
	$	$	$
	(Unaudited)	(Unaudited)	(Unaudited)
Supplemental disclosures of cash flow information:
Income taxes paid	3,175	40,997	94,766

Non-cash investing and financing activities:
Stock issued for domain name	-	-	1,500
Issuance of common stock in lieu of loan repayments	-	-	6,500
Common stock issued in exchange for notes receivable	-	-	1,842,900
Repurchase of stockholders’ common stock and cancellation of notes receivable	-	-	(1,842,900)
Amortization of deferred charges relating to warrants	-	147,080	147,080
Discount on convertible promissory notes	-	644,228	1,577.373
Conversion of convertible promissory notes into common stock	-	13,720	1,840,000
Issuance costs related to the converted promissory notes	-	596,047	134,255

See accompanying notes to the interim consolidated financial statements.

Answers Corporation (Formerly GuruNet Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements as of September 30, 2005

Note 1 - Business

Answers Corporation (“the Parent”) (formerly GuruNet Corporation), a Development Stage Enterprise, was founded as a Texas corporation on December 22, 1998, and reorganized as a Delaware corporation in April 1999. On December 27, 1998 the Parent formed a subsidiary (“the Subsidiary”) based in Israel, primarily for the purpose of providing research and development services to the Parent. Answers Corporation and the Subsidiary are collectively referred to as “the Company”. The Company develops, markets and sells technology that intelligently and automatically integrates and retrieves information from disparate sources and delivers the result in a single consolidated view.

The Company began trading on NASDAQ under the symbol ANSW on August 2, 2005. Prior to such date, the Company’s shares were traded on the American Stock Exchange under the symbol GRU. Subsequent to the balance sheet date, the Company changed its corporate name from GuruNet Corporation to Answers Corporation (see Note 6a).

Prior to 2003, the Company focused primarily on enterprise systems for corporate customers and large organizations. Beginning in 2003, the Company’s primary product has been its consumer product, which, in 2003 and 2004, was sold to subscribers who paid the Company on a lifetime or annual basis . In January 2005, the Company introduced a free-to-customer product, Answers.com, containing practically all the content that it used to sell via subscriptions and ceased selling subscriptions to individual consumers. The Company generates advertising revenue from Answers.com and other third-party sites that pay for the right to deliver the Company’s services to their users. Notwithstanding, customers who purchased subscriptions prior to January 2005, will continue to be fully supported through the subscription periods.

As the Company has not yet earned significant revenue from its operations, it considers itself a development stage enterprise, as defined under Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises”.

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. The results of operations for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Answers Corporation (Formerly GuruNet Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements as of September 30, 2005

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

Answers Corporation (Formerly GuruNet Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements as of September 30, 2005

Note 3 - Accounting for Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation”, the Company utilizes the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, to account for stock option plans for employees and directors. Compensation cost for stock options, if any, is be measured as the excess of the market price of the Company’s stock at the date of grant over the amount an employee or director must pay to acquire the stock.

The fair value of options and warrants granted to non-employees, is measured according to the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; risk-free interest rates of 1.69% to 4.48%; volatility of between 46.54% and 74.75%; and an expected life of between one and ten years.

The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, for awards to its directors and employees. For disclosure purposes only, the fair value of options granted to employees and directors prior to May 12, 2004, the date of the Company’s first filing with the U.S. Securities and Exchange Commission (the “SEC”), in connection with its initial public offering (the “IPO”), was estimated on the date of grant using the minimum-value method with the following weighted average assumptions: no dividend yield; risk-free interest rates of 2.18% to 6.59%; and an expected life of three to five years. The fair value of options granted to employees and directors subsequent to May 12, 2004, are measured, for disclosure purposes only, according to the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; risk-free interest rates of 3.19% to 4.18%; volatility of between 38.62% and 66.76%; and the expected life of the option, generally four years.
The following illustrates the effect on net loss and net loss per share if the Company had applied the fair value methods of SFAS No. 123 for accounting purposes:

	Three months ended September 30		Nine months ended September 30		Cumulative from inception through September 30,
	2005	2004	2005	2004	2005
	$	$	$	$	$
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss, as reported	(1,090,355)	(2,168,527)	(4,197,265)	(5,735,388)	(44,793,382)
Add:
Stock-based compensation expense to employees and directors included in reported net loss, net of related tax effects	4,063	4,063	125,268	21,624	165,645
Deduct:
Stock-based compensation expense to employees and directors determined under fair value based method for all awards, net of related tax effects	(225,546)	(24,064)	(560,563)	(47,580)	(786,280)

Pro-forma net loss	(1,311,838)	(2,188,528)	(4,632,560)	(5,761,344)	(45,414,017)

Net loss per common share, basic and diluted:
As reported	(0.15)	(1.26)	(0.63)	(3.64)	(27.38)
Pro-forma	(0.19)	(1.27)	(0.69)	(3.66)	(27.76)

Answers Corporation (Formerly GuruNet Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements as of September 30, 2005

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

Answers Corporation (Formerly GuruNet Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements as of September 30, 2005

Note 4 - Stockholders’ Equity

The following table summarizes the changes in the Company’s stockholders’ equity during the nine month period ending September 30, 2005:

$
December 31, 2004 (Audited)	6,824,122

Issuance of common stock, stock warrants and stock options	1,054,852
Exercise of warrants in connection with a warrant re-load, net of issuance costs	12,228,737
Exercise of other warrants	1,592,710
Exercise of stock options	1,193,559
Other	12,380
Net loss for the period	(4,197,265)

September 30, 2005 (Unaudited)	18,709,095

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

Answers Corporation (Formerly GuruNet Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements as of September 30, 2005

Note 4 - Stockholders’ Equity (cont’d)

(b) Stock Warrants (cont’d)

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

On January 20, 2005, the Company entered into an agreement with an investment banking firm, which was also one of the underwriters of the Company’s IPO, to provide general financial advisory and investment banking services for $5,000 per month, and for a minimum service period of six months. Further, upon signing of the contract, the underwriter received fully vested warrants to acquire 100,000 shares of Common Stock at an exercise price of $11.00. The fair value of the warrants, of $577,440, has been amortized to general and administrative expenses over the life of the minimum service period. On August 30, 2005, all of the warrants were exercised. As a result, the Company issued an aggregate of 100,000 shares of its Common Stock, $0.001 par value, for a total consideration of $1,100,000.

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

During the third quarter of 2005, 12,981 of the Company’s outstanding stock options were exercised, for total consideration of approximately $87,000. As a result, the Company issued an aggregate of 12,981 shares of its common stock.

Answers Corporation (Formerly GuruNet Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements as of September 30, 2005

Note 4 - Stockholders’ Equity (cont’d)

(c)  Stock Options (cont’d)

During the nine months ended September 30, 2005, a strategic consultant of the Company earned 15,556 stock options, for services he rendered to the Company. In connection therewith, the Company recorded $213,248 of stock based compensation. On June 5, 2005, the agreement under which these options were granted, was terminated.

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

On May 10, 2005, the Company accelerated the vesting of 7,100 stock options that were granted to a director, in connection with his resignation from the Company’s board of directors. As a result, the Company recorded approximately $85,000 of stock based compensation, based on the intrinsic value of the options on the date the vesting was accelerated.

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

During the nine months ended September 30, 2005, the Company granted a total of 536,650 stock options to its employees, officers and directors, of which 491,150 stock options were granted under the Company’s 2004 Stock Option Plan, and 45,500 stock options under its 2005 Compensation Plan.

(d) Other Comprehensive Income (Loss)

In January 2005, the Company reversed previously recorded unrealized loss on securities.

Answers Corporation (Formerly GuruNet Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements as of September 30, 2005

Note 5 - Commitments and Contingencies

(a) Operating leases

The Company has entered into various non-cancelable operating lease agreements for offices and vehicles, for lease periods up to 5 years, expiring between 2006 and 2010.

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

In July 2005, the Subsidiary entered into a supplemental agreement to its operating lease with its landlord (the “Supplement”) in connection with the relocation of the Israeli offices to new office space. The term of the original lease was extended by 55 additional months beyond its original date of expiration, December 31, 2005. According to the Supplement, the Subsidiary will occupy the new office space commencing September 15, 2005, through July 31, 2010. The monthly rental due under the lease will be 50,802 New Israeli Shekels (“NIS”) ($11,185 based on the exchange rate on July 15, 2005) for the first year, and NIS 69,483 ($15,298 based on the exchange rate on July 15, 2005) for the remaining four years. The Company will recognize the rent expense for this lease on a straight-line basis over the minimum lease term. The rent payments will be linked to the Israeli Consumer Price Index. In addition to the base rent, the Company will be responsible for certain costs and charges specified in the lease, including maintenance and utility charges. As security for future rental commitments the Subsidiary provides a bank guarantee in the amount of approximately $115,000.

Future minimum lease payments under non-cancelable operating leases for office space and vehicles, as of September 30, 2005 are as follows:

Year ending December 31	$

2005	78,645
2006	360,979
2007	358,778
2008	324,599
2009	316,467
2010	170,398

1,609,866

Rental expense under operating leases for the nine months ended September 30, 2005 and 2004 was approximately $209,000 and $154,000, respectively.

Answers Corporation (Formerly GuruNet Corporation)
and Subsidiary
(A Development Stage Enterprise)

Notes to the Interim Consolidated Financial Statements as of September 30, 2005

Note 5 - Commitments and Contingencies (cont’d)

(b) Other Commitments

(i)        In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and investor relations arrangements. As of September 30, 2005, the commitments under such agreements, which are for initial periods between one and three years, amounted to approximately $160,000.

(ii)             All of the Subsidiary’s obligations to its bank, including the bank guarantee that such bank made to the Subsidiary’s landlord, are secured by a lien on all of the Subsidiary’s deposits at such bank. As of September 30, 2005, deposits at such bank amounted to $589,237, including a restricted long-term deposit of $115,000 as mentioned above.

(iii)     During the nine months ended September 30, 2005, the Company made its final payment of $25,000, in connection with its December 2002 Reorganization, as described further in the notes to the financial statements as of December 31, 2004.

Note 6 - Subsequent Events

(a)   Further to duly obtaining necessary stockholder approval, pursuant to a special meeting of the stockholders held on October 11, 2005, the Company changed its corporate name from GuruNet Corporation to Answers Corporation, effective October 17, 2005.

(b)   Subsequent to balance sheet date, one of the underwriters of the Company’s IPO, exercised 58,750 stock options that they received in conjunction with the IPO, for total consideration of approximately $370,000. As a result, the Company issued an aggregate of 58,750 shares of its common stock.

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

General

We provide information, answer-based, search services to computer users through our Web site, Answers.com, downloadable applications and distribution channels. We provide answer-based search services through our technology, which integrates and retrieves online information from disparate sources and delivers the result in a single consolidated browser view. We seek to differentiate ourselves by providing our users with relevant reference information that enhances results achieved through traditional search engines. Most search engines respond to an Internet user’s query with a long list of links to more Websites that in some way relate to the query term. Our answer engine automatically delivers snapshot, multi-faceted definitions and explanations from attributable reference sources about numerous topics in our database, without requiring the user to navigate a list of hyperlinks sequentially.

On October 17, 2005, we changed our corporate name from GuruNet Corporation to Answers Corporation. On August 2, 2005 we began trading on NASDAQ under the symbol ANSW. Prior to such date, our shares were traded on the American Stock Exchange under the symbol GRU.

Answers.com Proprietary Traffic

On January 3, 2005, we announced the release of Answers.com, a website that had been launched in August 2004 in beta version. We also released "1-Click Answers" - a software tool that facilitates more efficient access to Answers.com. 1-Click Answers allows users working in any application such as e-mail, spreadsheet, word processing, database or other program to click on a word or phrase within a document and access Answers.com’s online library and display information about that word or phrase in a pop-up window. While Web users enjoy our integrated reference information, our basic Web site does not provide the “1-Click” functionality and context analysis that we include in our supplemental "1-Click Answers" software version. Our primary revenue model for Answers.com proprietary traffic is advertising. Currently, most of our ad revenue is earned from keyword-targeted advertisements. When a user searches sponsored keywords, a link to an advertiser’s Website is displayed.

In contrast to GuruNet, the product we actively marketed prior to January 2005, we do not generate revenues from selling subscriptions to Answers.com.

Distribution Channels

The more users to whom we deliver answer-based search services results, the more revenues we will potentially earn. Thus, we approach third-party sites offering to incentivize them for the right to deliver our services to their users. The fees we pay to our distribution channels are often calculated as a percentage of the revenue we earn by delivering services to their users. We also earn revenues from channels that pay us for providing our services to their users. These arrangements are based on various formulas, including a percentage of the revenues they earn by delivering our services to their users, fees based on the number of user queries and fixed periodic fees.

Subscriptions

Prior to January 2005, we sold subscriptions to our answer engine product, GuruNet. Prior to December 2003, we sold lifetime subscriptions to GuruNet, generally for $40. In December 2003, we decided to alter our pricing model and moved to an annual subscription model, generally, $30 per year. In conjunction with selling subscriptions, we also offered free access to dictionary, thesaurus, encyclopedia and other basic reference information through our products. Under our business model during those years, our ability to generate revenues was dependent upon our ability to increase the number of subscribers. Usage of our basic free product was our means of encouraging users to upgrade to our subscription product and increase our subscription revenue. Although we earned some advertising revenue in 2004, from advertising in our subscription and free products, such amounts were not significant. Our business model at the time strongly encouraged subscriptions, and thus we limited the amount of content available in our free product. This approach did not facilitate the amount of traffic we needed to earn significant amounts of revenue from advertising. A desire to grow revenues led to our current implementation, in January 2005, of a free-to-customer product, Answers.com and "1-Click Answers" software, containing practically all the content that we used to sell via subscriptions. We are no longer offering new subscriptions to GuruNet. Notwithstanding, users who purchased GuruNet subscriptions prior to January 3, 2005, will continue to be fully supported through their subscription periods. Most of our fixed-term subscriptions will terminate by the end of 2005.

Results of Operations

Due to the change in our business model in January 2005, our results of operations for the three months and nine months ending September 30, 2005, are not easily comparable to the results for the same periods in 2004.

Revenues

Revenues during the three months ended September 30, 2005 were $563,576 compared to $53,163 for the three months ended September 30, 2004, an increase of $510,413 or 960%. Revenues for the nine months ended September 30, 2005 were $1,163,761 compared to $117,038 for the nine months ended September 30, 2004, an increase of $1,046,723 or 894%. Revenues during the three and nine months ended September 30, 2005 consisted of Answers.com proprietary traffic advertising revenues of approximately $500,000 and $965,000 respectively, revenues from distribution channels of approximately $33,000 and $69,000 respectively, and subscription and other revenue of approximately $31,000 and $130,000, respectively. In contrast, revenues during the three and nine months ended September 30, 2004 included primarily subscription revenues of approximately $42,000 and $93,000, respectively.

As noted earlier, on January 3, 2005, we announced the release of Answers.com, whose primary revenue model is advertising. The launch of Answers.com, from a revenue perspective, has been a multi-tiered process. From launch date until the middle of January, we ran public service announcements on Answers.com and did not display any advertising. In the middle of January we began using and testing various advertising network providers, and on February 28, 2005, we began using Google's contextual AdSense advertising on our Answers.com information pages, as well as integrating Google search, with paid search advertising into Answers.com.

Our Answers.com proprietary traffic advertising revenue is a function of various factors, the most basic of which are the level of our traffic or queries, and how effectively we monetize such traffic. We gauge the effectiveness of our monetization efforts by measuring our revenue per one thousand queries, or RPM. Our objective is to increase both traffic and RPM's in a manner that values the critical impact that each has on the outcome of our advertising revenue. We have achieved significant traffic growth from many sources that cite our lack of obtrusive ads as a reason for embracing us. We need to increase our RPM's while ensuring that we do not alienate our current and potential users and partners.

Our average daily queries during the first, second and third quarters of 2005 were approximately 900,000, 1,780,000, and 1,770,000 respectively. Traditionally, there is less Web activity during the summer months, especially in July and August, and this impacted our third quarter 2005 average daily queries. Our advertising revenue from such traffic, during the first, second and third quarters of 2005, was $107,000, $357,000, $500,000, respectively.

Cost of Revenues

Cost of revenues is comprised of fees to third party providers of content, web search service fees, data center costs (including depreciation of information technology assets), production operations and customer support salaries, benefits and overhead costs.

Cost of revenues for the three months ended September 30, 2005 was $251,254 compared to $157,854 for the three months ended September 30, 2004, an increase of $93,400 or 59%. This increase was due primarily to increased compensation costs of $44,000, as a result of the addition of staff that manage production operations, increases in data center costs (including depreciation of information technology assets) required to manage more Internet traffic of $22,000, fees we began paying Google for the web search results they provide us of $16,000, and increases in overhead costs of $7,000.

Cost of revenues for the nine months ended September 30, 2005 was $711,051 compared to $433,612 for the same period in 2004, an increase of $277,439 or 64%. This increase was primarily due to increased compensation costs of $107,000, as a result of the addition of staff that manage production operations, increases in data center costs (including depreciation of information technology assets) required to manage more Internet traffic of $60,000, fees we began paying Google for the web search results they provide us of $42,000, increases in our content costs of $19,000, and increases in overhead costs of $32,000.

Research and Development Expenses

The salaries, benefits and overhead costs of personnel, conducting research and development of software and Internet products comprise research and development expenses. In 2005, the projects being conducted by the research and development team generally related to advertising and content integration into our services, website analytical tools, co-brand development, user interface improvements and enhanced product functionality and features.

Research and development expenses for the three months ended September 30, 2005 were $335,650 compared to $271,489 for the same period in 2004, an increase of $64,161 or 24%. Research and development expenses for the nine months ended September 30, 2005 were $1,063,972 compared to $789,962 for the same period in 2004, an increase of $274,010 or 35%. The aforesaid increases are due primarily to compensation-related expense increases as our research and development team grew, and due to salary increases and stock-based compensation, in 2005.

Sales and Marketing Expenses

The salaries, benefits and overhead costs of sales and marketing personnel, marketing consulting, public relations services and advertising costs, comprise sales and marketing expenses.

Sales and marketing expenses in the three months ended September 30, 2005 were $512,707 compared to $159,564 during the same period in 2004, an increase of $353,143 or 221%. The net increase is due primarily to compensation-related expense increases of $187,000, as we increased the number of employees in our sales and marketing department, including the hiring of our Chief Revenue Officer at the end of the first quarter of 2005, and because our advertising and public relations costs during the three months ended September 30, 2005, rose by approximately $180,000, as compared to the same period in the prior year, due to various initiatives including the retention of a public relations firm. The aforementioned increases were offset to a certain degree, by the fact that during the three months ended September 30, 2004, we incurred approximately $54,000 in consulting costs relating to the redesign of our website and marketing strategy, and we had no corresponding cost during the same period in 2005.

Sales and marketing expenses in the nine months ended September 30, 2005 were $1,325,137 compared to $700,049 during the same period in 2004, an increase of $625,088 or 89%. The net increase is due to a number of factors. Compensation-related expense during the nine months ended September 30, 2005 increased by $274,000, and recruiting fees increased by $35,000, as we increased the number of employees in our sales and marketing department, including the hiring of our Chief Revenue Officer at the end of the first quarter of 2005. Additionally, during the months of January through June of 2005, we retained a strategic consultant who assisted us in formulating our product and marketing strategy. In connection therewith, during the nine months ending September 30, 2005, we recorded approximately $35,000 of cash expenses, and $213,000 in stock-based compensation. Further, our advertising and public relations costs during the nine months ended September 30, 2005, rose by approximately $305,000, as compared to the prior year, due to various initiatives including the retention of a public relations firm. The aforementioned increases were offset to a certain degree by various factors, the most significant being that during the nine months ended September 30, 2004, we incurred approximately $188,000 in consulting costs relating to the redesign of our website, and marketing strategy.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and overhead costs for executive and administrative personnel, insurance fees, fees for professional services, including investor relations, legal, accounting and other consulting fees, travel costs, investment banking fees, and other general corporate expenses. Overhead costs are comprised primarily by rent, telecommunications, utilities and depreciation.

General and administrative expenses in the three months ended September 30, 2005 were $691,311 compared to $221,805 during the same period in 2004, an increase of $469,506 or 212%. The increase is comprised of many individual line expenses, the most significant of which follow:

On January 20, 2005, we entered into an agreement with an investment-banking firm, which also acted as one of the underwriters of our IPO, to provide general financial advisory and investment banking services for $5,000 per month, and for a minimum term of six months. Further, upon signing of the contract, the underwriter received fully vested warrants to acquire 100,000 shares of Common Stock at an exercise price of $11.00. This agreement was terminated in September 2005. As a result of this agreement, in the three months ended September 30, 2005, we recorded approximately $10,000 of cash compensation and $63,000 in stock-based compensation, which represents the amortization, in the third quarter of 2005, of the fair value of the warrants on the date of their issuance, over the minimum term of the agreement.

In December 2004, we entered into an agreement with an investor relations firm pursuant to which they are to receive $100,000 over a one-year period for providing us with investor relation services. Additionally, pursuant to the agreement, in March 2005, we issued 7,800 shares of common stock to such firm. As a result of this agreement, in the three months ended September 30, 2005, we recorded approximately $24,000 of cash compensation and $38,000 in stock-based compensation, which represents the amortization, in the third quarter of 2005, of the fair value of the stock on its measurement, over the expected life of the agreement, through December 2005.

The remaining increase stems primarily from increases in legal and accounting costs of approximately $82,000; costs relating to stock administration, including printing, transfer agent and stock exchange fees aggregating $32,000; increases in the number of personnel, and salaries of personnel, which resulted in an increase, of $83,000; increases in director fees and expenses of $30,000; and increases in our insurance costs of $34,000. Much of the increase in our general and administrative expenses, including most of those mentioned previously, are directly or indirectly, related to the increased costs associated with being a public company.

General and administrative expenses in the nine months ended September 30, 2005 were $2,602,048 compared to $636,335 during the same period in 2004, an increase of $1,965,713 or 309%. The increase is due to a number factors, as follows: Cash and stock-based compensation expense in the amount of approximately $115,000 and $697,000, respectively, that we recorded as a result of agreements with an investment-banking firm, entered into on January 20, 2005; and with an investor relations firm, entered into in December 2004, all described more fully above. Additionally, in May 2005, we accelerated the vesting of 7,100 stock options that were granted to a director, in connection with his resignation from our board of directors. As a result, we recorded $85,000 of stock based compensation expense; based on the intrinsic value of the options on the date they were accelerated. The remaining increase stems primarily from increases in legal and accounting costs of approximately $475,000; increases in the expenses of stock administration, including printing, transfer agent and stock exchange fees of approximately $141,000; increases in the number of personnel, and salaries of personnel, which resulted in an increase of approximately $182,000; increases in director fees and expenses of approximately $89,000; and increases in our insurance costs of approximately $104,000. Much of the increase to our general and administrative expenses, including most of those mentioned previously, are directly or indirectly, related to the increased costs associated with being a public company.

Interest Income (Expense), Net

Interest income (expense), net in the three months and nine months ended September 30, 2005, was $156,536 and $387,130, respectively, compared to ($1,397,322) and ($3,247,774) during the same periods in 2004, representing net increases in interest income (decrease of expense) of $1,553,858 and $3,634,904, respectively. Interest income, net, in the three and nine months ended September 30, 2005 is comprised almost entirely of interest income earned from cash and cash equivalents and investment securities. Interest expense, net for the three and nine months ended September 30, 2004 includes approximately $1,165,000 and $2,852,000, respectively, of amortization of note discounts and deferred charges relating to convertible promissory notes, which were issued in January and February of 2004. The remainder is comprised of 8% interest on the face of the $5.0 million convertible promissory notes, approximating $235,000 and $403,000 for the three and nine months ended September 30, 2004, respectively, and immaterial amounts of interest income. The convertible promissory notes were fully settled upon the conclusion of our IPO in October 2004, therefore there is no similar expense in 2005.

Other Expense, Net

Other expense, net for the three months ended September 30, 2005 was $14,641 as compared to $6,646 for the same period in 2004, representing an increase of $7,995 or 120%. Other expense, net for the nine months ended September 30, 2005 was $35,369 as compared to $10,671 for the nine months ended September 30, 2004, representing an increase in other expenses of $24,698 or 231%. The changes in other expense, net for the three and nine months ended September 30, 2005 as compared to the same periods in 2004, resulted primarily from differences in the amount of foreign exchange gains) losses) and the write-off of withholding taxes that we did not expect to realize, in the respective periods.

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

We had net operating loss carryforwards for federal and state income tax purposes of approximately $38.5 million at September 30, 2005 and $28.5 million at September 30, 2004. The federal net operating losses will expire if not utilized on various dates from 2019 through 2025. The state net operating losses will expire if not utilized on various dates from 2009 through 2013. Our Israeli subsidiary has capital loss carryforwards of approximately $600,000 that can be applied to future capital gains for an unlimited period of time under current tax rules.

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

As of September 30, 2005, we accrued approximately $83,000; net, to reflect the estimated taxes that our subsidiary would have to pay if it distributed its accumulated earnings to us. Should the subsidiary derive income from sources other than the approved enterprise during the relevant period of benefits, this income will be taxable at the tax rate in effect at that time (currently 34%, gradually being reduced to 30% in 2005-2008). Through September 30, 2005, our Israeli subsidiary received tax benefits of approximately $700,000.

Net Loss

Our net loss decreased to $1,090,355 and $4,197,265 in the three and nine months ended September 30, 2005, respectively, from $2,168,527 and $5,735,388 for the comparable periods in 2004, as a result of the changes in our revenues, income, costs and expenses as described above.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the year ended December 31, 2004, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Revenue Recognition

In 2003, we sold lifetime subscriptions to our consumer product and did not recognize revenue from those sales since the obligation to continue serving such content had no defined termination date and adequate history to estimate the life of the customer relationship was not available. Cash received from such lifetime licenses is reflected as long-term deferred revenues on the accompanying balance sheets. Those lifetime subscriptions amount to approximately $425,000 as of September 30, 2005. We have not yet determined what the ultimate disposition of such deferred Revenues will be, and when it will impact our Statement of Operations. Beginning December 2003 and throughout 2004, we generally, sold consumers one-year subscriptions to GuruNet. We recognize the amounts we received from those subscriptions over the life of the related subscription. Beginning April 2004, certain users who purchased lifetime subscriptions in 2003 exchanged their lifetime subscriptions for free two-year subscriptions to a newer, enhanced version of the GuruNet product. The cash previously received from such users is being recognized as revenues over the new two-year subscription.

Beginning January 2005, we no longer offered subscriptions to our consumer products and/or websites. Notwithstanding, we have not terminated fixed-term and lifetime subscriptions to GuruNet that we previously sold. This means that those users will continue to receive content and will not have to upgrade their software. The software they downloaded in conjunction with their subscription is being supported. Our accounting treatment relating to those subscriptions has not changed, since we continue to honor those subscriptions.

As noted earlier, our business model for answers.com is now primarily an advertising-only model. There are various pricing plans for Internet advertisements, currently available in the industry. Currently, most of our ad revenue is earned from keyword-targeted advertisements. When a user searches sponsored keywords, a link to an advertiser’s Website is displayed. Generally, we do not contract directly with advertisers, but rather, obtain those advertisers through the efforts of a third party that locates advertisers seeking to display sponsored links in our product. The third party is obligated to pay us a portion of the revenue it earns from advertisers, as compensation for our sale of promotional space on our Internet properties. Amounts earned from such third parties are reflected as revenue on our statement of operations in the period in which such advertising services were provided.

Accounting for Stock-based Compensation

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”), which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123") to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock-based compensation for employees under APB 25, and elect the disclosure-only alternative under SFAS 123 and provide the enhanced disclosures as required by SFAS 148.

We record deferred stock-based compensation expense for stock options granted to employees and directors if the market value of the stock at the date of grant exceeds the exercise price of the option. We recognize expenses as we amortize the deferred stock-based compensation amounts over the related vesting periods. The market value of our stock, so long as we were a private company (prior to our initial public offering in October 2004), was determined by us based on a number of factors including comparisons to private equity investments in us. These valuations are inherently highly uncertain and subjective. If we had made different assumptions, our deferred stock-based compensation amount, our stock-based compensation expense, our net loss and our net loss per share could have been significantly different. Subsequent to our initial public offering, stock-based compensation cost for awards to employees is determined in relation to the market value of our public shares.

The fair value of stock warrants and stock options granted to non-employees are measured throughout the vesting period as they are earned, at which time we recognize a charge to stock-based compensation. The fair value is determined using the Black-Scholes option-pricing model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the contractual life of the warrant or option. As discussed above, the market value of the underlying stock was based on assumptions of matters that are inherently highly uncertain and subjective. Since, prior to our IPO there had been no public market for our stock, and since subsequent to our IPO we have not had sufficient history to actually predict our volatility, our assumptions about stock price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our stock price volatility following the offering. If we had made different assumptions about the fair value of our stock or stock price volatility, or our estimate of the time stock warrants and stock options will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different.

For example, in the first quarter of 2005, we estimated that the fair value of 100,000 common stock warrants that our investment banker received in connection with an agreement pursuant to which it provided us with general financial advisory and investment banking services, to be $577,000. Such amount is being amortized over the minimum life of the agreement, which is six months. One of the assumptions driving the fair value of the warrants was the estimate of the date the warrants will be exercised. We assumed the warrants will be exercised on the last day before they expire, which is five years after the date the warrants were issued. If, for example, we had assumed that the warrants would be exercised one year after their issuance, their value, and the charge would have been approximately $146,000, rather than $577,000.

We are required in the preparation of the disclosures required under SFAS 148 to make certain estimates when ascribing a value to employee stock options granted during the year. These estimates include, but are not limited to, an estimate of the average time option grants will be outstanding before they are ultimately exercised and converted into common stock. These estimates are integral to the valuing of these option grants. Any changes in these estimates may have a material effect on the value ascribed to these option grants. This would in turn affect the amortization used in the disclosures we make under SFAS 148, which could be material. For disclosure purposes only, the fair value of options granted in the past to employees was estimated on the date of grant using the minimum-value method with the following weighted average assumptions: no dividend yield; risk-free interest rates of 2.18% to 6.59%; and an expected life of three to five years. The fair value of options granted to employees subsequent to May 12, 2004, the date of our first filing with the U.S. Securities and Exchange Commission in connection with our IPO is measured, for disclosure purposes only, according to the Black-Scholes option-pricing model, with the following weighted average assumptions: no dividend yield; risk-free interest rates of 3.19% to 4.18%; volatility between 38.62% and 66.76%, and an expected life of four years. If we had made different assumptions than those noted above, the related disclosures under SFAS 148 could have been significantly different.

Finally, the FASB recently enacted Statement of Financial Accounting Standards 123-revised 2004 ("SFAS 123R"), "Share-Based Payment" which replaces SFAS 123, Accounting for Stock-Based Compensation". The expected impact of SFAS 123R on future periods is discussed in the section of this Management’s Discussion and Analysis titled “Recently Issued Accounting Pronouncements”.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment to APB No. 29." This Statement amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on our results of operations and financial condition.

In December 2004, the FASB issued SFAS 123R, which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. We are required to adopt SFAS 123R in the first quarter of fiscal 2006. Upon adoption, the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We have not yet determined the impact the adoption of SFAS 123R will have on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20 “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for the Company beginning January 1, 2006.

Liquidity and Capital Resources

General

Our principal sources of liquidity are our cash, cash equivalents and investment securities, and to a lesser extent, cash inflows from revenues.

As of September 30, 2005, we had $21,055,014 of assets consisting of $2,635,071 in cash and cash equivalents, $16,250,000 in investment securities, $569,960 in other current assets and the remaining balance in property and equipment and other long-term assets. Total liabilities as of September 30, 2005, reflect current liabilities of $1,250,956, consisting primarily of accounts payable and accrued expenses and compensation. Long-term liabilities of $1,094,963 are comprised primarily of liabilities in respect of employee severance obligations and deferred revenues, long-term.

Cash flows for the nine months ended September 30, 2005 and 2004 were as follows:

	September 30, 2005	September 30, 2004

Net cash used in operating activities	$(2,969,887)	$(3,092,838)
Net cash used in investing activities	$(10,950,990)	$(187,862)
Net cash provided by financing activities	$15,015,006	$3,808,819

Despite a net loss of $4,197,265 during the nine months ended September 30, 2005, our net cash used in operations was $2,969,887. The primary reasons for the large difference is that approximately $1,035,000 of our operating expenses was the result of non-cash, stock-based compensation, and due to various changes in our operating assets and liabilities. Despite a net loss of $5,735,388 during the nine months ended September 30, 2004, our net cash used in operations was $3,092,838. This was due to many factors, the most significant of which is non-cash, amortization of promissory note discounts.

Cash used in investing activities of $10,950,990, during the nine months ended September 30, 2005 is attributable primarily to purchases of investment securities of $26,750,000, less proceeds from the sale of investment securities, of $16,350,000, and to capital expenditures of $408,000. Investment securities consist of investments in auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods of 28 days, classified as available-for-sale securities and stated at fair value. Cash used in investing activities of $187,862 during the nine months ended September 30, 2004 resulted primarily from the purchase of the Answers.com domain name for $80,200 and capital expenditures of approximately $116,000.

Cash flow from financing activities during the nine months ended September 30, 2005 was comprised of the net proceeds, of approximately $15,015,000 from the exercise of warrants via the Warrant Reload Agreement, and from other exercises of stock warrants and stock options. Further details regarding such proceeds are noted below, in the section titled Current and Future Financing Needs, and in the notes to the accompanying financial statements. Cash flow from financing activities during the nine months ended September 30, 2004 resulted from the net proceeds of bridge notes that were issued in January and February 2004, less issuance costs incurred in anticipation of our October 2004 IPO.

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

In February 2005 we entered into the Warrant Reload Agreement with certain holders of warrants that were issued by us in 2004 in connection with the bridge financing, pursuant to which such holders exercised an aggregate of 1,871,783 Bridge Warrants. Under the terms of the Warrant Reload Agreement, in order to provide incentive to the warrant holders to exercise their Bridge Warrants, for every share of common stock purchased by the holders through the exercise of Bridge Warrants, the Company issued to the warrant holders new warrants, dated February 4, 2005, to purchase such number of shares of common stock equal to 55% of the number of shares of common stock underlying their respective Bridge Warrants. As a result, we raised approximately $12.2 million, net of costs relating to the exercise. Further, during the nine months ended September 30, 2005, we raised approximately $2.8 million, from other exercises of warrants and options.

Based on our current plans, we believe our existing cash resources will be sufficient to enable us to meet our planned operating needs for the next twelve months. Not withstanding the foregoing, our business strategy includes growth through business combinations and licensing or acquiring products and technologies complementary to our business, which could require use of a significant amount of our available cash.  We may therefore need to raise additional capital through future debt or equity financing to finance such initiatives and to finance growth.  We cannot be certain that additional financing will be available on acceptable terms, or at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.

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

Obligations and Commitments

Operating leases:

We have entered into various non-cancelable operating lease agreements for offices and vehicles, for lease periods up to 5 years, expiring between 2006 and 2010.

Future minimum lease payments under such non-cancelable operating leases, as of September 30, 2005 are as follows:

Year ending December 31	$

2005	78,645
2006	360,979
2007	358,778
2008	324,599
2009	316,467
2010	170,398

1,609,866

Other commitments:

In the ordinary course of business, we enter into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and investor relations arrangements. As of September 30, 2005, the commitments under such agreements, which are for initial periods between one and three years, amounted to approximately $160,000.

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

In addition, we have reviewed our internal controls over financial reporting and have made no changes during the quarter ended September 30, 2005, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 14, 2005, Mr. Steven Tover (“Tover”), former Vice President, Business Development & Sales of the Company, filed a statement of claim with the Regional Labor Court in Jerusalem, Israel, against (i) the Company, (ii) Mr. Robert Rosenschein (the Company’s CEO and a Chairman of the Board), and (iii) Mr. Steven Steinberg (the Company’s CFO) in the amount of approximately US$50,000, for deferred salary, severance pay and allegedly unpaid commissions. Tover’s action further claims that he is entitled to certain additional and future commissions pursuant to various business transactions and to exercise stock options granted to him, which, according to the Company, have expired at the close of fiscal 2004. The stock options discussed in Tover’s claim consist of 43,441 options to purchase such number of shares of common stock of the Company, with an exercise price of $2.76 per share. After consultation with legal counsel, management believes that the probability of Tover’s action prevailing is low. The named defendants completely reject the validity of Tover’s claims and have filed a preliminary response to the statement of claim. By order of the Labor Court, Tover is expected to file an amended statement of claim in the next several weeks.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Answers Corporation’s Annual Meeting of Stockholders held on July 12, 2005, three matters were voted upon. A description of each matter and a tabulation of the votes for each of the matters follow:

1.	Proposal to elect two Class I directors to hold office for a three year term or until their respective successors are duly elected and qualified:

	Votes
Nominee	For	Withheld
Mark A. Tebbe	6,294,216	44,015
Lawrence S. Kramer	6,294,027	44,204

2.	Proposal to approve Answers Corporation’s 2005 Incentive Compensation Plan:

Votes
For	Against	Abstain
1,202,842	376,719	11,625

3.

Proposal to ratify the appointment by the Audit Committee of Somekh Chaikin, a member of KPMG International, to serve as Answers Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

Votes
For	Against	Abstain
6,136,500	21,117	180,614

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Certificate of Amendment dated October 14, 2005 amending the Amended and Restated Certificate of Incorporation of the registrant.

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*
The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Answers Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANSWERS CORPORATION

Date: November 7th, 2005	/s/ Robert S. Rosenschein
Robert S. Rosenschein
Chief Executive Officer
(Principal Executive Officer)

/s/ Steven Steinberg
Steven Steinberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Certificate of Amendment dated October 14, 2005 amending the Amended and Restated Certificate of Incorporation of the registrant.

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*
The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Answers Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.