Form 10KSB
period 2005-12-31
Answers CORP
filed 2006-03-20
CIK 1283073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission File Number 001-32255

ANSWERS CORPORATION
(Name of small business issuer in its charter)
Delaware	98-0202855
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Jerusalem Technology Park
The Tower
Jerusalem 91481 Israel
(Address of principal executive offices)

Issuer's telephone number, including area code: 972-2-649-5000

Securities registered under Section 12(g) of the Exchange Act:

Title of Class

Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ☐ Yes ☒ No

State issuer’s Revenues for its most recent fiscal year: $2,053,095

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

7,377,077 shares of $0.001 par value common stock at $10.46 per share as of March 15, 2006 for a market value of $77,185,145. Shares of common stock held by any executive officer or director of the issuer and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 7,728,174 shares of common stock, $0.001 par value (as of March 17, 2006.)

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

ANSWERS CORPORATION
FORM 10-KSB

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. In some cases, you can identify forward-looking statements by our use of words such as “may,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” or the negative or other variations of these words and other similar words. Such forward-looking statements include, but are not limited to, statements regarding the results of product development efforts and the scope and success of future operations. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" in Item 6 and elsewhere in this Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission, including among others the uncertainties associated with our ability to increase the number of users visiting our Website, our ability to increase the number of partners who will generate increased traffic to our Website, our ability to improve the monetization of our products, a decision by Google to stop directing user traffic to Answers.com through its definition link, a decision by search engines to change the algorithms responsible for directing search queries to the web pages that are most likely to contain the information being sought by Internet users or restrict the flow of users visiting our Website, our ability to renew current contracts with content providers on commercially acceptable terms or that our costs with respect to these contracts will not increase prohibitively following any renewal, the risks of litigation relating to our intellectual property, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

PART I

Item 1. Business

General

We operate an answer-based service that provides computer users with content covering millions of topics, through our Web site, Answers.com, our optional downloadable applications and distribution channels. Our technology aggregates and presents information from disparate sources and delivers results to users’ queries in a single consolidated view - a snapshot of multi-faceted definitions and explanations from attributable reference sources. As a result of our intelligent aggregation of multiple sources of content, our Answers.com topic pages (called an AnswerPage) often appear among the top links on search results pages of Internet search engines. Further, we also obtain traffic from users who visit www.answers.com directly to research topics. We seek to differentiate ourselves by providing our users with relevant information that can be helpful alongside results achieved through traditional search engines. Answers.com also includes other related information in various formats, such as charts, graphs and maps, and provides pointers to relevant sites, blogs and other external search resources.

On January 3, 2005, we announced the release of Answers.com, a free-access website that had been launched in August 2004 in beta version. Prior to January 2005, we were primarily in the business of selling subscriptions for access to our answer-based product.

In conjunction with Answers.com, we also released 1-Click Answers(TM), a software tool that facilitates more efficient access to Answers.com. 1-Click Answers(TM) allows users working in almost any application, such as e-mail, spreadsheet, word processing, database or other program to click on a word or phrase within a document and access Answers.com’s online library and its display of information about that word or phrase in a web browser or pop-up window. While Web users enjoy our integrated reference information, our basic Web site does not provide the “1-Click” functionality and context analysis that we include in our supplemental 1-Click Answers(TM) software version. 1-Click Answers(TM) is available for users of both Microsoft Windows(R) (via the “alt-click” combination) and Apple’s Macintosh OS X (by selecting the text and applying the Cmd-Shift-G keys). For example, when clicking on the word “Ford” appearing in the context of Ford Motor Company, Harrison Ford or Francis Ford Coppola, the system will process and recognize the context and deliver information on vehicles, movie stars and film directors, respectively. In Windows, 1-Click Answers(TM) also includes a downloaded toolbar for query lookup while using Microsoft Internet Explorer for Windows(R) as well as a docked AnswerBar utility.

Our primary revenue source for monetizing Answers.com traffic is advertising. Most of our ad revenue is earned from sponsored text-based links and image ads, either as pay-per-performance ads or paid-for-impression advertising. In the pay-for performance model, we earn revenue based on the number of clicks associated with such ads; in the paid-for-impression model, our revenues are derived from the display of ads.

In addition to Answers.com organic traffic, we partner with third-party sites that deliver our services to their users. The fees we pay to our distribution channels are often calculated as a percentage of the revenue we earn by delivering services to their users. When a third-party site monetizes our content using their own revenue mechanism, we are paid by that partner. These arrangements are based on various formulas, including a percentage of the revenues they earn by delivering our services to their users, fees based on the number of user queries and fixed periodic fees.

Answers.com’s collection of over three million answers is drawn from over sixty titles from brand-name publishers, as well as original content created by Answers.com’s own editorial team. Among the titles we currently license from third-party sources are:

•	AccuWeather
•	All Media Guide
•	The American Heritage Dictionary (Fourth Edition) from Houghton Mifflin
•	CIA World Factbook 2005, prepared by the Central Intelligence Agency
•	Columbia University Electronic Encyclopedia (Sixth Edition)
•	Computer Desktop Encyclopedia

•	Gale Encyclopedia of Cancer
•	The History of Science and Technology, from Houghton Mifflin
•	MarketWatch, Inc. from Dow Jones
•	Taylor's Dictionary for Gardeners, from Houghton Mifflin
•	West’s Encyclopedia of American Law (First Edition)
•	Wikipedia

By attributing the data source of each piece of our information on each web page, we enable our users to make an independent evaluation as to the credibility of our data.

Industry Background

The emergence and wide acceptance of the Internet has fundamentally changed how millions of people and businesses find information, shop and purchase goods and services. Worldwide, there are over 1 billion people using the Internet, with 225 million in North America. Online search is the primary tool most people rely on to carry out everyday research. Web search engines are the functionalities people use in seeking to locate specific information, goods and services. According to Nielson/NetRatings, in December 2005, the number of searches performed on search engines in the United States increased by 55% to 5.1 billion, in comparison to 3.3 billion recorded searches in the last month of 2004.

Search engines provide two critical functions. First, they gather, index and store information about Websites in a database. Second, their algorithms analyze the information and present relevant search results in the form of links directly to Websites. Businesses seeking to increase the number of visitors to their Websites have increasingly recognized the value of being included in search results. With the prevalence of search engine use, compelling content continues to grow in importance as websites try to attract Internet users. We participate in this phenomenon as our “AnswerPages” are often viewed as relevant by search engines algorithms and rank highly in their results.

Advertising is a primary source of revenue for many Internet Websites. According to Merrill Lynch, online advertising is expected to represent 4.7% of total advertising in 2005, or $12.8 billion, an increase of 34% from 2004. There are two primary categories of Internet advertising, ‘pay for performance’ (or, cost per click (CPC)), and ‘pay for impression’ or cost per 1,000 impressions (CPM). According to Merrill Lynch, pay for performance advertising represented 43% of total online advertising in 2005.

We use both types of advertising to generate revenue on our site. In the case of performance-based advertising, the advertiser only pays when a user clicks on an ad, as opposed to viewing the ad, in impression-based advertising. One of the types of CPC advertising we utilize is keyword-targeted ads, also known as ‘sponsored links’. A unique aspect of keyword-targeted CPC advertisements is that they display an advertiser’s message in front of prospective consumers at a time that a user has shown he or she is interested in what the advertiser has to offer, either due to his or her search for the keyword, click on a directory link, or visit to a site that relates to such keyword.

Our Strategy

First and foremost, our goal is to establish Answers.com as the premier information/reference content site on the Internet. In executing on our plan, we intend to expand, enhance and optimize the three key elements that drive our business:

•	Content

•	Traffic

•	Revenue

We strive to continuously license new, rich and attributable content, and have our content continually indexed by the Internet search engines, resulting in growth in queries directed to our Website. This ongoing expansion and enhancement of content, as well as our optimization of the content-integration and implementation, taken together, form the foundation of our ‘search engine optimization’ (SEO) efforts. We envision these efforts contributing to the growth in our traffic and, as a result, increased revenues.

Our revenue is primarily driven by the query traffic generated by Answers.com and our ability to effectively monetize that traffic. Our current traffic is primarily based on:

•	Search engines - when our pages rank very high in the Internet search engines’ algorithmic systems, Answers.com results are more likely to be accessed by users.

•	Google definition link - our informal, non-contractual relationship pursuant to which Google currently links to our pages for definitions.

•	Answers.com direct users - users visiting our site directly, through partnering websites, or via 1-Click Answers.

Striving to promote our brand recognition and broaden our traffic base, we will continue partnering with other Websites that would place a topic lookup bar (known as an AnswerBox) or other links on their own Web pages, thus increasing traffic from search engine or portal properties and service providers.

Our primary revenue model for monetizing Answers.com query traffic is advertising, derived from the following sources:

•
Performance-based ads - advertisements that generate revenue when a user clicks on a link. These ads are also referred to as RPC: revenue-per-click, or CPC: cost-per-click to the advertiser. These ads may be textual or graphical but are more frequently represented as textual “sponsored listings”.

•	Impression-based ads (textual or graphical ads) - advertisements that generate revenue when displayed on a page, i.e. when viewed by a user, not clicked on.

The key elements of our strategy are to:

Continue strengthening the Answers.com brand. To enhance public awareness of our product, we are pursuing a brand development strategy through public relations, product features that encourage word-of-mouth sharing and active direct marketing to strategic target sectors. Our branding strategy centers on positioning us as a single source of aggregated, authoritative content on a vast, dynamic and growing collection of topics, a reliable one-stop shop for all one’s research and reference needs. To date, we have received favorable reviews from numerous publications including The Wall Street Journal, Forbes and the Washington Post for our innovative approach, and are seeing a significant increase in the number of journalists citing Answers.com as a source for data in their articles. Importantly, we believe that building our brand will not only increase traffic to Answers.com directly, but will also encourage search engine visitors to select links to us when our topics appear in the search engines’ results pages. The goal of these marketing efforts is to increase direct traffic to Answers.com as well as search engine traffic and traffic directed from other sources and, ultimately, to increase revenues by monetizing the traffic through the display of advertising and other revenue producing elements.

Continue developing our content library. To maintain our competitive advantage, we must continue to develop a rich base of authoritative reference information from third parties and original content. To supplement our ongoing efforts in increasing the depth and breadth of our reference information, we intend to continue entering into arrangements with content providers to display their content in response to our users’ queries. We will continue to analyze site activity to determine where specific improvements will be most effective for a better user experience, improved scope and quality of our content and effective traffic monetization.

Expand our capacity to solicit paid advertising by further developing our ability to target our audience. We believe that we can help advertisers more effectively target sought after audiences and consumers. We plan to provide focused sponsored links and relevant advertisements related to a user’s specific search and we will integrate additional content that will serve as an effective trigger to prompt these ads. We intend to continue investing in technology to develop, monitor and segment our user base, so that our advertiser partners may more effectively reach their target audiences, resulting in increased advertising rates. In addition, we expect to continue seeing increased revenues from relevant, paid search results.

Develop affiliate, co-branding and other traffic-driving partnerships and revenue-sharing arrangements with Websites and service providers. We believe that opportunities exist for partnering with other Websites and service providers that wish to enhance the user experience associated with their sites, which in turn will serve to extend our brand and increase our traffic and revenues. For example, we have entered into agreements with Comet Systems, Inc., a leader in connected, intelligent desktop software and A9.com, a search engine introduced by A9.com, Inc., a subsidiary of Amazon.com, Inc., to provide our answer-based search service within their Web products. We also deliver our service to the New York Public Library’s homeworkNYC.org site and others. Finally, we also contract with third-party Websites that send traffic to Answers.com as part of a revenue-sharing arrangement, such as Mozilla’s Firefox browser. We believe that these collaborations will result in an increase in traffic to Answers.com and other properties associated with our services, which in turn will increase our revenues. Financial arrangements may involve income based on, among others, development, hosting and maintenance fees paid from the partner in consideration for our services, query-dependent fees, or a split of ad revenue from ads displayed on either the partner’s site or on Answers.com.

Differentiate us by developing technologically advanced products and services. Whether by developing technology in-house (e.g., our Find As You Type feature, or improvements to our 1-Click Answers(TM) software) or by acquisition of third-party software (e.g., the Brainboost Answer Engine, a natural language engine, currently in the process of being integrated into the existing Answers.com services), we seek to create tools, methods and user experiences that set Answers.com apart from alternative search methods on the Web.

Sales, Marketing and Distribution

Direct to user. We attract users to our Website primarily through press coverage, trade shows, blog entries/reviews, links from other Websites (including sites that have contractually partnered with us and sites that link to Answers.com at their own initiative), and both on-line and off-line advertising. The primary methods through which we intend to reach our target audience are:

•
Public Relations. We have contracted with public relations services and have experienced encouraging success in building our brand. We have received multiple favorable reviews from numerous publications including USA Today, The Washington Post, The Wall Street Journal, Forbes and PC Magazine and plan on expanding our public relations efforts. We seek to attain coverage in publications large and small, and also to encourage librarians, teachers, journalists and others to utilize Answers.com as a powerful research source.

•
Advertising. We engage in Internet-based advertising and run targeted online ads. We also engage in print advertising, including posters, magazine ads, mass mailings and other forms of direct and general marketing. Finally, we work to list our 1-Click Answers(TM) software on shareware and freeware sites,

•
Word of mouth marketing. We have seen ongoing success in distribution when fans of our products speak of their experiences using our products with friends, colleagues, family, and others. While this trend seems to transpire on its own, we work to encourage the practice by adding features that make it a simple act to link to us or send an e-mail with information about the site. We also work with Computer User Groups, newsletter publishers and bloggers, all of whom share new technologies with constituents.

•
Search Engines. We continuously strive to optimize AnswerPages (topic result pages) so as to increase the likelihood of search engines displaying links to our Website high in their indexed results pages when users search for information covered by our service. Our branding efforts dovetail this work, with a view to having our name recognized as a trusted source and, consequently, a better chance of selection by the users of search engines.

Education Channels. We see the educational sector as a key market that could benefit from our products, which provide:

•	credible, attributed information;
•	tools for citing our content in a bibliography; and
•	a user experience that reduces distraction.

We help students of various ages focus on quickly and easily finding facts and information on a vast array of subjects. Our specific target in the education market is students, parents and educators concerned with filtering and improving the quality of information that their children and students access on the Internet.

Content Providers and Hosting Services

Scope and quality of content. Answers.com’s collection of over three million answers is drawn from over sixty titles from brand-name publishers, as well as original content created by Answers.com’s own editorial team. Our service offers customers access to various topics, including:

•	General reference: dictionary, thesaurus, encyclopedia and history;
•	Language: idioms, translations, new words, acronyms, abbreviations, lexicon, idioms, grammar, sign language, quotes about and quotes by;
•	Business: company snapshot descriptions, economics, finance, investment terms and currency conversions;
•	Arts and culture: fine arts, literature, poets, music, instruments and study guide;
•	Legal: Encyclopedia of American Law;
•	Medical: medical dictionary, medical analysis and other health topics;
•	Science and technology: conversions, computer encyclopedia, science, genetics, chemistry, mathematics and e-mail shorthand;
•	People: famous personalities and celebrities, historical figures, musical artists, authors, columnists, royalty and sports biographies;
•	Food and nutrition: nutritional values, recipes, diets and wine glossary;
•	Government: US presidents, US cabinet, US congress, political parties (international), national anthems and world leaders;
•	Leisure: holidays, gardening, movies, TV shows, song lyrics, Harry Potter terms, wood glossary and yoga;
•	Religion: Bible, Christianity, Judaism, Islam, Hinduism and Buddhism;
•	Places: countries, states, weather, maps, dialing codes, local times, currencies by country, state parks and universities;
•	Military: military terms, weapons and bio-terrorism; and
•	Sports: baseball hall of fame, golf, tennis, MLB, NFL, NHL and NBA.

We may change any of the topics and/or reference sources covered from time to time.

Content License Agreements. We license content provided in our products pursuant to written agreements with recognized publishers of information, including, but not limited to, Houghton Mifflin (dictionaries and glossaries), Thomson-Gale (expansive specialized encyclopedias), Columbia University Press (general concise encyclopedia), All Media Guide (musical information and popular artists bios) and Dow Jones MarketWatch (financial information). These agreements are generally for fixed periods, mostly ranging from one year and up, renewable by consent of the parties and entitle us to provide the licensed information to our end users through our product in return for a fixed amount payable over the life of the agreement either in a lump some up front, or payable over the course of a fixed schedule, either monthly, quarterly or annually. Our product also includes content we license at no cost, content publicly available from the Web and content we develop and author independently. We are increasingly looking to license and make available content that is either not or minimally available elsewhere on the Internet.

Web Hosting. We primarily outsource our Web hosting to Data Return LLC.  Although we generally purchase the servers ourselves, they are operated and managed by Data Return LLC in multiple data centers that operate our proprietary software and host the tools and databases required to maintain our consolidated information sources. Our site architecture is globally load balanced among multiple data centers to provide a fully redundant system. The servers receive a user’s query, analyze the query for the best possible match and return a properly formatted result.  We anticipate that we have the ability to add server capacity and Internet bandwidth as required by our growth in traffic. Our agreement with Data Return, effective November 9, 2004, will continue through the latest date that any Statement of Work issued pursuant to the agreement is in effect. Web hosting services are generally available from multiple sources and we believe that we can replace Data Return if they can no longer supply Web hosting services to us on acceptable terms.

Research and Development

We devote a substantial portion of our resources to inventing and developing new products, maintaining and enhancing existing products, expanding and improving our fundamental technology and strengthening our technological expertise. In fiscal years 2004 and 2005, we spent approximately $1,033,521 and $2,345,361 respectively, on research and development of our products. Our engineering and production teams are located in our Jerusalem, Israel development facility with additional production support provided from our office in New York City. We have developed internally, acquired or licensed the products and services we offer.

On December 6, 2005, we announced our acquisition of the entire limited liability interests of Brainboost Technology, LLC, a Delaware limited liability company. As a result of such acquisition, we took title to and possession of those certain assets owned by Brainboost, chiefly, all intellectual property rights associated with a proprietary innovation known as the ‘Brainboost Answer Engine’, a cutting-edge Artificial Intelligence technology targeting natural language search on the World-Wide-Web. The Brainboost technology is intended to complement the existing technology that powers Answers.com. Our goal is to integrate the Brainboost Answer Engine into Answers.com so as to have it apply to our growing content library. In parallel, we will continue to utilize the Brainboost Answers Engine as a tool to provide answers from external Web site pages. We expect to complete a fully scaled integration by the end of 2006.

In connection with the acquisition, we also entered into an employment agreement with Assaf Rozenblatt, the developer of the Brainboost Answer Engine. Since December 2005, Mr. Rozenblatt has been serving as our Director of Natural Language Research and has taken charge of the integration and further development of the Brainboost technology within our systems and proprietary products.

Competition

As providers of a unique service, we differentiate ourselves in the information-retrieval space. We face formidable competition in every aspect of our business from numerous websites, including, but not limited to, vertical content publishers, search engines, and other companies that seek to connect users with information on the Web. We operate in the market for Internet products and services, which is highly competitive and characterized by rapid change, converging technologies and increased competition from companies offering information integrated into other products and media properties. Our ability to compete depends on numerous factors, many of which are outside our control. Some of our current and potential competitors, such as WebMD, Dictionary.com, Ask.com, Microsoft, and Yahoo! have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Therefore, they may be able to devote greater resources to the development and promotion of their services than we can to ours. Our competitors may develop products and services that are equal or superior to those of ours or that achieve greater market acceptance. Many of our competitors offer a wider range of products than we do, which could attract our consumers to competitive sites, and consequently, result in less traffic to our Websites and reduced advertising-generated revenues.

Although search engines can be viewed as competitors, they are also major providers of query traffic to Answers.com. When our AnswerPages rank highly or poorly in their algorithmic ranking systems it significantly impacts our user traffic. In this sense, these competitors also act as an engine that fuels our business.

The following areas characterize our competition:

•	Online reference sites such as WebMD.com, Dictionary.com, Wikipedia, LookSmart and HighBeam Research;
•	Destination portals and search engines including Google, Yahoo! and The Microsoft Network (MSN);
•	Enterprise aggregation and research service providers and primary publishers such as Factiva, LexisNexis and McGraw-Hill; and
•	One-click information access software providers.

Our competitive edge resides in providing our users with comprehensive information from multiple sources integrated into a single AnswerPage. Other content sites will often display information from a single source. Our unification and integration of multiple content providers is a unique feature and one of our most important advantages. We compete with online reference sites and one-click information access software providers by aggregating significant amounts of content from disparate sources to be made available to our users.

We seek to generate advertising revenues through pay-per-click or pay-per-impression text or graphical advertising or other advertising. We attract users with our service that is useful and differentiated enough to generate significant query traffic. Once people are using our service and viewing the topics it presents, we have the opportunity to furnish relevant sponsored links and other forms of advertising. Our ability to compete for advertising revenue will greatly depend on our degree of success in increasing the number of users who utilize our service and view our AnswerPages and in our ability to properly segment and sell advertisements on such pages.

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

However, to resolve some of the current legal uncertainty, we expect new laws and regulations to be adopted that will be directly applicable to our activities. Any existing or new legislation applicable to Answers.com could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, and could dampen the growth in use of the Internet in general. Several new federal laws have already been adopted that could have an impact on our business. The CAN-SPAM Act of 2003 is intended to regulate spam and create criminal penalties for unmarked sexually-oriented material and emails containing fraudulent headers. The USA Patriot Act is intended to give the government greater ability to conduct surveillance on the Internet by allowing it to intercept communications regarding terrorism and computer fraud and abuse. The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others. The Children’s Online Protection Act (COPA), the Children’s Online Privacy Protection Act (COPPA) and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act of 2003, are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors. In addition, the Protection of Children From Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Likewise, other laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Under the U.K. Data Protection Act and the European Union Data Protection Directive, a failure to ensure that personal information is accurate and secure or a transfer of personal information to a country without adequate privacy protections could result in criminal or civil penalties. Such legislation may impose significant additional costs on our business or subject us to additional liabilities. We post our privacy policy and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policy, Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the European Union, as well as before the United States Congress and various state legislative bodies regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business through a decrease in user registrations and revenues. These decreases could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

Due to the global nature of the Web, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate such laws, such laws may be modified and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition. We may be subject to legal liability for our online services. We direct users to a wide variety of services that enable individuals to exchange information, conduct business and engage in various online activities on an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Claims may be threatened against us for aiding and abetting defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of information that we provide links to or that may be posted online.

Intellectual Property

The United States Patent and Trademark Office has granted us three United States patents. In addition, we have been granted one Israeli patent by the Israel Patent Office and have one patent pending in the United States for various aspects of our word-based referencing search and Web-wide based information retrieval technologies that power our proprietary Website, Answers.com. Furthermore, a patent application has been recently filed covering the technology underlying the Brainboost Answer Engine.

The following chart sets forth details concerning our three U.S. issued patents.

Patent	Expiration Date	Description

Method for providing	August 2, 2018	This patent claims a method by which our
Computerized word-based		product points at text on a screen, eliminates
Referencing (U.S. Patent		ambiguities based on contextual analysis and
6,393,443)		displays the appropriate definitions, information
entries and/or translations, as requested by the user.
Web-based information	August 12, 2019	This patent claims a method by which our
retrieval responsive to		application displays promotional data in
displayed word identified by a		response to a look-up query of a word
text-grabbing algorithm		displayed in the body of a text.
(U.S. Patent 6,341,306)
Web-based information	August 12, 2019	The patent claims a method by which a
retrieval (U.S. Patent		user can use the keyboard and mouse in
6,519,631)		combination to mark a word on a computer
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

Employees

At December 31, 2005, we had 48 employees, of which 38 are full-time employees and 10 are part-time employees. As of such date, 41 employees were located in our office in Jerusalem, Israel and 7 employees were based in our New York City office. None of our employees are subject to a collective bargaining agreement, and we consider our employee relations to be satisfactory.

Operations in Israel

The Law for the Encouragement of Capital Investments, 5719 - 1959, provides that upon application to the Investment Center of the Ministry of Industry, Commerce and Employment of the State of Israel (“Investment Center”), a proposed capital investment in eligible capital expenditures may be designated as an Approved Enterprise. Each certificate of approval for an Approved Enterprise relates to a specific investment program delineated both by its financial scope, including its capital sources, and by its physical characteristics, such as the equipment to be purchased and utilized under the program. The tax benefits derived from any certificate of approval relate only to taxable income derived from growth in manufacturing revenues attributable to the specific Approved Enterprise. If a company has more than one approval or only a portion of its capital investments are approved, its effective tax rate is the result of a weighted combination of the applicable rates.

Taxable income of a company derived from an Approved Enterprise is subject to tax at the maximum rate of 25%, rather than the current rate of 34%, for the benefit period. This period is ordinarily 7 years beginning with the year in which the Approved Enterprise first generates taxable income, and is limited to 12 years from when production begins or 14 years from the date of approval, whichever is earlier. A company owning an Approved Enterprise may elect to receive an alternative package of benefits, which allows the company to receive tax exemptions rather than grants. Under the alternative package, the company’s undistributed income derived from an Approved Enterprise will be exempt from tax for a period of between two and ten years from the first year of taxable income, depending on the geographic location of the Approved Enterprise within Israel, and the company will be eligible for the tax benefits under the law for the remainder of the benefit period.

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

Our Israeli subsidiary, GuruNet Israel Ltd., currently has two capital investment programs, both of which were granted Approved Enterprise status. Income arising from our Approved Enterprise is tax-free under the alternative package of benefits described above and entitled to reduced tax rates based on the level of foreign ownership for a period of 10 years from the first year in which our Israeli subsidiary generates taxable income from such Approved Enterprise, but not later than certain specified periods. We have begun to generate taxable income for purposes of this law and we have utilized these tax benefits beginning 2000. The law also provides that an Approved Enterprise is entitled to accelerated depreciation on its property and equipment that are included in an approved investment program.

On March 30, 2005, the Israeli legislature approved a reform of the Law for the Encouragement of Capital Investments, 5719 - 1959, which permits companies that meet the criteria of an alternative benefits track of tax benefits to receive the benefits without prior approval and with no requirement to file reports with the Investment Center.  Under the reform, approval of a candidate for the benefits will take place via the Income Tax Authorities as part of the regular tax audits. Certain conditions were set in order to receive the benefits. The reform does not retroactively apply for investment programs having an approved enterprise approval certificate from the Investment Center issued prior to December 31, 2004 and should not impact an existing approved enterprise, which received written approval. The reform applies to a new Approved Enterprise and for an approved enterprise expansion for which the first year of benefits may be as early as 2004.

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

We were incorporated as a Texas corporation in December 1998, and reorganized as a Delaware corporation in April 1999. In October 2005, we changed our name from GuruNet Corporation to Answers Corporation. Our principal executive office is located at Jerusalem Technology Park, the Tower, Jerusalem 91481 Israel, and our telephone number is +972 649-5000. Our U.S. office is located at 237 West 35th Street, Suite 1101, New York, NY 10001 and our telephone number at this location is 646-502-4777. Our corporate Website is located at http://www.answers.com. Information contained in our Website is not incorporated by reference into this annual report.

Item 2. Description of Property

Our corporate headquarters and research and development facility is located in the entire 7th floor of the Tower, Jerusalem Technology Park, P.O. Box 48253, Jerusalem 91481, Israel in approximately 1,000 square meters of space occupied under a 5-year lease with a monthly rental rate of approximately $11,000 during the first year of its term and approximately $15,000 for the last 4 years of its term. The lease will expire in July 2010, with an option to extend the term for an additional 5 years.

Our New York office, which serves as our U.S. headquarters for investor relations, sales, marketing and business development operations, is located at 237 West 35th Street, Suite 1101, New York, NY 10001 and occupies a portion of the 11th floor of this location. The lease for this premises commenced in May 2005 and will expire in June 2010 and according to its terms the average base rent for the offices during the first year is approximately $66,000 per annum, gradually increasing to approximately $74,000 per annum for the final year.

Item 3.  Legal Proceedings

Steven Tover

On July 14, 2005, Mr. Steven Tover (“Tover”), former Vice President, Business Development & Sales of the Company, filed a statement of claim with the Regional Labor Court in Jerusalem, Israel (the “Court”), against (i) us, (ii) our Israeli subsidiary, GuruNet Israel Ltd., (iii) Mr. Robert Rosenschein (our CEO and Chairman of the Board), and (iv) Mr. Steven Steinberg (our CFO) in the amount of approximately US$50,000, for deferred salary, severance pay and allegedly unpaid commissions. Tover’s action further claimed that he is entitled to certain additional and future commissions pursuant to various business transactions and to exercise stock options granted to him, which, according to us, have expired at the close of fiscal year 2004. The stock options discussed in Tover’s claim consist of 43,441 options to purchase such number of our shares of common stock, with an exercise price of $2.76 per share.

On September 28, 2005 the Court accepted the named defendants’ motion and ordered Tover to re-file his statement of claim, for lack of facts substantiating his claims and for lack of clarity in describing the damages sought. On December 6, 2005 Tover filed his amended statement of claim, in which he raised the amount of damages sought to $70,000, in addition to aforementioned declaratory redress pertaining to future commissions and stock options. The named defendants completely reject the validity of Tover’s claims and on February 1, 2006, filed a joint statement of defense together with a motion to dismiss the amended statement of claim on the grounds that Tover did not pay the full Court fees and for lack of cause.

Following a pre-trial hearing that took place on March 5, 2006, the Court recommended that the litigants explore the possibility of resolving the dispute through mediation. We estimate that the probability of Tover prevailing in the Claim is low, although we cannot guarantee how any court will rule on a given matter.

Babylon

On March 8, 2006, we submitted a statement of claim with the Tel-Aviv District Court against Babylon Ltd., for infringement of Israel Patent Number 121,457. The remedies that we seek are damages in the sum of NIS 1,000,000 (approximately $210,000), an accounting and an injunction. We estimate that the chances of success are reasonable, although we cannot guarantee how any court will rule on a given matter.

Item 4.  Submission of Matters to a Vote of Security Holders

We held a Special Stockholders’ Meeting on October 11th, 2005 whereby stockholders were required to vote on one proposal, namely, to amend our Amended and Restated Certificate of Incorporation to change our name from GuruNet Corporation to Answers Corporation. The corporate name change was approved at such meeting.

The results of the vote are summarized in the table below:

Proposal	Votes For	Votes Against	Votes Abstain	% Votes For
#1	6,562,654	17,049	1,899	93.22*

* Based on an aggregate of 7,040,152 shares of common stock issued and outstanding on the date of the stockholders' meeting.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock has been quoted on the Nasdaq National Market under the symbol “ANSW” since August 2, 2005. Prior to such date, our common stock was traded on the American Stock Exchange, under the symbol GRU, between October 13, 2004 and August 1, 2005. Prior to October 13, 2004, there was no established market for our shares.

The prices per share reflected in the table below represent, for the periods indicated, the range of high and low closing sale prices for our common stock as reported by the American Stock Exchange from October 13, 2004 through August 1, 2005; and the range of high and low closing sale prices for our common stock as quoted on the Nasdaq National Market from August 2, 2005 through December 31, 2005.

	High	Low
Year ended December 31, 2004
First quarter	N/A	N/A
Second quarter	N/A	N/A
Third quarter	N/A	N/A
Fourth quarter (From October 13, 2004)	$9.43	$4.40

Year ended December 31, 2005
First quarter	$28.5	$7.56
Second quarter	$23.20	$10.55
Third quarter	$16.30	$10.65
Fourth quarter	$13.50	$8.77

The closing sale price of our common stock as reported by the Nasdaq National Market on March 15, 2006 was $10.46 per share.

Number of Stockholders

As of March 15, 2006, there were 63 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any cash dividends to the holders of our common stock and we do not expect to pay any such cash dividends in the foreseeable future as we expect to retain our future earnings for use in operation and expansion of our business.

Recent Sales of Unregistered Securities

Warrant Reload

On February 4, 2005, we entered into an agreement with certain holders of the bridge warrants, under which the holders of the bridge warrants exercised an aggregate of 1,871,783 bridge warrants at the exercise price of $7.20 per share (with the exception of Vertical Ventures, LLC, which held a warrant exercisable at $3.75 per share) for aggregate proceeds to us of approximately $12,220,000, net of fees and expenses. As an incentive to the holders to exercise their respective bridge warrants, we issued to the holders 1,029,488 new warrants to purchase such number of shares of common stock (equal to 55% of the number of shares of common stock underlying their respective bridge warrants) at an exercise price of $17.27 per share. The warrants are presently exercisable and expire on February 4, 2010.

Underwriter Purchase Options

Upon completion of our IPO, we sold to our underwriters, Maxim Group LLC and EarlyBirdCapital, Inc., for a total purchase price of $100.00, an option entitling the underwriters or their assigns to purchase 117,500 shares of our common stock (allocated in equal shares of 58,750 to each of the underwriters) at a strike price of $6.25 per share.

In October 2005, Maxim Partners LLC, Maxim Group LLC’s assignee, exercised its purchase option in its entirety and was issued an aggregate of 58,750 shares of common stock in consideration for approximately $367,000.

In November 2005, EarlyBirdCapital, Inc. exercised its purchase option in its entirety, on a cashless basis, and was issued an aggregate of 27,067 shares of common stock.

Common Stock Issuance

On December 1, 2005 (“Closing Date”) we entered into a Purchase Agreement, pursuant to which we acquired the entire limited liability interests of Brainboost Technology, LLC, a Delaware limited liability company, from Brainboost Partnership, for an aggregate of $4,000,000 in cash and 439,000 shares of common stock of the Company. Said stock consideration is subject to a lock-up agreement for a period of 12 months from the Closing Date, with 1/12 to be released from lock-up each 30 day period during the first 6 months, an additional 25% to be released from lock-up 9 months after the Closing Date and the remaining 25% to be released 1 year after the Closing Date.

Brainboost Partnership is entitled to certain price protection rights, whereby a drop of our stock price below a certain threshold, within a certain timeframe, would trigger its right to receive certain compensation for the reduction in the stock consideration’s value. The price protection is also subject to cancellation at the cumulative occurrence of certain conditions relating to the market price of the stock consideration, the registration of the stock consideration, and other criteria including termination, under certain circumstances, of a principal of Brainboost Partnership from employment with the Company prior to the one-year anniversary of the Closing Date.

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

Outstanding Warrants

As of March 15, 2006, there were outstanding warrants to purchase 1,157,763 shares of our common stock.

Purchases of Equity Securities

We have not purchased any equity securities during the three-month period ending December 31, 2005.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Overview

We own, operate and provide an online answer-based information-retrieval service that offers Internet users conveniently formatted snapshot, multi-faceted definitions and explanations, integrated into a single consolidated browser view. Our flagship site, Answers.com, is a leading aggregator of information and reference content, on more than 3 million topics, covering general reference, business, arts and culture, legal, medical, science and technology, people, places, music and many others. Our topic library contains over 60 titles from brand-name publishers. Additionally, we offer "1-Click Answers" - a software tool that facilitates more efficient access to Answers.com by allowing users working in any application such as e-mail, spreadsheet or word processing to click on a word or phrase within a document and access Answers.com’s online library via a pop-up window.

On January 3, 2005, we announced the release of Answers.com, a website that had been launched in August 2004 in beta version. The launch of the Website represented the company’s gravitation to a new ad-based revenue model, as opposed to our previous subscription-based model. Prior to January 2005, we sold subscriptions to our answer engine product, GuruNet. Prior to December 2003, we sold lifetime subscriptions to GuruNet, generally for $40. In December 2003, we decided to alter our pricing model and moved to an annual subscription model, generally, $30 per year. A desire to grow revenues led to our current implementation, in January 2005, of a free-to-customer product, Answers.com and "1-Click Answers" software. Since the launch of Answers.com in January 2005, we have ceased offering new subscriptions to GuruNet.

In evaluating our 2005 operating results as compared to 2004, please bear in mind the change in our business model that transpired in January 2005.

Answers.com Traffic, Answers Services and Monetization

Our revenue is primarily driven by the query traffic generated by Answers.com and our ability to effectively monetize that traffic. Our current traffic is primarily based on: (i) Search engines: when our pages rank very high in the search engines’ algorithmic systems, Answers.com results are more likely to be accessed by users; (ii) Google’s definition link: our informal, non-contractual relationship, in which Google links to our pages for definitions; and (iii) Answers.com direct users - users visiting our site either directly, through partnering websites, or via 1-Click Answers. Our primary revenue model for Answers.com traffic is based on advertising. Most of our ad revenue is earned from performance-based ads, whereby we earn revenue based on the number of clicks associated with such ads (e.g., sponsored links), and paid-per-impression advertising, whereby revenues are derived from the display of ads (e.g., graphic ads).

The more users to whom we deliver answer-based search services results, the more revenues we will potentially earn. Thus, we approach third-party sites offering to incentivize them for the right to deliver our services to their users. The fees we pay to such partners are often calculated as a percentage of the revenue we earn by delivering services to their users. We also earn revenues from partners that pay us for providing our answer-based search services to their users. These arrangements are based on various formulas, including a percentage of the revenues they earn by delivering our services to their users, fees based on the number of user queries and fixed periodic fees.

Recent Developments

On December 1, 2005, we acquired Brainboost Technology, LLC, creators of the Brainboost Answer Engine (“BAE”), for $4 million in cash and 439,000 shares of restricted stock, including certain price protection rights. In connection with the transaction, the developer of the BAE joined our company as Director of Natural Language Research.

The BAE delivers answers to end-user generated natural language questions by identifying pages on the web that contain sentences or phrases that appear to answer such specific questions. We are currently in the process of integrating the BAE- artificial intelligence technology enabling natural language search on the Web - into our own product line. We also plan that in cases where Answers.com contains the information that answers an end-user’s question, the results will be extracted by the BAE from the Company’s internal content-base.

On October 17, 2005, we changed our corporate name from GuruNet Corporation to Answers Corporation. On August 2, 2005 we began trading on NASDAQ under the symbol ANSW. Prior to such date, our shares were traded on the American Stock Exchange under the symbol GRU.

Commencing with the fourth quarter of 2005, based on the continued increase of our principal operations and revenues, we no longer consider ourselves a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises” (“SFAS No. 7”). Accordingly, we have ceased applying SFAS No. 7 in our financial statements.

Results of Operations

Revenues

Revenues in 2005 were $2,053,095 compared to $193,283 in 2004, an increase of $1,859,812 or 962%. Revenues in 2005 consisted, approximately, of Answers.com advertising revenues of $1,771,000, revenues from co-brands of $110,000, and subscription revenue of $172,000. In contrast, revenues in 2004 resulted from subscription revenues.

As noted earlier, on January 3, 2005, we announced the release of Answers.com, and embarked on a new ad-based revenue model. Our Answers.com advertising revenue is a function of various factors, the most basic of which are the level of our traffic or queries, and how effectively we monetize such traffic. We gauge the effectiveness of our monetization efforts by measuring our revenue per one thousand queries, or RPM. Our objective is to increase both traffic and RPM's in a manner that values the critical impact that each has on the outcome of our advertising revenue. We need to increase our RPM's while ensuring that we do not alienate our current and potential users and partners.

Our Answers.com average daily queries have grown significantly during the course of 2005. During the first, second, third and fourth quarters of 2005, our average daily queries, were approximately 900,000, 1,780,000, 1,770,000 and 2,100,000 respectively. Our advertising revenue from such traffic, during the first, second, third and fourth quarters of 2005, was $107,000, $357,000, $500,000, and $807,000, respectively. Our average RPM’s, during the first, second, third and fourth quarters of 2005, were $1.32, $2.20, $3.07 and $4.18, respectively.

Our RPM’s rose throughout 2005 due to various initiatives, including, adding or switching the ad companies with which we partner, the location and number of ads on our Answer pages, the types of ads we present, and seasonality. More specifically, we first began monetizing Answers.com in the middle of January, when we began using and testing various advertising network providers. We reached an important milestone in March as we began using Google's contextual AdSense advertising on our Answers.com information pages. In June we added performance-based advertising from Shopping.com to our commercially oriented query traffic.  This was initially only a small subset of our total traffic. In September, we began migrating our AdSense sponsored links from the right rail to wider ads within the body of our content, and we increased the number of ads per page.  These changes resulted in significant improvements in AdSense revenue per page.  In the fourth quarter, we expanded our Shopping.com advertising to include the majority of our traffic, and we also improved the relevancy of these ads. These actions resulted in increased revenues per page.  In November, we began displaying impression based graphical advertising on a subset of our pages.  This also contributed to the growth in our ad revenues per page.  Finally, in the fourth quarter, we benefited from the seasonal strength of advertising rates that is normal in the industry in the fourth quarter.  We continuously work to improve RPMs though our efforts in site design. This also contributed to our RPM improvement in 2005.

Our co-branding arrangements with third parties, whereby users receive our answer-based search services on a co-branded web site, resulted in approximately $110,000 of revenues in 2005. Our co-branding arrangements with third parties have not had a substantial impact on 2005 revenues, primarily because such co-branded websites have not garnered enough traffic.

Subscription revenue of approximately $172,000, in 2005, resulted primarily from recognition of previously deferred subscription license revenue. We have not sold subscriptions since January 2005. The 2005 subscription revenue relates to fixed-term subscriptions we sold prior to such date. As of December 31, 2005, we still have approximately $27,000 of deferred revenue from fixed-term subscriptions that will be recognized in 2006. Additionally, as of December 31, 2005, we have approximately $425,000 of long-term deferred revenues, relating to subscriptions, which had no defined term, which we sold in 2003. We have not yet determined what the ultimate disposition of such long-term deferred revenues will be, and when it will impact our Statement of Operations.

Cost of Revenues

Cost of revenues is comprised almost entirely of fees to third party providers of content, web search service fees, data center costs (including depreciation of information technology assets), traffic acquisition costs (contractual revenue sharing obligations resulting from our distribution arrangements and payments to Web site operators for visitors directed to Answers.com) and production operations and customer support salaries, benefits, travel and overhead costs.

Cost of revenues in 2005 was $1,002,531 compared to $647,055 in 2004, an increase of $355,476 or 55%. This increase was due, primarily, to increased compensation costs of approximately $167,000 as a result of staffing additions in production operations and customer support, increases in data center costs (including depreciation of information technology assets) required to manage more Internet traffic of $69,000, fees we began paying Google in February 2005 for the web search results they provide us of $67,000, and increases in allocated overhead costs (discussed further in the General and Administrative Expenses section of this MD&A) of $48,000.

As noted earlier, we are currently in the process of integrating the BAE- artificial intelligence technology enabling natural language search on the Web - into our own product line. The BAE, which will be incorporated into Answers.com, delivers answers to end-user generated natural language questions by identifying pages on the web that contain sentences or phrases that appear to answer such specific questions. In contrast, Answers.com in its current state is topic-based, much as an encyclopedia database of licensed content topics to get the user the “answer” he or she seeks. As Brainboost-type queries will require us to scour the web, we believe the cost per query, for such queries, will be higher than our current costs per query.

Research and Development Expenses

The salaries, benefits, travel and overhead costs of personnel conducting research and development of our products and services, amortization of acquired software, and consulting costs, comprise practically all of our research and development expenses. In 2005, the projects being conducted by the research and development team related mostly to the integration of advertising and content into Answers.com, user interface improvements and enhanced product functionality and features, website analytical tools, and co-brand development.

Research and development expenses in 2005 were $2,345,361 compared to $1,033,521 in 2004, an increase of $1,311,840 or 127%. The increase is due, primarily, to compensation and other charges resulting from the acquisition of Brainboost Technology, LLC, discussed further below, and increases in compensation-related expenses of approximately $400,000, due to growth in our research and development team, salary increases and stock-based compensation.

In December 2005 we purchased Brainboost Technology, LLC for $4 million in cash and 439,000 shares of restricted stock. As a result of the purchase we acquired software technology, the BAE, valued at approximately $5.4 million, in-process research and development (“IPR&D”) valued at $97,050, and a portion of the purchase price was allocated to deferred compensation, discussed further in the next paragraph, valued at approximately $4.2 million, The BAE is being amortized over its estimated useful life of six years and resulted in amortization of approximately $74,000 in December. The entire balance of IPR&D was also charged to expense in December 2005.

Under the terms of the Brainboost purchase, 50% and 25% of the shares of restricted stock are in escrow for 3 and 6 months, respectively, after the purchase date. Release from escrow is contingent upon the continued employment, at Answers, of one of the principals of the general partnership which formerly owned Brainboost Technology, LLC, an expert in artificial intelligence and natural language search technology. The value of the shares of restricted stock that is contingent on his employment, approximately $4.2 million, was recorded as deferred compensation on the acquisition date. The deferred compensation is reflected as a contra equity account on the accompanying balance sheet, thus reducing stockholders’ equity, and is being amortized and charged to expense, on a straight-line basis, over the requisite six month employment commitment period. In December 2005, we recorded approximately $700,000 of additional compensation expense as a result of the amortization of the deferred compensation.

In addition to the hiring of one of the principals of the general partnership which formerly owned Brainboost Technology, LLC as our Director of Natural Language Research, we also expect to hire a number of engineers and other technical staff, in 2006, to assist with the integration and further development of the Brainboost technology within our systems and proprietary products. The addition of the Director of Natural Language Research and the expected additional staff noted will increase our compensation expenses by approximately $400,000, on an annualized basis, above and beyond the amortization of the deferred compensation noted earlier.

Sales and Marketing Expenses

The salaries, benefits, travel and overhead costs of sales and marketing personnel, marketing consulting, public relations and marketing services and advertising costs, comprise substantially all of sales and marketing expenses.

Sales and marketing expenses in 2005 were $1,817,723 compared to $932,455 in 2004, an increase of $885,268 or 95%. The net increase is due to a number of factors. Compensation-related expense in 2005 increased by approximately $370,000, and recruiting fees increased by $35,000, as we increased the number of employees in our sales and marketing department, including the hiring of our Chief Revenue Officer at the end of the first quarter of 2005. Additionally, in 2005, we retained a strategic consultant who assisted us in formulating our product and marketing strategy, and in connection therewith, we recorded approximately $35,000 of cash expenses, and $213,000 in stock-based compensation. Further, our advertising, promotion and public relations costs in 2005 rose by $506,000, as compared to the prior year, due to general increases in the level of such activities, as well as various initiatives including the retention of a public relations firm that resulted in approximately $135,000 of expense, and a school poster campaign whereby we distributed tens of thousands of posters at a cost of approximately $125,000. Finally, allocated overhead relating to sales and marketing activities increased by $81,000. The aforementioned increases were offset to a certain degree by a number of factors, the most significant being that in 2004, we incurred approximately $188,000 in consulting costs relating to the redesign of the GuruNet website and marketing strategy.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits, travel costs for financial, legal and administrative personnel, overhead, insurance fees, fees for professional services, including investor relations, legal, accounting and other consulting fees, investment banking fees, and other general corporate expenses. Overhead costs consist primarily of rent, telecommunications, utilities and depreciation expenses.

General and administrative expenses in 2005 were $3,404,440 compared to $1,125,064 in 2004, an increase of $2,279,376 or 203%. The increase is comprised of many individual line expenses, the most significant of which follow:

•
On January 20, 2005, we entered into an agreement with an investment-banking firm, which also acted as one of the underwriters of our IPO, to provide general financial advisory and investment banking services for $5,000 per month, and for a minimum term of six months. Further, upon signing of the contract, the underwriter received fully vested warrants to acquire 100,000 shares of Common Stock at an exercise price of $11.00. This agreement was terminated in September 2005. As a result of this agreement, we recorded approximately $42,000 of cash compensation and $577,000 in stock-based compensation, in 2005. The stock-based compensation resulted from the amortization of the fair value of the warrants on the date of their issuance, over the minimum term of the agreement.

•
In December 2004, we entered into an agreement with an investor relations firm pursuant to which they received $100,000 over a one-year period for providing us with investor relations services. Additionally, pursuant to the agreement, in March 2005, we issued 7,800 shares of common stock to such firm. As a result of this agreement, we recorded approximately $97,000 of cash compensation and $151,000 in stock-based compensation, in 2005. The stock-based compensation resulted from the amortization of the fair value of the stock on its issue date over the expected life of the agreement, through December 2005. (This agreement was renewed for an additional year, at $8,000 per month, with no stock component.)

•
In May 2005, we accelerated the vesting of 7,100 stock options that were granted to a director, in connection with his resignation from our board of directors. As a result, we recorded $85,000 of stock based compensation expense, based on the intrinsic value of the options on the date they were accelerated.

•
The remaining increase in general and administrative expenses stems primarily from increases in legal and accounting costs of $446,000; costs relating to stock administration, including printing, transfer agent, earnings calls and stock exchange fees aggregating $156,000; increased compensation costs, resulting primarily from addition of staff, of $241,000; increases in director fees and expenses of $107,000; increases in our insurance costs of $121,000, and increases in overhead of approximately $195,000.

A significant portion of the increase to our general and administrative expenses are directly or indirectly, related to the increased costs associated with being a public company. In 2004, we were a public company for less than three months, while in 2005, we were public for the entire year. For example, legal and accounting, which rose by $446,000, includes 2005 costs relating to: our annual stockholders meeting and proxy statement; the special stockholders meeting held in October 2005; the move to NASDAQ; the registration statement on Form SB-2 we filed to register the shares underlying the warrants we issued in February 2005 and numerous other SEC filings.

Interest Income (Expense), Net

Interest income (expense), net in 2005, was $555,256, compared to ($4,382,583) in 2004, a net increase in interest income (decrease of expense) of $4,937,839. Interest income, net, in 2005 is comprised almost entirely of interest income earned from cash and cash equivalents and investment securities. Interest expense in 2004 includes approximately $3,962,000 of amortization of note discounts and deferred charges relating to convertible promissory notes aggregating $5 million, which were issued in January and February of 2004. The remainder is comprised of 8% interest on the face of such notes and of monthly liquidated damages in the amount of 1% to 1.5% of the aggregate purchase price of such notes, aggregating $450,000, less interest income of $29,000. The convertible promissory notes were fully settled upon the conclusion of our IPO in October 2004, therefore there are no similar interest expenses in 2005.

Other Expense, Net

Other expense, net in 2005 was $42,248 as compared to $116,012 in 2004, representing a decrease of $73,764 or 64%. Other expense, net in 2005 is comprised mostly of foreign exchange net losses. Other expense, net in 2004 is comprised mostly of the write-off of fees we forfeited when we decided, in October 2004, to list our shares on the American Stock Exchange, rather than the Nasdaq SmallCap Market and the Boston Stock Exchange.

Income Tax Expense

Our effective tax rate differs from the statutory federal rate due to differences between income and expense recognition prescribed by the United States and Israeli tax laws and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating and amortizing property, equipment and intangible assets. The recording of certain provisions results in expense for financial reporting but the amount is not deductible for income tax purposes until actually paid. In addition, our income tax expense has been adjusted for the effect state and local taxes. Our deferred tax assets are mostly offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to transpire.

We had net operating loss carryforwards for federal and state income tax purposes of approximately $42 million at December 31, 2005 and $35 million at December 31, 2004. The federal and state net operating losses will expire if not utilized on various dates from 2009 through 2025. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. In January 2006, we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382 using assumptions regarding the respective values of our stock. Based upon our analysis, we estimate two significant changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986 that would trigger the limitations. The first took place in September 1999 in connection with our Preferred Stock Class C issuance and the second took place in October 2004 with respect to our Initial Public Offering. Based on our current estimates and assumptions, we may utilize approximately $840 thousand for the period prior to September 1999 and approximately $1.8 million in net operating loss carryforwards on an annual basis attributable to the NOL carryforwards between 2000 through 2004, assuming we generate sufficient taxable income in any given year to utilize such amounts. Any unused annual limitation may be carried over to future years. Our Israeli subsidiary has capital loss carryforwards of approximately $600,000 that can be applied to future capital gains for an unlimited period of time under current tax rules.

Our Israeli subsidiary had income in 2005 and 2004, resulting from its cost plus agreement with the parent company, whereby it charges it for research and development services it provides to us, plus 12.5%. However, the subsidiary is an “approved enterprise” under Israeli law, which means that income arising from the subsidiary’s approved activities is subject to zero tax under the “alternative benefit” path for a period of ten years. In the event of distribution by the subsidiary of a cash dividend out of retained earnings which were tax exempt due to the “approved enterprise” status, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received.

As of December 31, 2005, we accrued approximately $85,000, net of deferred tax assets, to reflect the estimated taxes that our subsidiary would have to pay if it distributed its accumulated earnings to us. Should the subsidiary derive income from sources other than the approved enterprise during the relevant period of benefits, this income will be taxable at the tax rate in effect at that time (currently 34%, gradually being reduced to 30% in 2006-2008 and 25% in 2010). Through December 31, 2005, our Israeli subsidiary received tax benefits of approximately $750,000.

Net Loss

Our net loss decreased to $6,013,502 in 2005, from $6,590,519 in 2004, as a result of the changes in our revenues, income, costs and expenses as described above.

Critical Accounting Judgments and Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2005 and 2004, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Revenue Recognition

In 2003, we sold lifetime subscriptions to our consumer product and did not recognize revenue from those sales since the obligation to continue serving such content had no defined termination date and adequate history to estimate the life of the customer relationship was not available. Cash received from such lifetime licenses is reflected as long-term deferred revenues on the accompanying balance sheets. Those lifetime subscriptions amount to approximately $425,000 as of December 31, 2005. We have not yet determined what the ultimate disposition of such deferred Revenues will be, and when it will impact our Statement of Operations. Beginning December 2003 and throughout 2004, we generally, sold consumers one-year subscriptions to GuruNet. We recognized the amounts we received from those subscriptions over the life of the related subscription. Beginning April 2004, certain users who purchased lifetime subscriptions in 2003 exchanged their lifetime subscriptions for free two-year subscriptions to a newer, enhanced version of the GuruNet product. The cash previously received from such users is being recognized as revenues over the new two-year subscription.

Beginning January 2005, we no longer offered subscriptions to our consumer products and/or websites. Our business model for Answers.com is now primarily an advertising model. Generally, we do not contract directly with advertisers, but rather, obtain those advertisers through the efforts of a third party that locates advertisers seeking to advertise in our product. The third party is obligated to pay us a portion of the revenue it earns from advertisers, as compensation for our sale of promotional space on our Internet properties. Amounts earned from such third parties are reflected as revenue on our statement of operations in the period in which such advertising services were provided.

Accounting for Stock-based Compensation

In January 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“SFAS 148”), which provides alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” to require prominent disclosures in annual financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We account for stock-based compensation for employees under APB 25, and elect the disclosure-only alternative under SFAS 123 and provide the enhanced disclosures as required by SFAS 148.

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

The fair value of stock warrants and stock options granted to non-employees are charged to stock-based compensation throughout the vesting period, as they are earned. The fair value is determined using the Black-Scholes option-pricing model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the contractual life of the warrant or option. As discussed above, the market value of the underlying stock was based on assumptions of matters that are inherently highly uncertain and subjective. Since, prior to our IPO there had been no public market for our stock, and since subsequent to our IPO we have not had sufficient history to actually predict our volatility, our assumptions about stock price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our stock price volatility following the offering. If we had made different assumptions about the fair value of our stock or stock price volatility, or our estimate of the time stock warrants and stock options will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different.

We are required in the preparation of the disclosures under SFAS 148 to make certain estimates when ascribing a value to employee stock options granted during the year. These estimates include, but are not limited to, an estimate of the average time option grants will be outstanding before they are ultimately exercised and converted into common stock. These estimates are integral to the valuing of these option grants. Any changes in these estimates may have a material effect on the value ascribed to these option grants. This would in turn affect the amortization used in the disclosures we make under SFAS 148, which could be material. For disclosure purposes only, the fair value of options granted in the past to employees was estimated on the date of grant using the minimum-value method with the following weighted average assumptions: no dividend yield; risk-free interest rates of 2.18% to 6.59%; and an expected life of three to five years. The fair value of options granted to employees subsequent to May 12, 2004, the date of our first filing with the U.S. Securities and Exchange Commission in connection with our IPO, is measured, for disclosure purposes only, according to the Black-Scholes option-pricing model, with the following weighted average assumptions: no dividend yield; risk-free interest rates of 2.17% to 4.44%; volatility between 38.62% and 66.76%, and an expected life of four years. If we had made different assumptions than those noted above, the related disclosures under SFAS 148 could have been significantly different.

Finally, in December 2004 the FASB enacted Statement of Financial Accounting Standards 123-revised 2004 ("SFAS 123R"), "Share-Based Payment", which replaces SFAS 123, “Accounting for Stock-Based Compensation". The expected impact of SFAS 123R on future periods is discussed in the section of this Management Discussion and Analysis titled “Recently Issued Accounting Pronouncements”.

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

Recently Issued Accounting Pronouncements

FASB Staff Position Nos. FAS 115-1 and FAS 124-1 - The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. On September 30, 2004, the FASB issued FSP 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue 03-1, ‘The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments’,” delaying the effective date for the recognition and measurement guidance of EITF 03-1, as contained in paragraphs 10-20, until certain implementation issues are addressed and a final FSP providing implementation guidance is issued. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements in other accounting literature. We do not expect the adoption of EITF 03-1 to have a material effect on our financial statements.

SFAS 123R - Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R). SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R, as modified by SEC rule-making, is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Accordingly, we will adopt SFAS 123R on January 1, 2006.

We plan to implement SFAS 123R using the modified prospective method. Under this method, we will begin recognizing compensation cost for new awards and to awards modified, repurchased or cancelled, based on the SFAS 123R fair value model, after January 1, 2006. Furthermore, we will recognize cost for unvested share-based awards as of January 1, 2006 based on the grant date fair value of those awards, adjusted for estimated forfeitures, as previously calculated and reported for proforma disclosure purposes. We expect stock-based compensation expense under SFAS 123R, related to stock-based awards issued through fiscal 2005, to be approximately $1.2 million per year in fiscal 2006 and 2007, $1.1 million in 2008, and $420,000 in 2009. In addition, to date, we have granted, and expect to grant additional stock-based compensation in the future, which will result in additional stock-based compensation expense.

SFAS 154 - Accounting Changes and Errors Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Errors Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, although it carries forward some of their provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change, and unless transition guidance is provided with respect to a new standard. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets will be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for changes in accounting principle made in fiscal years beginning after December 15, 2005.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, and investment securities that we raised through various financing events, and to a lesser extent, cash inflows from revenues. We have incurred negative cash flow from operations since our inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy.

Over the course of 2004 and 2005, a number of significant financing events transpired. We raised approximately $10.8 million, net of underwriting fees and offering expenses, through our IPO and the exercise of the over-allotment option in 2004. After repaying the portion of the bridge notes that did not convert to common shares, of $3,160,000, approximately $7.6 million remained. In February 2005 we entered into the Warrant Reload Agreement with certain holders of warrants that were issued by us in 2004 in connection with our bridge financing, pursuant to which such holders exercised 1,871,783 Bridge Warrants. Under the terms of the Warrant Reload Agreement, we issued to the warrant holders new warrants to purchase such number of shares of common stock equal to 55% of the number of shares of common stock underlying the respective Bridge Warrants that they agreed to exercise. We raised approximately $12.2 million, net of costs from the Warrant Reload. Additionally, in 2005, we received approximately $3.2 million of additional cash from other exercises of warrants and options, $2.8 million of which took place in the first three quarters of 2005.

As a result of the aforementioned financing activities, as well as other factors noted in our Statement of Cash Flows, we had cash and cash equivalents and investment securities of $18.9 million, and working capital of $18.2 million as of September 30, 2005. On December 1, 2005, we acquired Brainboost Technology, LLC for $4 million in cash and 439,000 shares of stock. As a result of this acquisition, and to a lesser extent, due to other factors that transpired in the fourth quarter, primarily net cash used in operating activities of approximately $1.3 million, offset by cash received from exercised options of $367,000, our cash and cash equivalents and investment securities decreased to approximately $14 million, as of December 31, 2005.

As part of the acquisition of Brainboost Technology, LLC, we granted the sellers certain price protection rights. We agreed that in the event that the average closing price of our common stock for the 20 consecutive trading days (“Average Closing Price”) immediately preceding December 1, 2006 is less than $10.2575, at our option we will either repurchase the common stock held by the sellers at such date for $10.2575 per share or pay the sellers the difference between $10.2575 per share and the Average Closing Price for shares they are still holding. The price protection rights are subject to cancellation at the cumulative occurrence of certain conditions relating to the market price of our common stock and other factors. In the event that the Average Closing Price of our common stock is below $10.2575 on December 1, 2006, the price protection rights have not been cancelled, and the sellers have not sold a significant amount of the common stock issued to them, we may be obligated to pay the sellers a significant amount of additional cash.

Even if there is a significant decrease in our stock price, we believe we have sufficient cash to pay the sellers of Brainboost, LLC the amount owed to them as described above, and meet our planned operating needs for the next twelve months. Notwithstanding, our business strategy includes growth through business combinations and licensing or acquiring products and technologies complementary to our business, which could require use of a significant amount of our available cash.  We may therefore need to raise additional capital through future debt or equity financing to finance such initiatives and to finance growth.  We cannot be certain that additional financing will be available on acceptable terms, or at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.

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

Contractual Obligations and Commitments

As of December 31, 2005, we had the following known contractual obligations and commitments:

Year Ending December 31	Purchase Contracts	Operating Leases	Total

2006	354,741	486,125	790,866
2007	81,000	491,457	572,457
2008	21,000	347,247	368,247
2009	-	316,467	316,467
2010	-	207,331	207,331
Total	$456,741	$1,848,627	$2,305,368

Other Commitments

In the ordinary course of business, we may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements, services to be provided by us, or from intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors, officers and certain employees that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service to us. We maintain director and officer insurance, which may cover certain liabilities arising from our obligation to indemnify our directors, officers and certain employees.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. To date, we have not incurred costs as a result of obligations under these agreements and we have not accrued any liabilities related to such indemnification obligations in our financial statements.

Risk Factors

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described in this prospectus. If any of the risks discussed in this prospectus actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly and you may lose all or a part of your investment. Our forward-looking statements in this prospectus are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below.

Risks Related to our Business

Our current business model, based on increasing visitor traffic to our Website, and monetizing such traffic, through sponsored links and paid advertisements, was initiated in the beginning of January 2005 and is still in a relatively early stage. Our limited experience executing on our new business model and the relatively short history of metrics available to us, make it difficult to evaluate our future prospects and the risk of success or failure of our business.

Implementation of our current business model, announced on January 3, 2005, is in a relatively early stage. Under the new model, introduced approximately one year ago, we are focused on increasing our visitor traffic and monetizing such traffic by utilizing sponsored links and advertisements to generate revenues. This model is still based on limited operating history on which to evaluate potential for future success. Additionally, at the present we have limited experience in growing our traffic and effectively monetizing Answers.com. The combination of the foregoing factors makes it difficult to evaluate the potential for success or failure of our business.

We have experienced significant and continuing net losses since our inception. If such losses continue, the value of your entire investment could decline significantly.

We incurred net losses of $6,013,502, and $6,590,519 for the years ended December 31, 2005 and 2004, respectively. As of December 31, 2005, we had an accumulated deficit of $46,609,619. We cannot assure you that we will be able to achieve net income on a quarterly or annual basis. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to suffer substantial losses which could have an adverse effect on our business and adversely affect your investment in our company. In addition, in connection with the acquisition of Brainboost Technology, LLC, we will experience additional expenses relating to the assets we purchased, including, without limitation, depreciation and compensation. Further, we plan to expand our engineering team in order to expedite the Brainboost technology's integration into our products and technologies and are investing in certain hardware in order to accommodate the usage of the new technology. This expansion and investment will continue to place a significant strain on our operational and financial resources.

If search engines were to alter their algorithms or methods or otherwise restrict the flow of users visiting our Website, our financial results would suffer.

Search engines serve as origination Websites for end-users in search of information. Our topic pages, which are rich in content, often appear as one of the top links on the pages returned by search engines in response to users’ search queries and are subsequently accessed by Internet users. As a result, we rely heavily on search engines for a substantial portion of the users visiting our Website. According to our unaudited internal statistical tools, our traffic originating from search engines (excluding Google-directed “definition link traffic” discussed immediately below) during recent months approximated half of our Website’s overall traffic. Further, a vast majority of all our search engine sourced traffic emanates from Google. Search engines may, at any time, decide to change the algorithms responsible for directing search queries to the web pages that are most likely to contain the information being sought by Internet users. Further, search engines could restrict the flow of users visiting our Website. A change in the algorithms used by search engines to identify web pages towards which traffic will ultimately be directed or a decision to otherwise restrict the flow of users visiting our Website, for any reason whatsoever, could cause a significant decrease in traffic and revenues which would in turn adversely affect our financial condition.

If Google, Inc. decides to discontinue directing user traffic to Answers.com through its “definition link”, we will lose a significant portion of our traffic, which would result in a reduction in our advertising revenues and adversely affect our financial condition.

A significant percentage of our direct query traffic is directed to Answers.com by the “definition link” appearing on Google’s Website result pages. This arrangement is not based on a contractual relationship and can be discontinued by Google at its sole discretion, at any given time. Further, as a result of this arrangement, we obtain a significant amount of secondary traffic (i.e. users who visit our site via the “definition link” and perform additional searches on Answers.com.) According to our internal unaudited statistical tools, the primary and secondary traffic from the Google definition link amounted to approximately 30% of our overall traffic over the course of the last several months. If Google ceases to direct traffic to Answers.com through its “definition link”, we will experience a significant reduction in our advertising revenues, which would adversely affect our financial condition.

If we are unable to retain current Internet users or attract new Internet users, our ability to generate revenues will be adversely impacted, which would adversely affect our financial condition.

In addition to search engine sourced traffic, and traffic directed by the Google definition link, a significant portion of our traffic originates from Internet users arriving at our Website directly, by typing www.answers.com into their web browser. Given the wide availability of free search engines and reference sites, we may not be able to retain current Internet users or attract additional Internet users in this direct fashion. If we are unable to retain such direct Internet users or attract new direct Internet users, our ability to generate revenues will be adversely impacted, which would adversely affect our financial condition.

If we do not continue to innovate, develop and provide content, products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on innovating, developing and providing products and services used by individuals for a high quality Internet experience. Several of our competitors continue to develop innovations in web search and online information retrieval. As a result, we must continue to invest resources in research and development in order to enhance our web search technology and introduce innovative, easy-to-use products and services. If we are unable to develop useful and innovative products and services, users may become dissatisfied and use our competitors’ products.

If our co-branding partnerships and revenue-sharing arrangements with third-party Websites and service providers are not renewed or continued, we could lose advertising revenue, which would have an adverse effect on our business.

We have entered into, and plan to further enter into additional co-branding agreements and revenue-sharing arrangements with third party partners that direct traffic to our Website. To date, such agreements and arrangements have not had a substantial impact on revenues. Notwithstanding, these agreements and arrangements may result in significant revenues in the future, and has provided us with third-party validation of our product offering. These agreements and arrangements may be terminated or discontinued by our co-branding partners and third-party Websites. If these agreements and arrangements impact our revenues substantially in the future, then termination of such agreements and arrangements will result in the loss of advertising revenue and may negatively affect our financial condition. Further, termination of these agreements could impact our credibility in the marketplace.

We may not be able to expand our business through acquisitions and joint ventures and, even if we are successful, our operations may be adversely affected as a result of an acquisition or joint venture.

Our business strategy includes potential growth through business combinations, acquisitions and joint ventures. Our business could be harmed if we are unable to implement this business strategy. Our ability to implement this business strategy depends in large part on our ability to compete successfully with other entities for acquisition candidates and joint venture partners. Factors affecting our ability to compete successfully in this regard include:

•	our financial condition relative to the financial condition of our competitors	•	our ability to obtain additional financing from investors

•	the attractiveness of our common stock as potential consideration for entering into these types of transactions as compared to the common stock of other entities competing for these opportunities	•	our available cash, which in turn depends upon our results of operations and the cash demands of our business

Many of the entities with which we compete for acquisition candidates and joint venture partners have greater financial resources than we do.

If, despite these factors, we are successful in entering into additional business combinations, acquisitions and joint ventures, our business, financial condition and results of operations could be materially and adversely affected if we are unable to integrate the operations of the acquired companies or joint ventures. Our ability to integrate the operations of the acquired companies or joint ventures will depend, in part, on our ability to overcome or address:

•	the difficulties of assimilating the operations and personnel of the acquired companies and the potential disruption of our ongoing business	•	the need to incorporate successfully the acquired or shared technology or content and rights into our products and services

•	the difficulties of establishing a new joint venture, including the need to attract and retain qualified personnel and the need to attract customers and advertisers	•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel or reduction of personnel

•	the difficulties of maintaining uniform standards, controls, procedures and policies

In addition, completing acquisitions could require use of a significant amount of our available cash. Furthermore, we may have to issue equity or equity-linked securities to pay for future acquisitions, and any of these issuances could be dilutive to existing and future stockholders. Acquisitions and investments may also have negative effects on our reported results of operations due to acquisition-related charges, amortization of acquired technology and other intangibles, and/or actual or potential liabilities, known and unknown, associated with the acquired businesses or joint ventures. Any of these acquisition-related risks or costs could adversely affect our business, financial condition and results of operations.

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

Our business depends on our ability to strengthen our brand. If we are not able to enhance public awareness of our answer engine product, we will be unable to increase user traffic and will fail to attract advertisers, which will result in lost revenues.

Expanding and strengthening public awareness of our brand is critical to achieving widespread acceptance of our services and to the success of our business. Strengthening our brand may require us to make substantial investments and these investments may not be successful. We have positioned ourselves as an answer engine rather than a traditional search engine, however, in order to maintain and strengthen the brand, we must continue to develop our reference information and continue to provide quality services. If we are unable to continuously deliver quality services, our brand name will suffer.

We face risks relating to the duration of, and our dependence on, our content provider agreements. Our failure to maintain commercially acceptable content provider relationships would result in a less attractive product to users, and therefore subject us to lost revenue as a result of a loss of users and advertisers.

We are heavily dependent on license agreements with our content providers. There can be no assurance that we will be able to renew these contracts at all or on commercially acceptable terms or that our costs with respect to these contracts will not increase prohibitively following any renewal. If we are unable to contain the costs of these agreements or, if renewal is not possible, or we are unable to develop relationships with alternative providers of content or maintain and enhance our existing relationships, our product will be less attractive to Internet users, which could result in decreased advertising revenues.

Failure to provide users with quality reference information could result in a less attractive product to users, and therefore subject us to lost revenues as a result of a loss of consumers and advertisers.

The attractiveness and popularity of our Website depends heavily on our ability to offer users quality content. If we are not successful in identifying and licensing quality content comprised of reliable current information from third party content providers, the utility of our product to the user will be reduced, which could deter Internet users from using our search engine. The inability of retaining and attracting new Internet users would lead to a loss of revenues and adversely affect our business.

We are dependent upon maintaining and expanding our computer and communications systems. Failure to do so could result in interruptions and failures of our product that would make our product less attractive to consumers, and therefore subject us to lost revenue as a result of a loss of consumers and advertisers.

Our ability to provide high quality user experience depends on the efficient and uninterrupted operation of our computer and communications systems to accommodate the consumers and advertisers using our products. Our failure to maintain high capacity data transmission without system downtime and improve our network infrastructure would adversely affect our business and results of operations. We believe that our current network infrastructure is insufficient to support a significant increase in the use of our products. We have experienced periodic interruptions and failures including problems associated with users downloading our products, which we believe will continue to occur. We will need to enhance and expand our network infrastructure in order to accommodate the users and advertisers using our products.

If we were to lose the services of our key personnel, we may not be able to execute our business strategy that could result in the failure of our business.

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

We face risks relating to our limited use of framing third party Websites inside our GuruNet product, predecessor to Answers.com. If our framing functionality is challenged, we may be subject to litigation which could require us to either cease framing or pay the third party Website owner, either of which could decrease the value of our product to users resulting in lost revenues.

Unauthorized “framing” creates potential copyright and trademark issues as well as potential false advertising claims. Framing occurs when we bring to our Website someone else’s Website that is being viewed by an Internet user and the other Website becomes “framed” by our site. Though some lawsuits on framing have been filed against certain entities in the market, to our knowledge none so far has resulted in fully litigated opinions. There can be no assurance that our limited framing functionality used within our GuruNet product will not be challenged. In the event of a successful challenge, we may be required to cease this functionality, seek a license from the Website owner, pay damages or royalties or otherwise be required to change the way we connect to certain other Websites. Any of these actions could have an adverse effect on our business.

The goal of our acquisition of Brainboost Technology, LLC and the intellectual property rights associated with the BAE is the integration of the Brainboost technology into our existing products and technologies. If we are not successful in this integration process and are not able to leverage the advantages that the Brainboost technology has to offer, our ability to grow our business will suffer and our opportunity for continued business growth will be adversely affected.

As a result of the Brainboost acquisition, we own the assets belonging to Brainboost Technology, LLC, the primary asset of which is comprised of the software and all other intellectual property rights associated with a functionality known as the Brainboost Answer Engine, an Artificial Intelligence technology targeting natural language search on the World-Wide-Web. Failure on our part to successfully integrate the BAE into our products and technologies and to take full advantage of the acquired technology’s potential could harm our ability to grow our business and adversely affect our ability to improve our service.

The Brainboost technology may not achieve broad public acceptance.

The success of Brainboost’s natural language search capabilities largely depends on the degree of public acceptance of this technology and its innovative solution to a difficult area in Internet search. The technology we acquired may not develop a broad audience. Potential new users of our products, once the Brainboost technology has been incorporated into our products and services, may view the Brainboost solution as unattractive relative to other services of competitors, in existence now or currently under development. This could harm our ability to maintain or grow our business.

Our Purchase Agreement with Brainboost Partnership contains certain price protection rights with respect to the shares of common stock issued to Brainboost Partnership, which could result in additional cash being paid to Brainboost Partnership.

As part of the Purchase Agreement with Brainboost Partnership pursuant to which we purchased the entire limited liability interests of Brainboost Technology, LLC, we agreed that in the event that the Average Closing Price of our common stock on December 1, 2006 is less than $10.2575, at our option we will either repurchase the common stock held by Brainboost Partnership and/or its partners at such date for $10.2575 per share or pay Brainboost Partnership the difference between $10.2575 per share and the Average Closing Price subject to certain conditions in the Purchase Agreement. In the event that the Average Closing Price of our common stock is substantially below $10.2575 on December 1, 2006 and Brainboost Partnership and/or its partners have not sold a substantial amount of the common stock issued to them, we may be obligated to pay Brainboost Partnership a significant amount of additional cash, which could have an adverse effect on our financial position.

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

A successful infringement claim against us by any third party, could subject the company to:

·	substantial liability for damages and litigation costs, including attorneys' fees;

·
lawsuits that prevent the company from further use of its intellectual property and require the company to permanently cease and desist from selling or marketing products that use such intellectual property;

·	having to license the intellectual property from a third party, which could include significant licensing and royalty fees not presently paid by us and add materially to the our costs of operations;

·
having to develop as a non-infringing alternative, new intellectual property which could delay projects and add materially to our costs of operations, or may not be accepted by our users, which, in turn, could significantly adversely affect our traffic and revenues; and

·
having to indemnify third parties who have entered into agreements with the company with respect to losses they incurred as a result of the infringement, which could include consequential and incidental damages that are material in amount.

Even if we are not found liable in a claim for intellectual property infringement, such a claim could result in substantial costs, diversion of significant resources and management attention, termination of customer contracts and the loss of customers and significant harm to the reputation of the company.

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

Attempts may be made to copy aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology or deter others from developing similar technology. Our strategy to deter misappropriation could be undermined if:

·	the proprietary nature or protection of our methodologies are not recognized in the United States or foreign countries;

·	third parties misappropriate our proprietary methodologies and such misappropriation is not detected; and

·	competitors create applications similar to ours but which do not technically infringe on our legally protected rights.

If these risks materialize, the company could be required to spend significant amounts to defend its rights and divert critical managerial resources. In addition, the company's proprietary methodologies may decline in value or its rights to them may become unenforceable. If any of the foregoing were to occur, our business could be materially adversely affected.

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

Our business is adversely affected by anything that causes our users to spend less time on their computers, including seasonal factors and national events, and events that are not in our control, such as disasters.

Anything that diverts our users from their customary level of usage of our Website, such as the events of September 11, 2001, could adversely affect our business. Further, our results of operations historically have been seasonal because many of our users reduce their activities on our Website with the onset of good weather during the summer months, and on and around national holidays. Such patterns of seasonality may become more pronounced as our Website gains acceptance by a broader base of mainstream users.

Risks Related to our Common Stock

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is traded on the Nasdaq National Market. There can be no assurance that an active trading market for our common stock will be sustained. Failure to maintain an active trading market for our common stock may adversely affect our shareholders' ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock.

There may be substantial sales of our common stock, which could cause our stock price to fall.

All of our issued and outstanding shares are immediately available for sale in the public market without registration under Rule 144. Sales of a substantial number of shares of our common stock could cause the price of our securities to fall and could impair our ability to raise capital by selling additional securities.

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

Provisions of our Amended and Restated Certificate of Incorporation and Bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our board of directors is divided into three classes, with one class being elected each year by our stockholders, which generally makes it more difficult for stockholders to replace a majority of directors and obtain control of our board. In addition, stockholder meetings may be called only by our board of directors, the chairman of the board and the president, advance notice is required prior to stockholder proposals and stockholders may not act by written consent. Further, we have authorized preferred stock that is undesignated, making it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of Answers Corporation.

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

 We may not be able to enforce covenants not-to-compete under current Israeli law that might result in added competition for our products.

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

Item 7. Financial Statements

The full text of our audited consolidated financial statements for the fiscal year ended December 31, 2005 begins on page F-1 of this Annual Report on Form 10-KSB.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2005, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of December 31, 2005, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls over financial reporting that could significantly affect internal controls during the three months ended December 31, 2005.

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information regarding our directors and executive officers as of March 15, 2006:

Name	Age	Position
Robert S. Rosenschein	52	Chief Executive Officer, President and Chairman of the Board
Steven Steinberg	45	Chief Financial Officer and Secretary
Jeff Schneiderman	42	Chief Technical Officer
Jeffrey S. Cutler	42	Chief Revenue Officer
Bruce D. Smith	44	Vice-President, Investor Relations and Strategic Development
Mark A. Tebbe	44	Director
Edward G. Sim	35	Director
Yehuda Sternlicht	51	Director
Jerry Colonna	42	Director
Lawrence S. Kramer	55	Director
Mark B. Segall	43	Director

Robert S. Rosenschein has been Chairman of our board and President since he founded Answers Corporation in December 1998. From December 1998 to April 2000 and since May 2001, Mr. Rosenschein has served as our Chief Executive Officer. From May 2000 to April 2001, Mr. Rosenschein served as our Chairman. From 1988 to 1997, Mr. Rosenschein was Chief Executive Officer of Accent Software International Ltd. (formerly Kivun), a company that developed multi-lingual software tools, and from 1997 to 1998, Mr. Rosenschein was Chief Technical Officer of Accent Software International Ltd. Mr. Rosenschein graduated with a B.Sc. in Computer Science from the Massachusetts Institute of Technology and received the Prime Minister of Israel’s Award for Software Achievement in 1997.

Steven Steinberg joined Answers Corporation in December 2002 as Vice President of Finance and became our Chief Financial Officer and Secretary in January 2004. From January 2001 to November 2002, he was Vice President of Finance at Percite Information Technologies, Ltd., a supply-chain software company. From November 1998 to December 2000, Mr. Steinberg was Controller of Albar Financial Services Ltd., an automobile finance and leasing company. Previously, he was the Chief Financial Officer of the New York Operations of Health Partners, Inc., and worked for ten years at the New York offices of the accounting firm Coopers and Lybrand where he was an audit manager. Mr. Steinberg graduated with a B.B.A. from Florida International University.

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

Bruce D. Smith has been our Vice President of Investor Relations and Strategic Development since July 2005. From 1999 to July 2005, Mr. Smith was a Managing Director of Archery Capital, a New York based investment firm. Between June 1998 and July 1999, Mr. Smith was the Senior Internet Analyst at Jefferies & Company, where he was responsible for coverage of the industry as well as individual companies. He also maintained coverage of the Internet industry at Merrill Lynch & Co prior to Jefferies. In addition, Mr. Smith was a Senior Technology Analyst at Morgan Stanley Asset Management (a division of Morgan Stanley & Co.). Mr. Smith has a Bachelor of Business Administration (BBA), Magna Cum Laude, from Bernard M. Baruch College of the City University of New York. He is a Chartered Financial Analyst (CFA) and member of the New York Society of Security Analysts.

Mark A. Tebbe has served as a director since December 1998. He currently serves as a member of our Audit Committee and Compensation Committee. Since February 2002, Mr. Tebbe has been Chairman of Techra Networks LLC, a technology-oriented consulting firm. From August 1984 to January 2002, Mr. Tebbe founded and served as Chairman of Lante Corporation, a technology consulting firm. Besides several non-profit and civic organizations, Mr. Tebbe is a board member of SBI Group, Elexos Corp. and Selective Search. Mr. Tebbe is a former director of Octus Inc. and Accent Software International Ltd. Mr. Tebbe graduated with a B.S. in Computer Science from the University of Illinois at Urbana/Champaign.

Edward G. Sim has served as a director since August 1999. He currently serves as the chairman of our Compensation Committee and as a member of our Audit Committee. Mr. Sim is a member and Managing Director of the Dawntreader Group and Dawntreader Funds, which he co-founded in 1998. From April 1996 to April 1998, Mr. Sim worked with Prospect Street Ventures, a New York-based venture capital firm, where he worked on software and technology investments like 24/7 Media. From June 1994 to April 1996, Mr. Sim worked with J.P. Morgan’s Structured Derivatives Group on the development of a real-time trading application for global asset allocation. Mr. Sim currently serves as a director of DeepNines Technologies, netForensics, Inc., Greenplum, and Moreover Technologies. Mr. Sim served as a director of LivePerson from October 2000 to July 2001, Flashbase from June 1999 to June 2000, and Expertcity/GoToMyPC from August 1999 to March 2004. Mr. Sim graduated with an A.B. in Economics from Harvard College.

Yehuda Sternlicht has served as a director since June 2004. He currently serves as the chairman of our Audit Committee and as a member of our Financing Committee. Since November 2003, Mr. Sternlicht has been an independent financial consultant and from January 2004 he also serves as Chief Financial Officer of NanoVibronix Inc. From July 1992 until November 2003, Mr. Sternlicht was employed by Savient Pharmaceuticals, Inc. (“Savient”) and from January 1993 to December 2002 he served as Savient’s Chief Financial Officer. Prior to his years of employment with Savient, Mr. Sternlicht served in several financial and accounting positions in public and private companies and in a large CPA firm. Mr. Sternlicht is qualified as a Certified Public Accountant in the State of Israel and has a BA degree in Accounting and Economy from The Hebrew University, Israel.

Jerry Colonna has served as a director since June 2004. He currently serves as the chairman of our Nominating / Corporate Governance Committee and as a member of our Compensation Committee. From January 2002 until December 2002, Mr. Colonna was a partner with JP Morgan Partners, LLC, the private equity arm of JP Morgan Chase & Co. Since August 1996, Mr. Colonna has been a partner with Flatiron Partners, an investment company which he co-founded. Mr. Colonna is a member of the board of directors of a number of private companies including PlanetOut Inc., as well as a number of non-profit organizations including PENCIL—Public Education Needs Civic Involvement in Learning and NYPower NY. Mr. Colonna holds a B.A. in English Literature from Queens College at the City University of New York.

Mark B. Segall has served as a director since December 2004. He currently serves as the chairman of our Financing Committee and as a member of our Nominating / Corporate Governance Committee. Mr. Segall is the founder and Senior Managing Director of Kidron Corporate Advisors, LLC, a New York based mergers and acquisitions corporate advisory boutique serving emerging growth companies primarily in the technology and financial services sectors. From 2001 to 2003, Mr. Segall was the Chief Executive Officer of Investec, Inc., the U.S. investment banking operations of the Investec Group, a U.K. and African based specialist bank. Previously he was a partner at the law firm of Kramer, Levin and Naftalis LLP, specializing in cross-border mergers and acquisitions and capital markets activities. Mr. Segall currently serves as a director of the Escala Group, the Comtech Group and Integrated Asset Management. Mr. Segall received his B.A. from Colombia University and a J.D. from New York University Law School. Mr. Segall is a designee of Maxim Group LLC, in accordance with our underwriting agreement with Maxim Group LLC.

Lawrence S. Kramer has served as a director since May 2005. He currently serves as a member of our Financing Committee and of our Nominating / Corporate Governance Committee. Since April 2005, Mr. Kramer serves as President of CBS Digital Media, overseeing content and sales of the network's disparate Web properties, including CBS.com, CBSNews.com, SportsLine.com and UPN.com. Formerly, Mr. Kramer was the founder, Chairman and CEO of MarketWatch, Inc., acquired in 2005 by Dow Jones & Company. He has served on the Board of Directors of MarketWatch since the company was founded in 1997 and served as its Chairman of the Board between 1999 and March 2005. Prior to this, between 1994 and 1997, Mr. Kramer served as Vice President of News, Sports and Marketing at Data Broadcasting Corporation. At DBC he created a Sports and News Division, including DBC News, the predecessor company to MarketWatch, Inc. From 1991 to 1994, Mr. Kramer held the position of founder, President & Executive Editor of DataSport Inc. Prior to founding DataSport he spent more than 20 years in journalism as a reporter and editor. During his distinguished career in the newspaper business, he has won a National Press Club Award, Gerald E. Loeb Award and Associated Press Awards for reporting. A past Guest Lecturer at the Harvard Business School for 10 years, Mr. Kramer holds an MBA degree from Harvard and a Bachelor of Science degree in Journalism and Political Science from Syracuse University.

Board Membership Changes

On May 10, 2005, Michael Eisenberg - at the time a member of the board of directors - voluntarily resigned from the board for personal reasons. On the same date, the board appointed Lawrence S. Kramer as a director to replace Mr. Eisenberg.

Board Classes

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

Class	Term	Members
Class I	Expires at our annual meeting in 2008	Mark A. Tebbe and Lawrence S. Kramer
Class II	Expires at our annual meeting in 2006	Edward G. Sim and Jerry Colonna
Class III	Expires at our annual meeting in 2007	Robert S. Rosenschein, Yehuda Sternlicht and Mark B. Segall

Director Compensation

Until July 31, 2005, non-employee directors received an annual fee of $15,000, plus $500 for attendance at each meeting of our board of directors and reimbursement for reasonable travel expenses. In addition to such base fees, members of the board’s Audit Committee were paid an annual fee of $5,000 plus reimbursement for reasonable travel expenses, and the chairman of the Audit Committee was paid an annual fee of $10,000 plus reimbursement for reasonable travel expenses.

Commencing August 1, 2005, non-employee directors receive an annual base fee of $20,000 and reimbursement for reasonable travel expenses, with no additional fee rendered for attendance at board meetings. In addition to their base fees, directors receive annual fees for membership on our committees, pursuant to the fee schedule set forth below:

	Director fee base $	Audit membership $	Compensation membership $	Governance membership $	Financing membership $	Audit Chair $	Other Chair $	Total $

Mr. Colonna	20,000	-	2,500	2,500	-	-	$2,500	27,500
Mr. Kramer	20,000	-	-	2,500	2,500	-	-	25,000
Mr. Segall	20,000	-	-	2,500	2,500	-	2,500	27,500
Mr. Sim	20,000	5,000	2,500	-	-	-	2,500	30,000
Mr. Sternlicht	20,000	5,000	-	-	2,500	7,500	-	35,000
Mr. Tebbe	20,000	5,000	2,500	-		-	-	27,500

Total	120,000	15,000	7,500	7,500	7,500	7,500	7,500	172,500

Director Independence

The Nasdaq listing standards require that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Currently, we have a majority of independent directors on our board. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

 Committees of the Board

Audit Committee. In May 2004, we established an Audit Committee of the board of directors, which consists of Mr. Sternlicht, as Chairman, Mr. Tebbe and Mr. Sim, each of whom is an independent director under the Nasdaq listing standards. The Audit Committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•	reviewing and discussing with management and the independent accountants our annual and quarterly financial statements and any earnings guidance provided to the market;

•	directly appointing, compensating, retaining, and overseeing the work of the independent auditor;

•	approving, in advance, the provision by the independent auditor of all audit and permissible non-audit services;

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

Financial Experts on Audit Committee

The Audit Committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the Nasdaq listing standards. The current Nasdaq listing standards define an “independent director” generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience that results in the individual’s financial sophistication. The board of directors believes that Mr. Sternlicht satisfies the Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the Securities and Exchange Commission.

Compensation Committee. In May 2004, we established a Compensation Committee of the board of directors, which consists of Mr. Sim, Mr. Colonna and Mr. Tebbe, each of whom is an independent director. The Compensation Committee reviews and approves our salary and benefits policies, including compensation of executive officers. The committee also administers our stock option plan, and recommends and approves grants of stock options under that plan.

Nominating / Corporate Governance Committee. In May 2004, we established a Nominating / Corporate Governance Committee of the board of directors, which consists of Mr. Colonna, Mr. Segall and Mr. Kramer, each of whom is an independent director. The purpose of the Nominating / Corporate Governance Committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The committee’s duties, which are specified in our Nominating / Corporate Governance Committee Charter, include, but are not limited to:

•	establishing criteria for the selection of new directors;

•	considering stockholder proposals of director nominations;

•	committee selection and composition;

•	considering the adequacy of our corporate governance;

•	overseeing and approving management continuity planning process; and

•	and reporting regularly to the board with respect to the committee’s duties.

Financing Committee. In July 2005, we established a Financing Committee of the board of directors, which consists of Messrs. Segall, Sternlicht and Kramer, each of whom is an independent director. The purpose of the Financing Committee is to review and discuss with management financing opportunities that we are considering, to evaluate the business merits of all potential mergers and acquisitions and to provide the board of directors with a recommendation as to the terms and conditions of any extraordinary transactions, in consultation with the management team, legal advisors and financial consultants.

Code of Ethics

In May 2004, we adopted a Code of Ethics and Business Conduct that applies to all of our executive officers, directors and employees. The Code of Ethics and Business Conduct codifies the business and ethical principles that govern all aspects of our business. A copy of the Code of Ethics and Business Conduct may be found on our website at www.answers.com.

Employment Agreements

Mr. Rosenschein is employed as our President and Chief Executive Officer pursuant to a five-year employment agreement that commenced on January 1, 2002 and was amended and restated as of January 8, 2004. Mr. Rosenschein’s annual base salary was set at $198,000 during 2005 and adjusted to $217,000 as of January 1, 2006, in accordance with his amended employment agreement. According to his amended agreement, Mr. Rosenschein’s annual base salary is subject to a 10% annual increase and an annual bonus to be determined at the discretion of our board of directors. If we terminate Mr. Rosenschein for any reason other than cause, we are required to pay him a lump sum of $150,000 regardless of how much time remains in the term of his employment agreement less the severance pay portion of his Manager’s Insurance Policy (the “Policy”). If the Policy is greater than $150,000, then Mr. Rosenschein will be entitled to the entire amount payable under the Policy. At the time Mr. Rosenschein’s employment agreement was amended and restated, 241,964 options were granted to Mr. Rosenschein under the 2003 Stock Option Plan. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Rosenschein that have not vested as of the effective date of the change of control. If, within twelve (12) months after such change in control, Mr. Rosenschein is terminated without cause, any unvested options that were granted to Mr. Rosenschein will vest immediately upon the effective date of the termination. Mr. Rosenschein has agreed to refrain from competing with us for a period of two (2) years following the termination of his employment.

Mr. Steinberg is employed as our Chief Financial Officer pursuant to an employment agreement that commenced on April 1, 2004. Mr. Steinberg’s annual base salary was set at $130,800 between January 1, 2005 and mid-September 2005, and adjusted to $140,000 commencing September 20, 2005. Mr. Steinberg or we may terminate the employment agreement by providing three months written notice. If we terminate Mr. Steinberg without cause, we shall extend the period during which Mr. Steinberg may exercise his options granted after the date of his employment agreement by one (1) year from the effective date of Mr. Steinberg’s termination. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Steinberg that have not vested as of the effective date of the change of control. If, within twelve (12) months after such change in control, Mr. Steinberg is terminated without cause, Mr. Steinberg is entitled to four (4) months written notice and any unvested options that were granted to Mr. Steinberg will vest immediately upon the effective date of the termination. Mr. Steinberg has agreed to refrain from competing with us for a period of twelve (12) months following the termination of his employment.

Mr. Schneiderman is employed as our Chief Technical Officer pursuant to an employment agreement that commenced on April 1, 2004. Mr. Schneiderman’s annual base salary was set at $117,480 between January 1, 2005 and mid-September 2005, and adjusted to $140,000 commencing September 20, 2005. Mr. Schneiderman or we may terminate the employment agreement by providing three months written notice. If we terminate Mr. Schneiderman without cause, we shall extend the period during which Mr. Schneiderman may exercise his options granted after the date of his employment agreement by one (1) year from the effective date of Mr. Schneiderman’s termination. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Schneiderman subsequent to his employment agreement that have not vested as of the effective date of the change of control. If, within twelve (12) months after such change in control, Mr. Schneiderman is terminated without cause, Mr. Schneiderman is entitled to four (4) months written notice and any unvested options that were granted to Mr. Schneiderman subsequent to the date of his employment agreement will vest immediately upon the effective date of the termination. Mr. Schneiderman has agreed to refrain from competing with us for a period of twelve (12) months following the termination of his employment.

Mr. Cutler is employed as our Chief Revenue Officer pursuant to an employment agreement that commenced on March 15, 2005. The agreement provides for a base annual salary of $225,000. Mr. Cutler or we may terminate the employment agreement by providing thirty days written notice. If we terminate Mr. Cutler without cause, or if Mr. Cutler resigns for certain “good reasons” enumerated in the employment agreement, we shall extend the period during which Mr. Cutler may exercise his options granted after the date of his employment agreement by one year from the effective date of Mr. Cutler’s termination and pay to Mr. Cutler a lump-sum cash payment equal to between six (6) and twelve (12) months of his base salary, depending upon his length of service at the time of such termination. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Cutler subsequent to his employment agreement that have not vested as of the effective date of the change of control. If the Company terminates Mr. Cutler’s employment without Cause (or if Mr. Cutler resigns for certain “good reasons” enumerated in the employment agreement) at any time during the twelve (12) months subsequent to a change of control, then, 100% of any options granted to Mr. Cutler that have not vested will immediately vest and the Company will pay to Mr. Cutler a lump-sum cash payment equal to his annual base salary at the time of the change in control. If upon a change of control the market closing price of the Company’s common stock is less than 120% of the Company’s market closing price on the employment commencement date, then Mr. Cutler shall have the option to forfeit 200,000 of his options and he shall receive a stock award of 50,000 shares of the Company’s common stock. Mr. Cutler may be eligible to a bonus of up to 75% of his base annual salary, contingent upon meeting certain performance goals. Mr. Cutler has agreed to refrain from competing with us following the termination of his employment for a period of between six (6) to twelve (12) months, depending on certain conditions enumerated in the employment agreement.

Mr. Smith is employed as our Vice President - Investor Relations and Strategic Development pursuant to an employment agreement that commenced on July 27, 2005. The agreement provides for a base annual salary of $175,000. Mr. Smith or we may terminate the employment agreement by providing three (3) months written notice. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Smith subsequent to his employment agreement that have not vested as of the effective date of the change of control. If the Company terminates Mr. Smith’s employment without Cause at any time during the twelve (12) months subsequent to a change of control, then, Mr. Smith will be entitled to three (3) months written notice and 100% of any options granted to Mr. Smith that have not vested will immediately vest. Mr. Smith has agreed to refrain from competing with us following the termination of his employment for a period of twelve (12) months.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers and persons who own more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and changes in ownership of our common stock. Such individuals are also required to furnish us with copies of all such ownership reports they file.

Based solely on information furnished to us and contained in reports filed with the SEC, as well as any written representations that no other reports were required, we believe that during 2005, all Securities and Exchange Commission filings of our directors and executive officers complied with the requirements of Section 16 of the Securities Exchange Act.

Item 10. Executive Compensation

The table below summarizes the compensation earned for services rendered to us in all capacities for the fiscal year ended December 31, 2005 by our Chief Executive Officer and any other officer whose 2005 compensation exceeded $100,000. No other individuals employed by us received a salary and bonus in excess of $100,000 during 2005.

		Annual		Long-term
		Compensation		Compensation

				Awards	Payouts
				Securities		All Other
				Underlying	LTIP	Salaried
Name and Principal	Fiscal	Salary	Bonus	Options/	Payouts	Compensation(1)
Position	Year	($)	($)	SARs (#)	($)	($)
Robert Rosenschein	2005	189,924	—	—	—	58,442(1)
Chief Executive Officer,
President and Chairman
of the Board

Steven Steinberg	2005	125,317	—	—	—	26,958(1)
Chief Financial Officer

Jeff Schneiderman	2005	107,342	—	—	—	25,568(1)
Chief Technical Officer

Jeffrey S. Cutler (2)	2005	178,990	30,000	—	—	26,370(4)
Chief Revenue Officer

Bruce D. Smith (3)	2005	74,936	—	—	—	14,760(4)
VP Investor Relations and Strategic Development

(1)
Includes payments made for the Israeli equivalent of social security, pension and disability insurance premiums, payments made in lieu of statutory severance, payments to continuing education plans, payouts for accrued unused vacation and company vehicle benefits.

(2)	Commenced employment on March 15, 2005.
(3)	Commenced employment on July 27, 2005.
(4)	Includes payments made for health benefits, 401(k) Plan contributions, employee-related taxes and other benefits.

Our named officers routinely receive other benefits from us that are customary to similarly situated companies. We have concluded, after reasonable inquiry, that the aggregate amount of these benefits in each of the years indicated did not exceed the lesser of $50,000 or 10% of the compensation of any named officer.

We provide for direct grants or sales of common stock, and common stock options to employees and non-employees through stock option plans. Stock options are granted at an exercise price as determined by the board at the time the option is granted. Unless specifically approved by the Board of Directors in special cases, the exercise price of an employee incentive stock option shall not be less than 100% of the fair market value of a share on the date of grant. The exercise price of a nonstatutory stock option shall not be less than 85% of the fair market value of a share on the date of grant. Our stock options generally vest over four years with 25% vesting after the first year and the remaining 75% vesting in equal monthly amounts over the following thirty-six month period. Stock options under all plans, with the exclusion of our 2005 Incentive Compensation Plan, have a term of ten years. Stock options granted pursuant to our 2005 Incentive Compensation Plan have a term of six years.

A summary of the status of our various Stock Option Plans and of other options, as of December 31, 2005, is as follows:

	Options available for grant	Options outstanding
1999 Stock Option Plan (1)	—	33,986
2000 Stock Plan (2)	—	24,099
2003 Stock Plan (3)	—	464,284
2004 Stock Plan (4)	4,252	824,501
2005 Incentive Compensation Plan (5)	803,000	47,000
Other Stock Options (6)	—	35,651
	807,252	1,429,521

(1)	Adopted in 1999 and closed for further grants in June 2000.
(2)	Adopted in June 2000 and closed for further grants in August 2003.
(3)	Adopted in August 2003 and closed for further grants in January 2004.
(4)	Adopted in January 2004.
(5)	Adopted in July 2005.
(6)	Issued to certain consultants and underwriters in 1999 and 2004.

OPTIONS GRANTED IN FISCAL YEAR 2005

We granted a total of 545,650 stock options to employees and 20,000 stock options to non-employees, during the fiscal year ended December 31, 2005, of which 11,944 were cancelled. The following table sets forth the number of stock options granted to the named executive officers in fiscal year 2005.

Name	Number of Shares Underlying Options Granted	Date of Option Grant	% of Total Options Granted to Employees in Fiscal Year	Exercise Price	Expiration Date
Jeffrey S. Cutler	200,000	3/15/2005	36.7%	$20.35	3/15/2015
Bruce D. Smith	75,000	7/27/2005	13.7%	$15.35	7/27/2015

2005 FISCAL YEAR END OPTION VALUES

The following table sets forth the value of unexercised “in-the-money” options held that represents the positive difference between the exercise price and the market price of $11.48 at December 31, 2005. No named executive officer exercised any options during 2005.

	Number of Securities Underlying Unexercised in-the-money Options	Value of in-the-money
Name	Exercisable/ Unexercisable	Options Exercisable/ Unexercisable
Robert Rosenschein	115,941 / 126,023	$743,831 / 808,513
Jeff Schneiderman	59,630 / 16,681	$563,018 / 103,923
Steven Steinberg	38,360 / 35,779	$356,028 / 278,732

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2005 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

	No. of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders	1,393,870	$9.14	807,252
Equity compensation plans not
approved by security holders	1,193,414	$15.79	-
Total	1,393,870		807,252

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Options

The table and accompanying footnotes set forth certain information as of March 17, 2006 with respect to the ownership of our common stock by:

•	each person or group who beneficially owns more than 5% of our common stock;

•	each of our directors;

•	our chief executive officer and other executive officers whose total compensation exceeded $100,000 during the year ended December 31, 2005; and

•	all of our directors and officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 17, 2006, as a result of the exercise of options and warrants or the conversion of convertible securities. Accordingly, common stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of March 17, 2006, have been included in the table with respect to the beneficial ownership of the person or entity owning the options, warrants and bridge notes, but not with respect to any other persons or entities.

Applicable percentage of ownership for each holder is based on 7,728,174 shares of common stock outstanding on March 17, 2006, plus any presently exercisable stock options and warrants held by each such holder, and options and warrants held by each such holder that will become exercisable or convertible within 60 days after March 17, 2006.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage of Common Stock
Executive Officers and Directors:

Robert S. Rosenschein c/o Answers Corporation, Jerusalem Technology Park, The Tower, Jerusalem 91481 Israel	462,605	(2)	6.0
Steven Steinberg c/o Answers Corporation, Jerusalem Technology Park, The Tower, Jerusalem 91481 Israel	54,589	(3)	*
Jeff Schneiderman c/o Answers Corporation, Jerusalem Technology Park, The Tower, Jerusalem 91481 Israel	70,702	(4)	*
Jeffrey S. Cutler	58,333	(5)	*
Bruce D. Smith	5,000	(6)	*
Jerry Colonna	13,752	(7)	*
Lawrence S. Kramer	7,175	(8)	*
Mark B. Segall	10,164	(9)	*
Edward G. Sim	17,640	(10)	*
Yehuda Sternlicht	13,752	(7)	*
Mark A. Tebbe	42,062	(11)	*

All directors and executive officers
As a group (11 individuals):	755,774		9.8

5% or greater stockholders:

Brainboost Partnership c/o Assaf Rozenblatt 60 West 68th Street, Apt. 10G, New York, NY 10023	439,000	(12)	5.7
Trellus Management Company, LLC 350 Madison Avenue, 9th Floor New York, New York 10017	475,000	(13)	6.2

(1)	Unless otherwise indicated, the business address of each of the following is c/o Answers Corporation, 237 West 35th Street, Suite 1101, New York, NY 10001.

(2)	Consists of 321,460 shares of common stock and 141,145 shares of common stock issuable upon exercise of options.

(3)	Consists of 54,589 shares of common stock issuable upon exercise of options.

(4)	Consists of 70,702 shares of common stock issuable upon exercise of options.

(5)	Consists of 58,333 shares of common stock issuable upon exercise of options.

(6)	Includes 5,000 shares of common stock.

(7)	Consists of 13,752 shares of common stock issuable upon exercise of options.

(8)	Consists of 7,175 shares of common stock issuable upon exercise of options.

(9)
Includes 10,164 shares of common stock issuable upon exercise of options that are currently exercisable or are exercisable within 60 days of the date of this annual report. Excludes 25,711 shares of common stock issuable upon exercise of options that are not exercisable within 60 days of the date of annual report.

10)	Consists of 916 shares of common stock and 16,724 shares of common stock issuable upon exercise of options granted to Mr. Sim.

11)	Consists of 21,721 shares of common stock and 20,341 shares of common stock issuable upon exercise of options.

12)	Based on information included on Form 13-G filed with the SEC on December 23, 2005.

13)	Based on information included on Form 13-G filed with the SEC on February 15, 2006

* less than 1%

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Item 12. Certain Relationships and Related Transactions

Except as detailed immediately below, there have been no transactions during the last two years, or proposed transactions, to which we were or will be a party, in which any director, executive officer, beneficial owner of more than 5% of our common stock or any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of these persons, had or is to have a direct or indirect material interest.

In May 2005, we entered into an agreement with Shopping.com, Inc. (“Shopping.com”) pursuant to which we obtain e-commerce information from the Shopping.com database in order to make such information available to Answers.com users. In a unanimous written consent of the disinterested members of our board of directors dated May 2, 2005, approving this agreement, the board acknowledged that Mr. Michael Eisenberg, at the time a director of Answers Corporation, also serves on the board of directors of Shopping.com, and as such was deemed to be an interested director with respect to the subject matter of the Shopping.com agreement. Mr. Eisenberg had no pecuniary interest in the Shopping.com agreement, and did not take part in approving said transaction.

Any future transactions with officers, directors or 5% stockholders will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors who have access to our counsel or independent legal counsel at our expense.

Item 13.  Exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and is incorporated herein by reference.)

3.1A
Certificate of Amendment to Amended and Restated Certificate of Incorporation (Previously filed as Exhibit A to the Registrant’s Definitive Proxy Statement filed August 31, 2005, and incorporated herein by reference.)

3.2	Amended and Restated By-laws of Registrant (Previously filed as Exhibit 3.2 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
4.1
Specimen Common Stock Certificate of the Registrant (Previously filed as Exhibit 4.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed July 16, 2004, and incorporated herein by reference.).

10.1«
1999 Stock Option Plan of Registrant and form of Option Agreement thereunder (Previously filed as Exhibits 4.5B and 4.5A, respectively, to the Registration Statement on Form S-8 (File No. 333-123185) filed March 8, 2005, and incorporated herein by reference.)

10.2«
2000 Stock Plan of Registrant and form of Option Agreement thereunder (Previously filed as Exhibits 4.4B and 4.4A, respectively, to the Registration Statement on Form S-8 (File No. 333-123185) filed March 8, 2005, and incorporated herein by reference.)

10.3«	2003 Stock Plan (Previously filed as Exhibit 10.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
10.3A«
Forms of Stock Option Agreement under the 2003 Stock Plan covering (i) employees of Registrant, and (ii) officers of Registrant (Previously filed as Exhibits 4.3A and 4.3B, respectively, to the Registration Statement on Form S-8 (File No. 333-123185) filed March 8, 2005, and incorporated herein by reference.)

10.4«	2004 Stock Plan (Previously filed as Exhibit 10.2 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
10.4A«
Forms of Stock Option Agreement under the 2004 Stock Plan covering (i) employees of Registrant, and (ii) officers of Registrant (Previously filed as Exhibits 4.2A and 4.2B, respectively, to the Registration Statement on Form S-8 (File No. 333-123185) filed March 8, 2005, and incorporated herein by reference.)

10.5«	2005 Incentive Compensation Plan (Previously filed as Annex B to the Registrant’s Definitive Proxy Statement filed May 31, 2005, and incorporated herein by reference.).
10.5A*«	Form of Stock Option Agreement under the 2005 Incentive Compensation Plan covering Israel-based employees.
10.5B*«	Form of Stock Option Agreement 2005 Incentive Compensation Plan covering U.S.-based employees.
10.6«	Robert S. Rosenschein Employment Agreement (Previously filed as Exhibit 10.6 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
10.7«	Steven Steinberg Employment Agreement (Previously filed as Exhibit 10.7 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated here by reference.)
10.8«	Jeff Schneiderman Employment Agreement (Previously filed as Exhibit 10.8 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
10.9«	Jeffrey S. Cutler Employment Agreement (Previously filed as Exhibit 10.9 to the annual report on Form 10-KSB (File No. 001-32255) filed March 31, 2005, and incorporated herein by reference.)
10.10*«	Bruce D. Smith Employment Agreement.
10.11
Form of Warrants issued in connection with the Bridge Financing (Previously filed as Exhibit 10.5 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)

10.12
Form of Agreement dated as of February 4, 2005 between the Company and Bridge Warrant Holders (Previously filed as Exhibit 99.1 to the Current Report on Form 8-KA (File No. 001-32255) filed February 7, 2005, and incorporated herein by reference.)

10.13
Form of Warrants issued in connection with exercise of Bridge Warrants (Previously filed as Exhibit 99.2 to the Current Report on Form 8-K/A (File No. 001-32255) filed February 7, 2005, and incorporated herein by reference.)

10.14
Agreement amending Agreement dated February 4, 2005 between the Company and Bridge Warrant Holders, executed by the Company and Vertical Ventures LLC (Lead Bridge Warrant Holder), dated as of February 28, 2005. (Previously filed as Exhibit 10.12 to the annual report on Form 10-KSB (File No. 001-32255) field March 31, 2005, and incorporated herein by reference.)

10.15
Agreement between Company and Maxim Group LLC dated January 20, 2005 (Previously filed as Exhibit 10.13 to the annual report on Form 10-KSB (File No. 001-32255) filed March 31, 2005, and incorporated herein by reference, and later amended in Exhibit 10.13 pursuant to the annual report filed on Form 10-KSB/A (File No. 001-32255) filed April 4, 2005, and incorporated herein by reference.)

Exhibit No.	Description
10.16
Purchase Agreement dated December 1, 2005 between the Registrant, Brainboost Partnership, Assaf Rozenblatt, Edo Segal and Jon Medved (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed December 7, 2005, and incorporated herein by reference.)

10.17
Registration Rights Agreement dated December 1, 2005 between the Registrant, Brainboost Partnership, Assaf Rozenblatt, Edo Segal and Jon Medved (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32255) filed December 7, 2005, and incorporated herein by reference.)

10.18«
Assaf Rozenblatt Employment Agreement dated December 1, 2005 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-32255) filed December 7, 2005, and incorporated herein by reference.)

10.19*+	Google Services Agreement (“GSA”), GSA Order Form and GSA Order Form Terms and Conditions, all dated January 28, 2005.
10.20*+	Amendment No. 1 to Google Order Form and GSA, dated December 20, 2005.
10.21*+	Amendment No. 2 to Google Order Form, dated January 31, 2006.
10.22*+	API Agreement with Shopping.com, Inc. dated May 2, 2005.
10.23
Lease Agreement with 35th Street Associates to lease office space in the building known as 237 West 35th Street in New York, NY, dated April 29, 2005 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed May 4, 2005, and incorporated herein by reference.)

10.24
Supplemental agreement to operating lease agreement between GuruNet Israel Ltd., Answers Corporation’s wholly-owned subsidiary (“Subsidiary”) and Jerusalem Technology Park Ltd. dated July 26, 2005 in connection with Subsidiary’s relocation to new office space (a summary of the principal terms of this lease was previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed July 28, 2005, and incorporated herein by reference.)

14.1	Code of Ethics and Business Conduct (Previously filed as Exhibit 14.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
21.1*	List of Subsidiaries.
23.1*	Consent of KPMG Somekh Chaikin, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
32*^
Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

* Filed herewith.

+ Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

^ The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-KSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Answers Corporation for purposes of Section 18 of the Exchange Act.

« Indicates a management contract or compensatory plan or arrangement.

Item 14. Principal Accountant Fees and Services

	2005	2004
	$	$

Audit Fees (1)	86,113	227,835

Tax Fees	16,020	0

All other Fees	33,366	0

Total	135,499	227,835

(1)	For 2004, Audit Fees include IPO related costs.

The Audit Committee has adopted policies and procedures that require the pre-approval by the Audit Committee of all fees paid to and services performed by our principal registered independent accountants and other auditing firms. At the beginning of each year, the Audit Committee approves the proposed services along with the range of corresponding fees to be provided by our independent registered accountants. If any proposed service would exceed the pre-approved cost levels, the proposed service requires specific pre-approval. In addition, specific pre-approval is required for any proposed services that may arise during the year that are outside the scope of the initial services pre-approved by the Audit Committee. The Audit Committee also adopted a policy acknowledging and specifically prohibiting our independent registered accountants from performing any of those non-audit services that a company’s principal independent accountant are prohibited from performing by the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Answers Corporation

Date: March 20, 2006	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein, President, CEO
(Principal Executive Officer) and Chairman of the Board of Directors

Date: March 20, 2006	By:	/s/ Steven Steinberg
Steven Steinberg, CFO
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Answers Corporation

Date:	March 20, 2006	By: /s/ Jerry Colonna
Jerry Colonna, Director

Date:	March 20, 2006	By: /s/ Lawrence S. Kramer
Lawrence S. Kramer, Director

Date:	March 20, 2006	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein, President, CEO (Principal Executive Officer) and Chairman of the Board of Directors

Date:	March 20, 2006	By: /s/ Mark B. Segall
Mark B. Segall, Director

Date:	March 20, 2006	By: /s/ Edward G. Sim
Edward G. Sim, Director

Date:	March 20, 2006	By: /s/ Yehuda Sternlicht
Yehuda Sternlicht, Director

Date:	March 20, 2006	By:	/s/ Mark A. Tebbe
Mark A. Tebbe, Director

Report of Independent Registered Public Accounting Firm

To the Stockholders of Answers Corporation:

We have audited the accompanying consolidated balance sheets of Answers Corporation, formerly GuruNet Corporation, and Subsidiaries (collectively referred to as “the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations, changes in stockholders’ equity and comprehensive loss, and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

Somekh Chaikin
Certified Public Accountants (Israel)
A member of KPMG International

Jerusalem, Israel
March 20, 2006

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Consolidated Balance Sheets

	December 31	December 31
	2005	2004
	$	$
Assets

Current assets:
Cash and cash equivalents (Note 4)	2,839,961	1,565,415
Investment securities (Note 5)	11,163,073	5,850,000
Accounts receivable (Note 2 e)	450,773	18,145
Other prepaid expenses and other current assets	349,263	259,674
Total current assets	14,803,070	7,693,234

Long-term deposits (restricted) (Note 6)	211,497	167,304

Deposits in respect of employee severance obligations (Note 10)	610,222	462,735

Property and equipment, net (Note 7)	596,597	305,804

Other assets:
Intangible assets, net (Note 8)	5,383,516	111,289
Prepaid expenses, long-term	254,200	147,000
Deferred tax asset, long-term (Note 12)	13,157	19,817
Total other assets	5,650,873	278,106

Total assets	21,872,259	8,907,183

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	304,748	172,029
Accrued expenses	673,141	422,465
Accrued compensation	321,740	259,872
Deferred revenues, short-term (Note 2 g)	66,916	150,147
Total current liabilities	1,366,545	1,004,513

Long-term liabilities:
Liability in respect of employee severance obligations (Note 10)	622,430	531,224
Deferred tax liability, long-term (Note 12)	97,855	94,965
Deferred revenues, long-term (Note 2 g)	441,548	452,359
Total long-term liabilities	1,161,833	1,078,548

Commitments and contingencies (Note 13)

Stockholders' equity (Note 11):
Preferred stock: $0.01 par value; 1,000,000 shares authorized and undesignated	-	-
Common stock; $0.001 par value; 30,000,000 shares authorized; 7,664,969 and 4,920,551 shares issued and outstanding as of December 31, 2005 and 2004, respectively	7,665	4,921
Additional paid-in capital	69,492,198	47,488,072
Deferred compensation	(3,517,844)	(45,146)
Accumulated other comprehensive loss	(28,519)	(27,608)
Accumulated deficit	(46,609,619)	(40,596,117)
Total stockholders' equity	19,343,881	6,824,122

Total liabilities and stockholders' equity	21,872,259	8,907,183

See accompanying notes to the consolidated financial statements

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Consolidated Statements of Operations

	Years ended December 31
	2005	2004
	$	$

Revenues:
Answers.com advertising revenue	1,770,915	-
Co-Brands and licensing services	109,696	-
Subscriptions	172,484	193,283
	2,053,095	193,283

Costs and expenses (1):
Cost of revenue	1,002,531	647,055
Research and development	2,345,361	1,033,521
Sales and marketing	1,817,723	932,455
General and administrative	3,404,440	1,125,064
Total operating expenses	8,570,055	3,738,095

Operating loss	(6,516,960)	(3,544,812)

Interest income (expense), net (Note 15)	555,256	(4,382,583)
Gain on extinguishment of debt (Note 9)	-	1,493,445
Other expense, net (Note 16)	(42,248)	(116,012)

Loss before income taxes	(6,003,952)	(6,549,962)

Income taxes (Note 12)	(9,550)	(40,557)

Net loss	(6,013,502)	(6,590,519)

Basic and diluted net loss per common share	(0.88)	(2.90)

Weighted average shares used in computing basic and diluted net loss per common share	6,840,362	2,273,675

(1) Includes stock-based compensation and costs (including stock-based compensation in connection with Brainboost transaction):

Cost of revenue	1,320	1,320
Research and development	729,942	3,776
Sales and marketing	214,664	10,850
General and administrative	822,971	26,312
	1,768,897	42,258

See accompanying notes to the consolidated financial statements

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Loss

	Convertible preferred stock		Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity (deficit)	Comprehensive income (loss)
	Shares	Amount ($)	Shares	Amount ($)	$	$	$	$	$	$

Balance as of January 1, 2004	1,372,048	13,720	355,325	355	33,100,368	(125,873)	(27,418)	(34,005,598)	(1,044,446)	(34,033,016)

Conversion of preferred stock into common stock	(1,372,048)	(13,720)	1,372,048	1,372	12,348	-	-	-	-	-
Discounts on convertible promissory notes and Warrants, net	-	-	-	-	1,577,373	-	-	-	1,577,373	-
Issuance expenses in private placement relating to Warrants	-	-	-	-	(147,080)	-	-	-	(147,080)	-
Warrants of common stock issued as finder's fee in private placement	-	-	-	-	232,202	-	-	-	232,202	-
Warrants of common stock issued to holders of convertible promissory notes	-	-	-	-	262,488	-	-	-	262,488	-
Issuance of common stock, net of issuance costs of $2,796,583	-	-	2,702,500	2,703	10,713,214	-	-	-	10,715,917	-
Conversion of convertible promissory notes into common stock, net of issuance costs of $134,255	-	-	490,678	491	1,705,254	-	-	-	1,705,745	-
Issuance of stock options to underwriters	-	-	-	-	70,374	-	-	-	70,374	-
Issuance of stock options to non-employees for services rendered	-	-	-	-	16,571	-	-	-	16,571	-
Amortization of deferred compensation	-	-	-	-	-	25,687	-	-	25,687	-
Forfeiture of stock options granted to an employee	-	-	-	-	(55,040)	55,040	-	-	-	-
Unrealized loss on securities	-	-	-	-	-	-	(190)	-	(190)	(190)
Net loss for year	-	-	-	-	-	-	-	(6,590,519)	(6,590,519)	(6,590,519)

Balance as of December 31, 2004	-	-	4,920,551	4,921	47,488,072	(45,146)	(27,608)	(40,596,117)	6,824,122	(40,623,725)

Issuance of common stock in connection with financial marketing advisory services	-	-	7,800	8	151,078	-	-	-	151,086	-
Issuance of common stock in connection with acquisition of technology, net of issuance costs of $12,500 (see Note 3)	-	-	109,750	110	1,382,971	-	-	-	1,383,081	-
Issuance of common stock in connection with deferred compensation (see Note 3)			329,250	329	4,186,414	(4,186,743)			-
Issuance of common stock in connection with warrant re-load, net of $338,162 issuance costs (see Note 11c)	-	-	1,871,783	1,871	12,219,666	-	-	-	12,221,537	-
Issuance of common stock in connection with exercise of warrants	-	-	169,432	169	1,599,741	-	-	-	1,599,910	-
Issuance of common stock in connection with exercise of vested stock options	-	-	256,403	257	1,560,490	-	-	-	1,560,747	-
Issuance of warrants and stock options in connection with financial and marketing advisory services	-	-	-	-	790,688	-	-	-	790,688	-
Issuance of stock options to employees and directors	-	-	-	-	113,078	(113,078)	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	827,123	-	-	827,123	-
Unrealized loss on securities	-	-	-	-	-	-	(911)	-	(911)	(911)
Net loss for year	-	-	-	-	-	-	-	(6,013,502)	(6,013,502)	(6,013,502)

Balance as of December 31, 2005	-	-	7,664,969	7,665	69,492,198	(3,517,844)	(28,519)	(46,609,619)	19,343,881	(46,638,138)
See accompanying notes to the consolidated financial statements

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31
	2005	2004
Cash flows from operating activities:	$	$
Net loss	(6,013,502)	(6,590,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244,868	119,126
Deposits in respect of employee severance obligations	(147,487)	(123,084)
Loss on disposal of property and equipment	37,306	-
Increase in liability in respect of employee severance obligations	91,206	100,199
Deferred income taxes	9,550	40,557
Stock-based compensation to non-employees for services rendered	941,774	16,571
Stock-based compensation to employees and directors	129,332	25,687
Stock-based compensation in connection with the Brainboost transaction	697,791	-
Amortization of deferred charges relating to convertible promissory notes	-	889,983
Amortization of discounts on promissory notes, net	-	1,577,373
Exchange rate losses	26,675	11,746
Changes in operating assets and liabilities:
Increase in accounts receivable and other current assets	(523,239)	(245,404)
Increase in long-term prepaid expenses and current assets	(107,200)	(147,000)
Increase (decrease) in accounts payable	131,373	(43,655)
Increase in accrued expenses and other current liabilities	289,157	63,038
Increase (decrease) in short-term deferred revenues	(110,042)	64,985
Increase (decrease) in long-term deferred revenues	16,000	(29,117)
Net cash used in operating activities	(4,286,438)	(4,269,514)

Cash flows from investing activities:
Capital expenditures	(467,735)	(209,875)
Acquisition of technology	(3,959,876)	-
Capitalization of software development costs	(22,002)	(39,736)
Acquisition of domain name	-	(80,200)
Increase in long-term deposits	(44,193)	(1,855)
Purchases of investment securities	(32,488,984)	(5,850,190)
Proceeds from sales of investment securities	27,175,000	-
Net cash used in investing activities	(9,807,790)	(6,181,856)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of $2,726,210 issuance costs	-	10,786,290
Proceeds from issuance of promissory notes, net of issuance costs in the amount of $521,511	-	4,278,489
Repayment of convertible promissory notes	-	(3,160,000)
Exercise of warrants, net of issuance costs in the amount of $338,162	13,821,447	-
Exercise of common stock options	1,560,747	-
Net cash provided by financing activities	15,382,194	11,904,779

Effect of exchange rate changes on cash and cash equivalents	(13,420)	(11,746)
Net increase in cash and cash equivalents	1,274,546	1,441,663

Cash and cash equivalents at beginning of year	1,565,415	123,752

Cash and cash equivalents at end of year	2,839,961	1,565,415

See accompanying notes to the consolidated financial statements

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Consolidated Statements of Cash Flows (cont’d)

	Years ended December 31
	2005	2004
	$	$

Supplemental disclosures of cash flow information:
Income taxes paid	7,394	42,859

Non-cash investing and financing activities:
Issuance of common stock for acquisition of technology	1,383,081	-
Issuance of warrants and stock options to non-employees	-	565,065
Amortization of deferred charges relating to warrants	-	147,080
Discount on convertible promissory notes	-	1,577,373
Conversion of convertible promissory notes into common stock	-	1,840,000
Issuance costs related to the converted promissory notes	-	134,255
Unrealized net loss from securities	911	190

See accompanying notes to the consolidated financial statements

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 1 - Business

Answers Corporation (“the Parent”), formerly GuruNet Corporation, was founded as a Texas corporation on December 22, 1998, and reorganized as a Delaware corporation in April 1999. On December 27, 1998 the Parent formed a subsidiary based in Israel (“the Israel Subsidiary”), primarily for the purpose of providing research and development services to the Parent. On December 1, 2005, the Parent acquired all of the limited liability interests of Brainboost Technology, LLC for $4 million in cash and 439,000 shares of restricted stock (“Brainboost” - see Note 3). Answers Corporation and its wholly owned subsidiaries are collectively referred to as “the Company”. The Company operates an answer-based search service to users through its Web site, Answers.com, downloadable applications and co-brands.

The Company began trading on NASDAQ under the symbol ANSW on August 2, 2005. Prior to such date, the Company’s shares were traded on the American Stock Exchange under the symbol GRU. On October 17, 2005, the Company changed its corporate name from GuruNet Corporation to Answers Corporation.

Commencing with the fourth quarter of 2005, based on the continued increase of the Company’s principal operations and revenues, the Company is no longer considered a development stage enterprise and has therefore ceased applying Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises” in its financial statements.

Note 2 - Summary of Significant Accounting Policies

(a) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Answers Corporation and its Subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b) Foreign Currency Translation

The currency of the primary economic environment in which the operations of the Company are conducted is the US dollar (“dollar”). Therefore, the dollar has been determined to be the Company’s functional currency. Non-dollar transactions and balances have been translated into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards (SFAS) No. 52, “Foreign Currency Translation” (SFAS No. 52).

Transactions in foreign currency (primarily in New Israeli Shekels - “NIS”) are recorded at the exchange rate as of the transaction date, except for activities relating to balance sheet items, which are recorded at the appropriate exchange rate of the corresponding balance sheet item. Monetary assets and liabilities denominated in foreign currency are translated on the basis of the representative rate of exchange at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currency are stated at historical exchange rates. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as they arise.

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

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

(d) Cash and Cash Equivalents, and Investment Securities

All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

Investment securities, mostly consisting of investments in auction rate, corporate and municipal debt instruments, marketable securities and corporate bonds with maturities under one year, are classified as available-for-sale, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net.

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

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 2 - Summary of Significant Accounting Policies (cont’d)

(g) Revenue Recognition

The Company generates revenues through advertising in the form of sponsored links and image ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the pay-for performance model, the Company earns revenue based on the number of clicks associated with such ads; in the paid-for-impression model, the Company’s revenue is derived from the display of ads.

Generally, the Company does not contract directly with advertisers, but rather, obtains those advertisers through the efforts of third parties. The third party is obligated to pay the Company a portion of the revenue it receives from advertisers, as compensation for the Company’s sale of promotional space on its Internet properties. Amounts received from such third parties are reflected as revenue in the period in which such advertising services are provided.

The Company also provides its answers based search services to third parties that include the service in co-branded websites. Revenues from the provision of such services are recognized in the period the services are provided.

The Company recognizes revenues from sales of subscriptions over the life of the subscription, which is generally one year, in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (AICPA). Sales that do not yet meet the criteria for revenue recognition, are classified as “Deferred Revenues” on the balance sheet, and are amortized over the subscription period.

In 2003, the Company sold lifetime subscriptions to its consumer product, which had no defined termination date. Cash received from such lifetime subscriptions was recorded as deferred revenues. Beginning April 2004, certain users who purchased lifetime subscriptions in 2003, exchanged their lifetime subscriptions for free two-year subscriptions to a newer enhanced version of the GuruNet product. The cash previously received from such users is recognized over the new two-year subscription. Lifetime subscriptions, which were not exchanged for subscriptions with defined termination date, continue to be deferred.

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 2 - Summary of Significant Accounting Policies (cont’d)

(h) Research and Development

SFAS No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. The Company does not incur material costs between the establishment of technological feasibility of its products and the point at which the products are ready for general release. Therefore, research and development costs are charged to the statement of operations as incurred.

Additionally, the Company capitalizes certain internal use software and website development costs in accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”, and Emerging Issues Task Force (EITF) 00-2, “Accounting for Web Site Development Costs”. The capitalized costs are amortized over their estimated useful lives, which vary between six months and four years.

(i) Accounting for Stock-Based Compensation

As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation”, the Company utilizes the intrinsic-value method of accounting prescribed by the Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations, to account for stock option plans for employees and directors. Compensation cost for stock options, if any, would be measured as the excess of the estimated market price of the Company’s stock at the measurement date over the amount an employee must pay to acquire the stock.

Options and warrants granted to non-employees, are recorded at fair value in accordance with SFAS No. 123 and EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and are measured according to the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; risk-free interest rates of 1.69% to 4.48%; volatility between 38.00% and 74.75%; and an expected life of between one and seven years.

The Company has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, for awards to its directors and employees. The fair value of options granted to employees and directors prior to May 12, 2004, the date of the Company’s first filing with the U.S. Securities and Exchange Commission, in connection with it’s IPO, was estimated on the date of grant using the minimum-value method with the following weighted average assumptions: no dividend yield; risk-free interest rates of 2.18% to 6.59%; and an expected life of three to five years. The fair value of options granted to employees and directors subsequent to May 12, 2004, is measured according to the Black-Scholes option-pricing model with the following weighted average assumptions: no dividend yield; risk-free interest rates of 2.17% to 4.44%; volatility between 38.62% and 66.76%; and an expected life of four years.

Beginning January 1, 2006, following the implementation of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R), unvested and new grants will be recorded at fair value (see Note 2 (n) )

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 2 - Summary of Significant Accounting Policies (cont’d)

(i) Accounting for Stock-Based Compensation (cont’d)

The following illustrates the effect on net loss and net loss per share if the Company had applied the fair value methods of SFAS No. 123 for accounting purposes:

	Years ended December 31
	2005	2004
	$	$

Net loss, as reported	(6,013,502)	(6,590,519)
Add:
Stock-based compensation expense to employees and directors included in reported net loss, net of related tax effects	827,123	25,687
Deduct:
Stock-based compensation expense to employees and directors determined under fair value based method for all awards, net of related tax effects	(1,553,927)	(75,363)

Pro-forma net loss	(6,740,306)	(6,640,195)

Net loss per common share, basic and diluted:
As reported	(0.88)	(2.90)
Pro-forma	(0.99)	(2.92)

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

(k) Impairment of Property and Equipment and Intangible Assets

The Company evaluates its long-lived tangible and intangible assets for impairment in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2005, no impairment has occurred.

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 2 - Summary of Significant Accounting Policies (cont’d)

(l) Net Loss Per Share Data

Basic and diluted net loss per common share is presented in conformity with the SFAS No. 128, "Earnings Per Share". Diluted net loss per share is the same as basic net loss per share as the inclusion of 2,916,534 and 3,376,310 common stock equivalents in 2005 and 2004, respectively, would be anti-dilutive.

(m) Comprehensive Loss

Comprehensive loss as defined, includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, consists of net unrealized gains and losses on available-for-sale securities, net of tax, and the cumulative foreign currency translation adjustment.

(n) Recently Issued Accounting Standards

SFAS 123R - Share-Based Payments

In December 2004, the the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”). SFAS 123R requires entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. Accordingly, the company is required to adopt SFAS 123R on January 1, 2006.

The Company will implement SFAS 123R using the modified prospective method starting January 1, 2006. Under this method, the Company will begin recognizing as compensation cost the fair value of new awards and awards modified, repurchased or cancelled after January 1, 2006. Furthermore, the Company will be required to recognize cost for unvested share-based awards as of January 1, 2006 based on the fair value at the measurement date of those awards, as previously calculated and reported for proforma disclosure purposes. The Company expects stock-based compensation expense under SFAS 123R, related to stock-based awards issued through fiscal year 2005, to be approximately $1.2 million per year in fiscal years 2006 and 2007, $1.1 million in 2008, and $420,000 in 2009. In addition, the Company granted, and expects to grant, additional stock-based awards beginning in fiscal year 2006, which will result in additional stock-based compensation expense. Furthermore, the balance of deferred compensation as of December 31, 2005, amounting to $3,517,844, will be reversed against additional paid-in capital, and recorded in 2006 as the compensation is earned.

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 2 - Summary of Significant Accounting Policies (cont’d)

(n) Recently Issued Accounting Standards (cont’d)

SFAS 154 - Accounting Changes and Errors Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Errors Corrections” (SFAS 154). SFAS 154 replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, although it carries forward some of their provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change, and unless transition guidance is provided with respect to a new standard. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets will be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 is effective for changes in accounting principle made in fiscal years beginning after December 15, 2005. The Company does not believe the adoption of SFAS 154 will have a material impact on its financial position, cash flows or results of operations.

FASB Staff Position Nos. FAS 115-1 and FAS 124-1 - The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In March 2004, the Emerging Issues Task Force (‘‘EITF’’) reached a consensus on Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-01). EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115), and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. The FASB issued proposed FSP EITF 03-1-a in September 2004, which delayed the effective date of the recognition and measurement provisions of EITF 03-01. In November 2005, the FASB issued FSP FAS 115-1 and 124-1 (“FSP”) which nullifies the guidance in EITF 03-1 for determining whether impairment is other-than-temporary. However, it carries forward many of the provisions of EITF 03-1. The guidance of the FSP is effective to reporting periods beginning after December 15, 2005. The Company does not expect the adoption of the FSP to have material impact on its financial position and results of operations.

(o) Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 3 - Acquisition of Brainboost

On December 1, 2005, (the “Acquisition Closing Date”) the Company entered into a purchase agreement (the “Purchase Agreement”) to acquire all of the limited liability interests of Brainboost Technology, LLC, (“Brainboost”), a Delaware limited liability company, from the Brainboost Partnership (the “Seller”). The Company, as a result of the acquisition, took title to, and possession of, all assets owned by Brainboost, primarily, all intellectual property rights associated with a functionality known as the Brainboost Answer Engine, a cutting-edge artificial intelligence technology targeting natural language search on the World-Wide-Web. The Company intends to integrate the Brainboost Answer Engine to enable natural language search through Answers.com.

Pursuant to the Agreement, at the Acquisition Closing Date, the Company paid the Seller an aggregate of $4,000,000 in cash and 439,000 shares of restricted common stock (the “Stock Consideration”) in the Company. The number of shares issued was determined based upon the average share price of $10.2575 over a 20 consecutive day period that was designated by the Company and the Seller prior to the Acquisition Closing Date. The fair value of the Stock Consideration was determined to be approximately $5.6 million, or $12.716 per share, based upon an average share price within 2 days before and after the Acquisition Closing Date. The Stock Consideration is subject to certain lock-up agreements that limit its transferability during the year subsequent to the Acquisition Closing Date.

Furthermore, on the date of acquisition, the Company entered into an Employment Agreement with one of the principals of the Seller (the “Principal”), with an effective date of December 5, 2005 (the “Employment Agreement”). Pursuant to the Employment Agreement, the Principal will join the Company as Director of Natural Language Research and will take charge of the integration and further development of the acquired technology within the Company’s systems and proprietary products.

In connection with the Purchase Agreement and the Employment Agreement, the Company entered into an escrow agreement on the acquisition date whereby 50%, 25%, and 25% of the Stock Consideration will be released on March 1, June 1, and December 1, 2006, respectively, subject to certain performance and non-performance obligations. The Stock Consideration scheduled for release in March and June 2006, a total of 329,250 shares, is primarily contingent upon the continued employment of the Principal at the Company during the respective time periods as per the terms of his Employment Agreement. As the release of these shares is subject to forfeiture if he terminates, the Company has recorded that portion of the escrowed shares as Deferred Compensation in the amount of $4,186,743 on the date of acquisition. This deferred compensation will be recognized as research and development expense over the six-month requisite service period, beginning December 2005. The 25% of shares that release from escrow on December 1, 2006, a total of 109,750 shares, are not subject to the Principal’s employment.

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 3 - Acquisition of Brainboost (cont’d)

In addition, the agreement grants the Seller certain non-transferable price protection rights, whereby a decline in the Company’s average stock price for the 20 consecutive trading days immediately preceding the one-year anniversary of the Acquisition Closing Date below $10.2575, would trigger the Seller’s right to receive from the Company compensation for the reduction in the Stock Consideration’s value (the “Price Protection”). In such an event, the Company would either pay the Seller cash for the difference between the $10.2575 and the average stock price, or repurchase the shares at $10.2575, for the remaining Stock Consideration held by the Seller on the one-year anniversary of the acquisition close. The Price Protection is also subject to cancellation at the cumulative occurrence of certain conditions relating to the market price of the Stock Consideration, the registration of the Stock Consideration, and other criteria including termination of the Principal from the Company prior to the one-year anniversary of the Acquisition Closing Date. Any cash consideration payable pursuant to the Price Protection will be accounted for upon settlement as an adjustment to the value of the shares issued at closing.

The transaction was accounted for as an asset acquisition. The allocation of the purchase price to the assets acquired is as follows:

$

Acquired Technology - Brainboost Answer Engine	5,355,457
In-Process Research & Development	97,050

Total Assets Acquired	5,452,507

Deferred Compensation	4,186,743

Total Purchase Price	9,639,250

The Acquired Technology is included on the accompanying balance sheet in intangible assets, net, and is being amortized on a straight-line basis over an estimated useful life of six years. The In-Process Research and Development relates to projects that were substantive, yet incomplete as of the acquisition date. Accordingly, it has not been recorded as a separate asset on the balance sheet but as additional research and development expense as of the Acquisition Closing Date. The Deferred Compensation relates to the Stock Consideration, associated with the March and June escrow release dates. The deferred compensation is being recorded as equity and charged to expenses on a straight-line basis over six months, and as of December 31, 2005, $697,791 was amortized.

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 4 - Cash and Cash Equivalents

Cash and cash equivalents consist of the following:

	2005	2004
	$	$
In US dollars
Cash	317,883	340,762
Cash equivalents	2,412,742	1,107,638
In New Israeli Shekels (Cash only)	109,336	117,015

	2,839,961	1,565,415

Note 5 - Investment Securities

The Company’s investment securities consist mostly of investments in auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods of 28 days, classified as available-for-sale securities and stated at fair value. Additionally, approximately $940,000 of the Company’s investment securities are corporate bonds with maturities under one year, also classified as available-for-sale, which are stated at fair value. Unrealized gains and losses are not material, and therefore, are not shown separately in this note. However, they have been included as a separate component in the statement of changes in stockholders’ equity.

Note 6 - Long-term Deposits

Long-term deposits are comprised of a restricted deposit with a bank to secure a bank guarantee and other long-term deposits with vendors and credit card companies The aforesaid deposit with a bank bears interest at a rate of the London Inter-Bank Bid Rate (LIBID) less 0.69% and is automatically renewed on a monthly basis.

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 7 - Property and Equipment, Net

Property and equipment as of December 31, 2005 and 2004 consisted of the following:

	2005	2004
	$	$

Computer equipment	1,450,095	1,142,406
Furniture and fixtures	143,276	228,646
Leasehold improvements	144,400	56,355

	1,737,771	1,427,407

Less: accumulated depreciation and amortization	(1,141,174)	(1,121,603)

	596,597	305,804

The balances of property and equipment include the effect of foreign currency translation.

During the years 2005 and 2004 the Company recorded $139,636 and $110,479 of depreciation expense, respectively.

During 2005, the Company recorded a loss of approximately $37,000 resulting from the disposal of fixed assets.

Note 8 - Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of December 31, 2005 and 2004:

	December 31, 2005			December 31, 2004
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
	$	$	$	$	$	$
Domain name	80,200	(12,030)	68,170	80,200	(4,010)	76,190

Capitalized software development costs	61,738	(27,468)	34,270	39,736	(4,637)	35,099

Acquired Technology - Brainboost Answer Engine	5,355,457	(74,381)	5,281,076	-	-	-

	5,497,395	(113,879)	5,383,516	119,936	(8,647)	111,289

Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows: Domain name - ten years; Capitalized software development costs - six months to four years; Acquired Technology - Brainboost Answer Engine (see Note 3) - six years. During the years 2005 and 2004, the Company recorded $105,232 and $8,647 of amortization expenses, respectively. Amortization of Intangible Assets, Net, in each of the succeeding five years is estimated as follows: 2006 - $921,000; 2007 - $911,000; 2008 - $905,000; 2009 - $901,000; 2010 - $901,000.

Note 9 - Convertible Promissory Notes

On January 30, 2004, and February 17, 2004, the Company issued, in aggregate, $5 million of 8% Convertible Promissory Notes (the “Notes”). The aggregate principal amount of the Notes included $200,000 previously advanced to the Company by investors in 2003 that was converted into Notes in conjunction with the transaction. The Notes were due on the earlier of one year after their issuance or the consummation of an IPO. Upon consummation of an IPO, a minimum of 50% (and up to 100% at the election of each note holder) of the principal amount of the Notes was to be converted into shares of Common Stock at a conversion price equal to 75% of the offering price of the IPO (the “Offering Price”). In connection with the issuance of the Notes, the Company also issued warrants to acquire an aggregate of 1,700,013 shares of Common Stock at an exercise price per share equal to 120% multiplied by the greater of (1) $6.00, and (2) the Offering Price (the “Warrants”). Each note holder received one warrant for every $3 funded through the Notes, with the exception of the note holders who advanced the Company $200,000 in 2003, who received one warrant for every $2 funded. The Company also issued a warrant to the lead purchaser in the financing, to purchase 265,837 shares of common stock at an exercise price equal to 75% of the Offering Price per share. Further, in July 2004, the Company decided to grant each holder of the Convertible Promissory Notes and Warrants 0.44 warrants for each bridge warrant previously held. Following that decision an aggregate of 750,002 additional warrants were issued.

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

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

In the Company’s estimation, approximately $809,000 of the proceeds of the Notes related to the value of the warrants that were issued on the same date, resulting in a note discount of $809,000. Following the NASD finding as mentioned above, the Company cancelled warrants valued at approximately $214,000 and adjusted paid-in capital accordingly. The Company also recorded an additional note discount, with a corresponding increase in paid-in capital, of approximately $2,476,000, to account for the beneficial conversion terms that the promissory note holders received, in comparison to the expected IPO offering price.

The note discounts were being amortized to interest expense over the life of the promissory notes, which was one year. However, upon the IPO, on October 13, 2004, the unamortized discount of approximately $274,000 relating to the portion of the Notes that converted into shares was immediately recognized as interest expense. Upon repayment of the remaining Notes, the remaining unamortized discount of approximately $650,000 was immediately recognized as interest expense and a gain on extinguishment of debt of $1,493,445 was recorded.

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 9 - Convertible Promissory Notes (cont’d)

In connection with the issuance of the Notes and warrants, the Company incurred $521,511 and $494,691 of cash and non-cash issuance costs, respectively, in 2004, and $155,116 of cash issuance costs in 2003. During 2004, the amortization of such issuance costs resulted in $889,983 of interest expense and a net decrease of $281,335 to additional paid-in capital, and additional paid-in capital was also increased by $262,488 upon issuance of the 750,002 additional warrants, as described. During 2004, the Company also recorded approximately $2,750,000 of interest expense, in conjunction with the amortization of the Note discounts, and $448,260 of interest expense relating to the face amount of interest of the Notes.

During the first quarter of 2005, 1,941,215 warrants that were issued in connection with the issuance of the Notes were exercised (see Note 11(c)).

Note 10 - Deposits and Liability in Respect of Employee Severance Obligations

Under Israeli law, employers are required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, based on the latest monthly salary multiplied by the number of years of employment as of the balance sheet date. This liability is partially covered by payments of premiums to insurance companies under approved plans and by a provision in these financial statements.

Note 11 - Stockholders’ Equity

(a) General

The Company’s share capital at December 31, 2005 and 2004 is comprised as follows:

	Authorized	Issued and fully paid	Authorized	Issued and fully paid
	December 31, 2005		December 31, 2004
	Number of shares		Number of shares

Preferred stock of $0.01 par value	1,000,000	-	1,000,000	-

Common stock of $0.001 par value	30,000,000	7,664,969	30,000,000	4,920,551

	31,000,000	7,664,969	31,000,000	4,920,551

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 11 - Stockholders’ Equity (cont’d)

(b) Common Stock

In January 2004, the preferred stockholders, as a class, agreed to convert all of the 1,372,048 shares of the Company’s issued and outstanding preferred stock into common stock.

On October 13, 2004, the Company completed an Initial Public Offering (IPO) of 2.35 million shares of its common stock at $5 per share pursuant to a Registration Statement on Form SB-2 (Registration no. 333-115424). Additionally, the underwriters exercised a portion of their over-allotment option and purchased an additional 352,500 shares of the Company’s common stock, at $5 per share, on November 18, 2004. Total proceeds of this offering, including the exercise of the over-allotment option, were approximately $10,716,000, net of underwriting fees and offering expenses of approximately $2,796,000. As a result of the offering, $1,840,000 of the promissory notes converted into 490,678 shares of common stock and the remaining $3,160,000 was repaid (see Note 9).

On March 13, 2005, the Company issued 7,800 shares of common stock to a financial marketing advisory firm, pursuant to a one-year agreement that began on December 13, 2004. The fair value of the shares, of $151,086, has been amortized to general and administrative expenses over the service period.

On December 1, 2005, the Company issued 439,000 shares of common stock (“the Brainboost Shares”) pursuant to the Brainboost Purchase Agreement. The Brainboost Shares are subject to a lock-up agreement pursuant to which they are released at various dates over a period of 12 months from the Closing Date, as well as an escrow agreement (see Note 3). On January 18, 2006, and as a part of the Purchase Agreement, the Company filed a Registration Statement, to register the Brainboost Shares (the "Registration Statement") with the SEC. The Registration Statement has yet to be declared effective by the SEC.

Additionally, during 2005, the Company issued a total of 2,297,618 shares of common stock. These shares were issued due to the exercise of 2,297,618 of the Company’s outstanding stock warrants and options.

(c) Stock Warrants

During 2004, in connection with the issuance of Convertible Promissory Notes in January and February of 2004, the Company issued warrants to acquire an aggregate of 2,067,318 shares of Common Stock (the “Bridge Warrants”), at an exercise price of $7.20 per share, with the exception of 265,837 bridge warrants exercisable at $3.75 per share.

During the first quarter of 2005, 69,432 of the Bridge Warrants were exercised. As a result, the Company issued an aggregate of 69,432 shares of its Common Stock, $0.001 par value (the "Common Stock"), for a total consideration of approximately $500,000.

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 11 - Stockholders’ Equity (cont’d)

(c) Stock Warrants (cont’d)

Additionally, on February 4, 2005 the Company entered into an agreement (the "Warrants Agreement"), with certain holders of Bridge Warrants, pursuant to which such holders exercised an aggregate of 1,871,783 Bridge Warrants at the stated exercise price thereof. As a result, the Company issued an aggregate of 1,871,783 shares of its common stock, for aggregate gross consideration of $12,559,699. Under the terms of the Warrants Agreement, in order to provide incentive to the warrant holders to exercise their Bridge Warrants, for every share of common stock purchased by the holders through the exercise of Bridge Warrants, the Company issued to the warrant holders new warrants, dated February 4, 2005, to purchase such number of shares of common stock equal to 55% of the number of shares of common stock underlying their respective Bridge Warrants (the "New Warrants"). As a result, the Company issued 1,029,488 of New Warrants at an exercise price of $17.27 per share. The New Warrants are immediately exercisable and expire on February 4, 2010. On April 6, 2005, and as a part of the Warrants Agreement, the Company filed a Registration Statement, to register for resale the shares of common stock underlying the new warrants (the "Registration Statement") with the SEC. The Registration Statement became effective on April 21, 2005. In the Registration Statement, the Company also registered 111,016 shares, warrants and stock options that had previously not been registered.

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

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 11 - Stockholders’ Equity (cont’d)

(d) Stock Compensation Plans

The Company provides for direct grants or sales of common stock, and common stock options to employees and non-employees through the following: the 1999 Stock Option Plan (the 1999 Plan), the 2000 Stock Option Plan (the 2000 Plan) and the 2003 Stock Option Plan (the 2003 Plan) (thereafter collectively “Prior Option Plans”), the 2004 Stock Option Plan (the 2004 Plan) and the 2005 Incentive Compensation Plan (the 2005 Plan). As of December 31, 2005, the Prior Option Plans were closed for future option grants.

The Company’s stockholders approved the 2005 Plan in July 2005, following the earlier adoption by the Company’s board of directors. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards to officers, directors, employees, consultants and other persons who provide services to the Company. The total number of Company shares of common stock reserved and available for grant under the 2005 Plan was set at 850,000, upon its adoption.

Under all option plans, options generally vest 25%, with respect to the number granted, upon the first anniversary date of the option grant, and the remainder vest in equal monthly installments over the 36 months thereafter. Vested options are exercisable immediately.

The options generally expire between six to ten years after grant date and, except for grants to certain executives, are generally forfeited, if not exercised, within three months of termination of employment by employees.

In addition, prior to 2005, the Company had granted stock options outside of its stock options plans, to certain individuals and entities. As of December 31, 2005, 35,651 options were issued and outstanding outside of the Company’s stock option plans.

(e) Stock Options

During 2005, the Company granted a total of 565,650 stock options to its employees, officers and directors, and to one of its outside consultants, of which 511,150 stock options were granted under the Company’s 2004 Plan, and 54,500 stock options under its 2005 Plan. In connection therewith, the Company recorded approximately $326,000 of stock based compensation, mostly resulting from a grant to a consultant.

On May 10, 2005, the Company accelerated the vesting of 7,100 stock options that were granted to a director, in connection with his resignation from the Company’s board of directors. As a result, the Company recorded approximately $85,000 of stock based compensation, based on the intrinsic value of the options on the date they were accelerated.

During 2005, 170,586 of the Company’s outstanding stock options were exercised, for a total consideration of approximately $1,194,000. As a result, the Company issued an aggregate of 170,586 shares of its common stock.

In the fourth quarter of 2005, the underwriters of the Company’s IPO exercised 85,817 of the 117,500 stock options they received in conjunction with the IPO. As a result of the exercise, the Company received $367,000 and issued 85,817 of its common stock. The remaining 31,683 stock options were cancelled in the framework of a cashless exercise relating to a portion of the foregoing stock options.

For options granted subsequent to the balance sheet date, see Note 18.

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 11 - Stockholders’ Equity (cont’d)

(f) Option Grant Information

A summary of the status of the Company’s option plans, and of the other options, follows:

	Options outstanding	Weighted average exercise price

Balance as of December 31, 2003	427,236	$4.37

Granted (2004 and 2003 Plans)	702,260	5.16
Granted (other options outside of plans)	117,500	6.25
Forfeited	(43,441)	2.76

Balance as of December 31, 2004	1,203,555	5.60

Granted (2005 and 2004 Plans)	565,650	15.86
Exercised	(256,403)	6.75
Forfeited	(31,683)	6.25
Cancelled	(51,598)	6.25

Balance as of December 31, 2005	1,429,521	$8.27

The weighted average fair value of options where the exercise price equaled the market price on grant date was $7.10 and $2.61 for grants in the years ended December 31, 2005 and 2004, respectively. The weighted average fair value of options where the exercise price exceeded the market price on grant date was $0.13 for grants in the year ended December 31, 2004. No such options were granted in 2005. The weighted average fair value of options where the exercise price was less than the market price on grant date was $11.72 for grants in the year ended December 31, 2005. No such options were granted in 2004.

The following table summarizes information about stock options outstanding as of December 31, 2005:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding	Weighted average exercise price

$0.69 - 5.00	324,636	7.01	$2.63	235,362	$2.07
5.06 - 9.21	534,275	8.35	5.33	217,185	5.42
11.10 - 14.49	234,410	8.32	12.20	32,018	11.51
15.35 - 20.35	336,200	9.31	18.59	-	-

$0.69 - 20.35	1,429,521	8.27	$8.69	484,565	$4.20

As of December 31, 2005, 803,000 and 4,252 options were available for grant under the 2005 Plan and the 2004 Plan, respectively. All Prior Option Plans are closed for future grants.

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 12 - Income Taxes

The income tax expense for the years ended December 31, 2005 and 2004, differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:

	Years ended December 31
	2005	2004
	$	$

Computed “expected” tax benefit	2,041,344	2,226,987
Effect of State and Local taxes	664,386	329,259
Income tax rate adjustment for State & Local taxes	(914,554)	-
Effect of foreign income	110,825	(157,016)
Change in valuation allowance	(1,246,369)	(2,439,579)
Tax exempt interest income	77,617	-
Non-deductible expenses	(207,931)	(208)
True-up of deferred taxes	(534,868)	-

	(9,550)	(40,557)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below:

	Years ended December 31
	2005	2004
	$	$
Deferred tax asset:
Miscellaneous accrued expenses	268,046	40,584
Property and equipment	1,861	27,348
Deferred compensation	-	328,222
Intangible assets	369,035	-
Capitalized start-up costs	1,371,709	2,418,734
Foreign deferred tax assets	13,157	19,817
Net operating loss	17,007,335	14,956,729

Total gross deferred tax assets	19,031,143	17,791,434

Less: Valuation allowance	(19,017,986)	(17,771,617)

Net deferred tax asset	13,157	19,817

Total gross deferred tax liability	(97,855)	(94,965)

Net deferred tax liability	(84,698)	(75,148)

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 12 - Income Taxes (cont’d)

Because of the Company's lack of earnings history, as of December 31, 2005 and 2004, the U.S. deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2005 and 2004 was an increase of $1,291,842 and $2,439,579, respectively.

The Company has net operating loss carryforwards for federal and state income tax purposes of approximately $42 million at December 31, 2005 and $35 million at December 31, 2004. The federal and state net operating losses will expire if not utilized on various dates from 2019 through 2025. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. The Company estimates two significant changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986 that would trigger the limitations. The first took place in September 1999 in connection with the issuance of a certain class of preferred stock, and the second took place in October 2004 with respect to the Initial Public Offering. Based on current estimates and assumptions, the Company may utilize approximately $840 thousand for the period prior to September 1999 and approximately $1.8 million in net operating loss carryforwards on an annual basis attributable to the NOL carryforwards between 2000 through 2004, assuming the Company generates sufficient taxable income in any given year to utilize such amounts. Any unused annual limitation may be carried over to future years. The Israel Subsidiary has capital loss carryforwards of approximately $600,000 that can be applied to future capital gains for an unlimited period of time under current tax rules.

During the year 2000, the Israel Subsidiary was granted "Approved Enterprise" status under the Israeli Law for the Encouragement of Capital Investments - 1959 under the "alternative benefits" path. As an "Approved Enterprise" the Israel Subsidiary is entitled to receive future tax benefits, which are limited to a period of ten years from the first year that taxable income is generated from the approved assets. In addition, the benefits must be utilized within: the earlier of 12 years of the year operation (as defined) of the investment program begins or 14 years of the year that approval is granted.

Under its "Approved Enterprise" status, income arising from the Israel Subsidiary's approved activities is subject to zero tax under the "alternative benefit” path for a period of ten years. In the event of distribution by the Israel Subsidiary of a cash dividend out of retained earnings which were tax exempt due to the “Approved Enterprise” status, the Israel Subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received. Should the Israel Subsidiary derive income from sources other than the Approved Enterprise during the relevant period of benefits, such income would be taxable at the tax rate in effect at that time (currently 34%). Deferred tax assets and liabilities in the financial statements result from the tax amounts that would result if the Israel Subsidiary distributed its retained earnings to its Parent.

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 12 - Income Taxes (cont’d)

During 2003, the Israel Subsidiary filed a completion report on its investment program. Final approval of the program was received from the Investment Center in March 2004. Final tax assessments from the Israeli income tax authorities have been received for the years through 2003. In addition, in February 2004, the Israel Subsidiary applied for a second (expansion) investment program based on terms similar to the first investment program. Formal approval of the application in respect of the second program was received from the Investment Center in July 2004. The approval has yet to be upheld by the Israeli income tax authorities.

Under its Approved Enterprise status, the Israel Subsidiary must maintain certain conditions and submit periodic reports. Failure to comply with the conditions of the Approved Enterprise status could cause the Israel Subsidiary to lose previously accumulated tax benefits. The Israel Subsidiary began claiming benefits in the 2000 tax year. Cumulative benefits received under the Israel Subsidiary’s approved enterprise status amount to approximately $750,000 at December 31, 2005. As of balance sheet date the Company believes that it is in compliance with the stipulated conditions.

Note 13 - Commitments and Contingencies

(a) Future minimum lease payments under non-cancelable operating leases for office space and cars, as of December 31, 2005 are as follows:

Year ending December 31	$

2006	486,125
2007	491,457
2008	347,247
2009	316,467
2010	207,331

1,848,627

Rental expense for operating leases for the years ended December 31, 2005 and 2004 was approximately $386,000 and $271,000, respectively.

(b) In April 2005, the Company entered into an operating lease for office space in New York City. The lease commenced on May 1, 2005 and ends on June 30, 2010. Under the terms of the lease, the Company shall have the right to cancel the lease commencing May 1, 2008, upon 90 days prior written notice to the Landlord. The monthly rent due under the lease begins at $5,500, with a two-month free period, and steps up at various stages throughout the lease, up to $6,223. The Company recognizes the rent expense for this lease on a straight-line basis over the minimum lease term. In addition to the base rent, the Company will be responsible for certain executory costs specified in the lease, including real estate taxes and utility charges.

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 13 - Commitments and Contingencies (cont’d)

(c) In July 2005, the Israel Subsidiary entered into a supplemental agreement to its operating lease with its landlord (the “Supplement”) in connection with the relocation of the Israeli offices to new office space. The term of the original lease was extended by 55 additional months beyond its original date of expiration, December 31, 2005. According to the Supplement, the Israel Subsidiary will occupy the new office space commencing September 15, 2005, through July 31, 2010. The monthly rent due under the lease is 50,802 New Israeli Shekels (“NIS”) ($11,036 based on the exchange rate on December 31, 2005) for the first year, and NIS 69,483 ($15,095 based on the exchange rate on December 31, 2005) for the remaining four years. The Company recognizes the rent expense for this lease on a straight-line basis over the minimum lease term. The rent payments will be linked to the Israeli Consumer Price Index. In addition to the base rent, the Company will be responsible for certain costs and charges specified in the lease, including maintenance and utility charges. As security for future rental commitments the Israel Subsidiary provided a bank guarantee in the amount of approximately $92,000.

(d) All of the Israel Subsidiary’s obligations to its bank, including the bank guarantee given to the Israel Subsidiary’s landlord, are secured by a lien on all of the Israel Subsidiary’s deposits at such bank. As of December 31, 2005, deposits at such bank amounted to $285,000, including a restricted long-term deposit of $92,000 as mentioned above.

(e) In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and investor relations arrangements. As of December 31, 2005, the total future commitments under these arrangements amount to approximately $405,000.

(f) Regarding the contingent payments which may result from the price protection right granted to Brainboost Partnership in the framework of the Purchase Agreement, see Note 3.

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Notes to Consolidated Financial Statements as of December 31, 2005

Note 14 - Fair Value of Financial Instruments

The Company's financial instruments at December 31, 2005 and 2004 consisted of cash and cash equivalents, investment securities, accounts receivables, prepaid expenses, deposits in respect of employee severance obligations, security deposits, accounts payable, accrued expenses, accrued compensation and related liabilities, liability in respect of employee severance obligations and deferred revenues. The carrying amounts of all the aforementioned financial instruments, approximate fair value.

Note 15 - Interest Income (Expense), Net

Interest income, net, in 2005 is comprised almost entirely of interest income earned from cash and cash equivalents and investment securities. Interest expense, net in 2004 includes approximately $3,962,000 of amortization of note discounts and deferred charges relating to convertible promissory notes, 8% interest on the face of such notes and of monthly liquidated damages in the amount of 1% to 1.5% of the aggregate purchase price of such notes, aggregating $450,000, less interest income of $29,000. The convertible promissory notes were fully settled upon the conclusion of our IPO in October 2004 (see Note 9).

Note 16 - Major Customer

Generally, the Company does not contract directly with advertisers, but rather, obtains advertising through the efforts of a third party supplier (the “Monetization Partners”). In 2005, the Company earned approximately 70% of its revenue through one of its Monetization Partners. In 2004, all of the Company's revenue was generated from fees derived from subscriptions to its former product.

Note 17 - Related Parties

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

In May 2005, the Company entered into an agreement with Shopping.com, Inc. ("Shopping.com") pursuant to which the Company obtains e-commerce information and ads from Shopping.com under a revenue sharing arrangement. At such time, one of the members of the Company’s board of directors, also served on the board of directors of Shopping.com, and as such was deemed to be an interested director with respect to the subject matter of the Shopping.com agreement. Such director had no pecuniary interest in the Shopping.com agreement, and did not take part in approving said transaction.

Note 18 - Subsequent Events

(a) On January 30, 2006, the Company granted 382,100 common stock options to its officers and employees, at an exercise price of $13.75 per option.

(b) On March 8, 2006 the Company submitted a statement of claim with the Tel-Aviv, Israel District Court against Babylon Ltd., for infringement of Israel Patent Number 121,457. The patent, entitled "Computerized Dictionary and Thesaurus Applications," covers a computerized searching process of indicating a target word on a display screen and employing at least one word appearing in the vicinity of the target word in order to eliminate ambiguity in the meaning of the target word. The patent was first filed in 1997 and was granted in 2004. The remedies that the Company seeks, initially, are damages in the sum of NIS 1,000,000 (approximately $210,000), an accounting of revenues derived from the infringing use and an injunction. Following the accounting, the Company may modify the sum it seeks in damages.