Form 10KSB/A
period 2005-12-31
Answers CORP
filed 2006-04-13
CIK 1283073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

Explanatory Note

This amendment is being filed to amend Part II Item 8A (Controls and Procedures). Except for the foregoing, no attempt has been made in this Form 10-KSB/A to modify or update other disclosures as presented in the original Form 10-KSB filed on March 20, 2005.

Part II

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

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Answers Corporation

Date: April 13, 2006	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein, President, CEO
(Principal Executive Officer) and Chairman of the Board of Directors

Date: April 13, 2006	By:	/s/ Steven Steinberg
Steven Steinberg, CFO
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Answers Corporation

Date:	April 13, 2006	By: /s/ Jerry Colonna
Jerry Colonna, Director

Date:	April 13, 2006	By: /s/ Lawrence S. Kramer
Lawrence S. Kramer, Director

Date:	April 13, 2006	By: /s/ Robert S. Rosenschein
Robert S. Rosenschein, President, CEO (Principal Executive Officer) and Chairman of the Board of Directors

Date:	April 13, 2006	By: /c/ Mark B. Segall
Mark B. Segall, Director

Date:	April 13, 2006	By: /s/ Edward G. Sim
Edward G. Sim, Director

Date:	April 13, 2006	By: /s/ Yehuda Sternlicht
Yehuda Sternlicht, Director

Date:	April 13, 2006	By: /s/ Mark A. Tebbe
Mark A. Tebbe, Director