Form 10QSB
period 2006-03-31
Answers CORP
filed 2006-05-12
CIK 1283073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

As of May 10, 2006, the registrant had outstanding 7,728,174 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION

Cautionary Note regarding Forward-Looking Statements

      In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy and operations, projected financial position, estimated future revenues, projected costs, future prospects are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" in Item 6 and elsewhere in our annual report on Form 10-KSB for the year ended December 31, 2005, as filed with the Securities and Exchange Commission, including among others the uncertainties associated with our ability to increase the number of users visiting our Website, our ability to increase the number of partners who will generate increased traffic to our Website, our ability to improve the monetization of our products, a decision by Google to stop directing user traffic to Answers.com through its definition link, a decision by search engines to change the algorithms responsible for directing search queries to the web pages that are most likely to contain the information being sought by Internet users or restrict the flow of users visiting our Website, our ability to renew current contracts with content providers on commercially acceptable terms or that our costs with respect to these contracts will not increase prohibitively following any renewal, the risks of litigation relating to our intellectual property, the risks associated with dependence upon key personnel and the need for additional financing. Please consider our forward-looking statements in light of those risks as you read this report.

-i-

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Interim Consolidated Balance Sheets (in thousands except share data)

	March 31	December 31
	2006	2005
	$	$
	(Unaudited)	(Audited)
Assets

Current assets:
Cash and cash equivalents	2,759	2,840
Investment securities	10,312	11,163
Accounts receivable	617	451
Other prepaid expenses and other current assets	372	349
Total current assets	14,060	14,803

Long-term deposits (restricted)	212	211

Deposits in respect of employee severance obligations	629	610

Property and equipment, net	652	597

Other assets:
Intangible assets, net	5,186	5,384
Prepaid expenses, long-term	270	254
Deferred tax asset, long-term	18	13
Total other assets	5,474	5,651
Total assets	21,027	21,872

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	145	305
Accrued expenses	675	673
Accrued compensation	468	322
Deferred revenues, short-term	47	67
Total current liabilities	1,335	1,367

Long-term liabilities:
Liability in respect of employee severance obligations	683	622
Deferred tax liability, long-term	112	98
Deferred revenues, long-term	436	442
Total long-term liabilities	1,231	1,162

Commitments and contingencies

Stockholders' equity:
Preferred stock: $0.01 par value; 1,000,000 shares authorized and undesignated	—	—
Common stock; $0.001 par value; 30,000,000 shares authorized;7,728,174 and 7,664,969 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	8	8
Additional paid-in capital	68,574	69,492
Deferred compensation	—	(3,518)
Accumulated other comprehensive loss	(31)	(29)
Accumulated deficit	(50,090)	(46,610)
Total stockholders' equity	18,461	19,343
Total liabilities and stockholders' equity	21,027	21,872

See accompanying notes to the interim consolidated financial statements

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Interim Consolidated Statements of Operations (in thousands except share and per share data)

	Three months ended March 31
	2006	2005
	$	$
	(Unaudited)	(Unaudited)

Revenues:
Answers.com advertising revenue	1,090	107
Co-Brands and licensing services	53	19
Subscriptions	11	50
	1,154	176

Costs and expenses:
Cost of revenue	684	243
Research and development	2,637	296
Sales and marketing	642	361
General and administrative	800	852
Total operating expenses	4,763	1,752

Operating loss	(3,609)	(1,576)

Interest income, net	141	86
Other expense, net	(3)	—

Loss before income taxes	(3,471)	(1,490)

Income taxes	(9)	(15)

Net loss	(3,480)	(1,505)

Basic and diluted net loss per common share	(0.47)	(0.25)

Weighted average shares used in computing basic and diluted net loss per common share	7,432,817	6,043,796

See accompanying notes to the interim consolidated financial statements

Answers Corporation (formerly GuruNet Corporation) and Subsidiaries

Interim Consolidated Statements of Cash Flows (in thousands)

	Three months ended March 31
	2006	2005
	$	$
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	(3,480)	(1,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	284	41
Deposits in respect of employee severance obligations	(19)	—
Increase in liability in respect of employee severance obligations	61	10
Deferred income taxes	9	11
Stock-based compensation to non-employees for services rendered	—	376
Stock-based compensation to employees and directors	408	10
Stock-based compensation in connection with the Brainboost transaction (see Note 4)	2,093	—
Exchange rate losses	3	—
Changes in operating assets and liabilities:
Increase in accounts receivable and other current assets	(189)	(54)
Increase (decrease) in long-term prepaid expenses	(16)	12
Increase (decrease) in accounts payable	(160)	187
Increase (decrease) in accrued expenses and other current liabilities	149	(2)
Decrease in short-term deferred revenues	(20)	(36)
Decrease in long-term deferred revenues	(6)	(14)
Net cash used in operating activities	(883)	(964)

Cash flows from investing activities:
Capital expenditures	(108)	(50)
Capitalization of software development costs	(18)	—
Purchase of intangible assets	(16)	—
Increase in long-term deposits	(1)	(25)
Purchases of investment securities	(6,519)	(13,250)
Proceeds from sales of investment securities	7,368	2,250
Net cash provided by (used in) investing activities	706	(11,075)

Cash flows from financing activities:
Exercise of warrants, net of issuance costs in the amount of $338	-	12,721
Exercise of common stock options	98	804
Net cash provided by financing activities	98	13,525

Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net increase (decrease) in cash and cash equivalents	(81)	1,486

Cash and cash equivalents at beginning of period	2,840	1,565

Cash and cash equivalents at end of period	2,759	3,051

Supplemental disclosures of cash flow information:
Income taxes paid	2	3

Non-cash investing activities:
Unrealized net loss from securities	2	—

See accompanying notes to the interim consolidated financial statements

Note 1 - Business

Answers Corporation (“the Parent”), formerly GuruNet Corporation, was founded as a Texas corporation on December 22, 1998, and reorganized as a Delaware corporation in April 1999. On December 27, 1998 the Parent formed a subsidiary based in Israel (“the Israel Subsidiary”), primarily for the purpose of providing research and development services to the Parent. On December 1, 2005, the Parent acquired all of the limited liability interests of Brainboost Technology, LLC for $4 million in cash and 439,000 shares of restricted stock (“Brainboost” - see Note 4). Answers Corporation and its wholly owned subsidiaries are collectively referred to as “the Company”. The Company operates an answer-based search service to users through its Web site, Answers.com, downloadable applications and co-brands.

The Company began trading on NASDAQ under the symbol ANSW on August 2, 2005. Prior to such date, the Company’s shares were traded on the American Stock Exchange under the symbol GRU. On October 17, 2005, the Company changed its corporate name from GuruNet Corporation to Answers Corporation.

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The results of operations for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Note 3 - Accounting for Stock-Based Compensation

Adoption of Statement of Financial Accounting Standards No. 123 (revised 2004)

Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The intrinsic value method of accounting resulted in compensation expense for stock options to the extent option exercise prices were set below the market value of the Company’s stock on the date of grant. To the extent stock option awards were forfeited prior to vesting, the previously recognized expense was reversed and recorded as a reduction to operating expenses.

Additionally, prior to January 1, 2006, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation” (SFAS 123) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), for awards to its directors and employees. The fair value of options granted to employees and directors prior to May 12, 2004, the date of the Company’s first filing with the U.S. Securities and Exchange Commission (SEC), in connection with its Initial Public Offering (IPO), was estimated on the date of grant using the minimum-value method. The fair value of options granted to employees and directors subsequent to May 12, 2004, was measured according to the Black-Scholes option-pricing model.

The fair value of options and warrants granted to non-employees prior to January 1, 2006, has been computed and accounted for in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, and was measured according to the Black-Scholes option-pricing model.

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards based upon the fair value on date of grant and recognition of such compensation cost over the service period for awards expected to vest. Under this method, the Company recognizes compensation cost for awards granted beginning January 1, 2006, based on the Black-Scholes option-pricing model. Furthermore, with the exception of stock options granted to employees prior to May 12, 2004, the date of the Company’s first filing with the SEC in connection with its IPO, the Company will recognize cost for unvested share-based awards as of January 1, 2006 based on the grant date fair value of those awards, adjusted for estimated forfeitures, if any, as previously calculated and reported for pro-forma disclosure purposes. The Company will recognize cost for unvested share-based awards as of January 1, 2006 and that were granted prior to May 12, 2004, based on the intrinsic value of such grants on their grant date.

The value of stock options, as noted, is recognized as compensation expense on a straight-line basis, over the requisite service period of the entire award, net of estimated forfeitures. Based on its decision to use the modified prospective method in adopting SFAS 123R, the Company did not need to adjust the corresponding 2005 amounts included in these financial statements.

Note 3 - Accounting for Stock-Based Compensation (cont’d)

Valuation Assumptions for Stock Options

The fair value for each stock option granted to employees and directors during the first quarter 2006 and 2005, was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Three months ended March 31
	2006	2005

Weighted average risk-free interest rate	4.47%	3.85%
Expected life (in years)	4.08	4.00
Weighted average expected volatility	41.19%	54.19%

The fair value for each stock option granted to non-employees during the first quarter of 2005, was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions (no such options were granted in the first quarter of 2006):

	Three months ended March 31
	2006	2005

Weighted average risk-free interest rate	N/A	3.85%
Contractual term (in years)	N/A	9.95
Weighted average expected volatility	N/A	74.52%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the first quarter of 2006, is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 107 (SAB 107), giving consideration to the contractual term of the options and their vesting schedules. The expected life of the options granted to non-employees equals their contractual term.

Due to the lack of sufficient history of the Company’s own stock volatility, the Company estimates its own expected stock volatility based on the historical stock volatility of three other companies, which are similar to the Company.

Note 3 - Accounting for Stock-Based Compensation (cont’d)

Fair Value Disclosures — Prior to SFAS 123(R) Adoption

Prior to January 1, 2006, as allowed by SFAS 123, the Company accounted for stock-based awards to employees and directors under the intrinsic value method, and adopted the disclosure requirements of SFAS 123 and SFAS 148, for awards to its directors and employees.

The following table illustrates the effect on net loss and net loss per share, as if the Company had applied the fair value methods of SFAS No. 123 for accounting purposes:

Three months ended March 31
2005
$ (in thousands, except for per share data)
(Unaudited)

Net loss, as reported	(1,505)
Add:
Stock-based compensation expense to employees and directors included in reported net loss, net of related tax effects	10

Deduct:
Stock-based compensation expense to employees and directors determined under fair value based method for all awards, net of related tax effects	(73)

Pro-forma net loss	(1,568)
Net loss per common share, basic and diluted:
As reported	(0.25)
Pro-forma	(0.26)

Note 4 - Acquisition of Brainboost

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

Furthermore, on the date of acquisition, the Company entered into an Employment Agreement with one of the principals of the Seller (the “Principal”), with an effective date of December 5, 2005 (the “Employment Agreement”). Pursuant to the Employment Agreement, the Principal joined the Company as Director of Natural Language Research and took charge of the integration and further development of the acquired technology within the Company’s systems and proprietary products.

In connection with the Purchase Agreement and the Employment Agreement, the Company entered into an escrow agreement on the acquisition date whereby 50%, 25%, and 25% of the Stock Consideration was scheduled to be released on March 1, June 1, and December 1, 2006, respectively, subject to certain performance and non-performance obligations. On March 1, 2006, the Company released 50% of the Stock Consideration, or 219,500 shares. Under the Purchase Agreement, the Stock Consideration released in March 2006, a total of 219,500 shares, was designated for the purpose of securing the continued employment of the Principal, and the Stock Consideration scheduled for release in June 2006, a total of 109,750 shares, continues to serve the same purpose. As the release of the 219,500 shares was originally subject to forfeiture based on the Principal’s employment, and the 109,750 shares continue to be subject to such forfeiture, the value of such escrowed shares, in the amount of $4,186,743 on the date of acquisition, is being recognized as research and development expense over the six-month requisite service period, beginning December 2005. The remaining 25% of shares that release from escrow on December 1, 2006, a total of 109,750 shares, are not subject to the Principal’s employment.

Additionally, the stock component of the consideration is subject to a Registration Rights Agreement pursuant to which the Company agreed to file a registration statement to register such stock component with the Securities and Exchange Commission within 75 days following December 1, 2005. Pursuant to the Registration Rights Agreement, the Company agreed to use its reasonable best efforts to cause the registration statement to be declared effective under the Securities Act of 1933 as promptly as possible after the filing thereof, but in any event not later than April 1, 2006. The Company further agreed that if its registration statement is not effective by April 1, 2006, it must pay the Seller a penalty of $100,000 per month, pro rated per day. As of the date of this report, the Securities and Exchange Commission is still reviewing the Company’s registration statement and its amendments and the registration statement has yet to be declared effective. As of May 11, 2006, the Company owes the Seller approximately $135,000 in penalty payments.

The agreement also grants the Seller certain non-transferable price protection rights, whereby a decline in the Company’s average stock price for the 20 consecutive trading days immediately preceding the one-year anniversary of the Acquisition Closing Date below $10.2575, would trigger the Seller’s right to receive from the Company compensation for the reduction in the Stock Consideration’s value (the “Price Protection”). In such an event, the Company would either pay the Seller cash for the difference between the $10.2575 and the average stock price, or repurchase the shares at $10.2575, for the remaining Stock Consideration held by the Seller on the one-year anniversary of the acquisition close. The Price Protection is also subject to cancellation at the cumulative occurrence of certain conditions relating to the market price of the Stock Consideration, the registration of the Stock Consideration, and other criteria including termination of the Principal from the Company prior to the one-year anniversary of the Acquisition Closing Date. Any cash consideration payable pursuant to the Price Protection will be accounted for upon settlement as an adjustment to the value of the shares issued at closing. Upon adoption of SFAS 123R on January 1, 2006, the value of the portion of the Price Protection that relates to the Stock Consideration that was deemed compensation expense (see above), is being charged as stock-based compensation over the requisite six-month employment service period ending May 31, 2006. As a result, the Company recorded additional stock-based compensation expense of $33,000 during the three months ending March 31, 2006.

The transaction was accounted for as an asset acquisition. The allocation of the purchase price to the assets acquired was as follows:

$ (in thousands)

Acquired Technology - Brainboost Answer Engine	5,355
In-Process Research & Development	97

Total Assets Acquired	5,452

Value of escrowed shares being charged to compensation expense over the six months ending May 31, 2006	4,187
Total Purchase Price	9,639

The Acquired Technology is included on the accompanying balance sheets in intangible assets, net, and is being amortized on a straight-line basis over an estimated useful life of six years. The In-Process Research and Development relates to projects that were substantive, yet incomplete as of the acquisition date. Accordingly, it has not been recorded as a separate asset on the balance sheet but as additional research and development expense as of the Acquisition Closing Date. The value of escrowed shares being charged to compensation expense over the six months ending May 31, 2006, relates to the Stock Consideration, associated with the March and June escrow release dates, and is being recorded as equity and charged to expenses on a straight-line basis over six months. As of March 31, 2006, $2,791,000 of such value was amortized.

Note 5 - Stockholders’ Equity

General

The following table summarizes the changes in the Company’s stockholders’ equity during the three-month period ending March 31, 2006:

$ (in thousands)

December 31, 2005	19,343

Exercise of stock options	98
Stock-based compensation excluding amounts relating to Brainboost transaction (see Note 4)	408
Other comprehensive loss	(1)
Stock-based compensation in connection with the Brainboost transaction (see Note 4)	2,093
Net loss for the period	(3,480)

March 31, 2006	18,461

Additionally, upon the adoption of SFAS 123R effective January 1, 2006, the balance of deferred compensation as of December 31, 2005, amounting to $3,517,844, was reversed against additional paid-in capital, and will be recorded based on the vesting terms of the stock-based awards for which this deferred compensation has been recorded in the past.

Common Stock

During the first quarter of 2006, the Company issued a total of 63,205 shares of common stock due to the exercise of 63,205 of the Company’s outstanding stock options, for a total consideration of $98,000.

Note 5 - Stockholders’ Equity (cont’d)

Stock Warrants

As of March 31, 2006, there were 1,157,763 outstanding stock warrants with a weighted average exercise price of $16.21. All warrants are exercisable immediately. No warrants were exercised during the first quarter of 2006.

On February 4, 2005 the Company entered into an agreement (the "Warrants Agreement"), with certain holders of stock warrants, pursuant to which such holders exercised an aggregate of 1,871,783 stock warrants at the stated exercise price thereof. As a result, the Company issued an aggregate of 1,871,783 shares of its common stock, for aggregate gross consideration of $12,559,700. Under the terms of the Warrants Agreement, in order to provide incentive to the warrant holders to exercise their stock warrants , for every share of common stock purchased by the holders through the exercise of stock warrants , the Company issued to the warrant holders new warrants, dated February 4, 2005, to purchase such number of shares of common stock equal to 55% of the number of shares of common stock underlying their respective stock warrants (the "New Warrants"). As a result, the Company issued 1,029,488 of New Warrants at an exercise price of $17.27 per share. The New Warrants are immediately exercisable and expire on February 4, 2010.

Stock Compensation Plans

The Company provides for direct grants or sales of common stock, and common stock options to employees and non-employees through the following: the 1999 Stock Option Plan (the 1999 Plan), the 2000 Stock Option Plan (the 2000 Plan) and the 2003 Stock Option Plan (the 2003 Plan) (thereafter collectively “Prior Option Plans”), the 2004 Stock Option Plan (the 2004 Plan) and the 2005 Incentive Compensation Plan (the 2005 Plan). In addition, in prior years, the Company had granted stock options outside of its stock options plans, to certain individuals and entities. As of March 31, 2006, 35,651 options were issued and outstanding outside of the Company’s stock option plans.

The 2005 Plan was approved by the Company’s stockholders in July, 2005, following the earlier adoption by the Company’s board of directors. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards to officers, directors, employees, consultants and other persons who provide services to the Company. The total number of Company shares of common stock reserved and available for grant under the 2005 Plan was set at 850,000, upon its adoption.

Under all option plans, options generally vest 25%, with respect to the number granted, upon the first anniversary date of the option grant, and the remainder vest in equal monthly installments over the 36 months thereafter. Vested options are exercisable immediately.

The options generally expire between six to ten years after grant date. Except for grants to certain executives, employee options are generally forfeited, if not exercised, within three months of termination of employment.

Stock Options

During the three months ended March 31, 2006, the Company granted a total of 388,600 stock options to its employees and officers, of which 384,600 stock options were granted under the Company’s 2005 Compensation Plan, and 4,000 stock options under its 2004 Stock Option Plan.

Note 5 - Stockholders’ Equity (cont’d)

Stock Options (cont’d)

The following table summarizes the Company’s stock option activity in the first quarter of 2006:

	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2005	1,429,521	$8.27

Granted (2005 and 2004 Plans)	388,600	13.70
Exercised	(63,205)	1.56
Forfeited	(10,700)	11.36
Outstanding as of March 31, 2006	1,744,216	$10.27
Exercisable as of March 31, 2006	516,131	$6.15

The weighted average fair value of options granted during the first quarter of 2006 was $5.28 per option.

As of March 31, 2006, 418,400 and 10,952 options were available for grant under the 2005 Plan and the 2004 Plan, respectively. All Prior Option Plans are closed for future grants.

The following table summarizes information about stock options outstanding as of March 31, 2006:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.69 - 5.00	272,547	6.72	$2.99	194,613	6.27	$2.52
5.06 - 9.21	523,159	8.09	5.33	238,821	7.87	5.40
10.54 - 14.49	612,310	6.66	13.17	32,697	5.59	11.51
15.35 - 20.35	336,200	9.06	18.59	50,000	8.96	20.35
$0.69 - 20.35	1,744,216	7.56	$10.27	516,131	7.03	$6.15

The aggregate intrinsic value of stock options outstanding as of March 31, 2006, was $6,055,000, of which $3,442,000 relates to vested awards. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date.

Note 5 - Stockholders’ Equity (cont’d)

Stock Options (cont’d)

The total fair value of stock options vested during the three months ending March 31, 2006, amounts to $408,000, net of estimated forfeitures of $3,000, and was recorded as stock-based compensation expense following the adoption of SFAS 123R (see Note 3). Such stock-based compensation expense includes $33,000, related to Brainboost’s Price Protection (see Note 4). As of March 31, 2006, there was $5,562,000 of unrecognized compensation cost, net of estimated forfeitures of $9,000, related to nonvested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

Year ending December 31	$ (in thousands)

2006	1,278
2007	1,683
2008	1,640
2009	918
2010	43
5,562

Note 6 - Commitments and Contingencies

(a)	Future minimum lease payments under non-cancelable operating leases for office space and cars, as of March 31, 2006 are as follows:

Year ending December 31	$ (in thousands)

2006	368
2007	491
2008	347
2009	316
2010	207
1,729

Rental expense for operating leases for the three months ended March 31, 2006 and 2005 was $108,000 and $60,000, respectively.

(b)
All of the Israel Subsidiary’s obligations to its bank, including the bank guarantee given to the Israel Subsidiary’s landlord, are secured by a lien on all of the Israel Subsidiary’s deposits at such bank. As of March 31, 2006, deposits at such bank amounted to $221,000, including a restricted long-term deposit of $92,000 as mentioned above.

(c)
In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and investor relations arrangements. As of March 31, 2006, the total future commitments under these arrangements amount to approximately $535,000.

(d)
As part of the acquisition of Brainboost (see Note 4), the Company agreed that in the event that the average closing price of its common stock for the 20 consecutive trading days (“Average Closing Price”) immediately preceding December 1, 2006 is less than $10.2575, at the Company’s option it will either repurchase the common stock held by the sellers at such date for $10.2575 per share or pay the sellers the difference between $10.2575 per share and the Average Closing Price for shares they are still holding, subject to certain conditions in the purchase agreement. In the event that the Average Closing Price of the Company’s common stock is below $10.2575 on December 1, 2006 and the sellers have not sold a significant amount of the common stock issued to them, the Company may be obligated to pay the sellers a significant amount of additional cash.

Note 6 - Commitments and Contingencies (cont’d)

(e)
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

Note 7 - Major Customer

Generally, the Company does not contract directly with advertisers, but rather, obtains advertising through the efforts of a third party supplier (the “Monetization Partners”). During the three months ended March 31, 2006 and 2005, the Company earned approximately 65% and 52% of its revenue, respectively, through one of its Monetization Partners. In addition, during the three months ended March 31, 2006, the Company earned 15% of its revenue through another Monetization Partner.

Note 8 - Subsequent Events

Pursuant to a Registrations Right Agreement that the Company entered into in connection with the acquisition of Brainboost Technology, LLC (see Note 4 for further details), the Company agreed that if its registration statement is not effective by April 1, 2006, it must pay the sellers a penalty of $100,000 per month, pro rated per day. As of the date of this report, the Securities and Exchange Commission is still reviewing the Company’s registration statement and its amendments and the registration statement has yet to be declared effective. As of May 11, 2006, the Company owes the Seller approximately $135,000 in penalty payments.

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

Overview

We own, operate and provide an online answer-based information-retrieval service that offers Internet users conveniently formatted snapshot, multi-faceted definitions and explanations, integrated into a single consolidated browser view. Our flagship site, Answers.com, is a leading aggregator of information and reference content, on more than 3 million topics, covering general reference, business, arts and culture, legal, medical, science and technology, people, places, music and many others. Our topic library contains over 60 titles from brand-name publishers. Additionally, we offer "1-Click Answers" - a software tool that facilitates more efficient access to Answers.com by allowing users working in almost any application such as e-mail, spreadsheet or word processing to click on a word or phrase within a document and access Answers.com’s online library via a pop-up window.

In January 2005, we announced the release of Answers.com. The launch of the Website represented our gravitation to a new ad-based revenue model, as opposed to our previous subscription-based model. Prior to January 2005, we sold subscriptions to our answer engine product, GuruNet. Prior to December 2003, we sold lifetime subscriptions to GuruNet, generally for $40. In December 2003, we decided to alter our pricing model and moved to an annual subscription model, generally, $30 per year. A desire to grow revenues led to our current implementation, in January 2005, of a free-to-customer product, Answers.com and "1-Click Answers" software. Since the launch of Answers.com in January 2005, we have ceased offering new subscriptions to GuruNet.

On October 17, 2005, we changed our corporate name from GuruNet Corporation to Answers Corporation. On August 2, 2005 we began trading on NASDAQ under the symbol ANSW. Prior to such date, our shares were traded on the American Stock Exchange under the symbol GRU.

Answers.com Traffic, Answers Services and Monetization

Our revenue is primarily driven by the query traffic generated by Answers.com and our ability to effectively monetize that traffic. Our current traffic is primarily based on: (i) Search engines: when our pages rank very high in the search engines’ algorithmic systems, Answers.com results are more likely to be accessed by users; (ii) Google’s definition link: our informal, non-contractual relationship, in which Google links to our pages for definitions; and (iii) Answers.com direct users - users visiting our site either directly, through partnering websites, or via “1-Click Answers”. Our primary revenue model for Answers.com traffic is based on advertising. Most of our ad revenue is earned from performance-based ads, whereby we earn revenue based on number of clicks associated with such ads (e.g., sponsored links), and paid-per-impression advertising, whereby revenues are derived from the display of ads (e.g., graphic ads). Generally, we do not contract directly with advertisers, but rather, obtain advertisements through the efforts of third parties that contract with advertisers seeking to advertise in their network of web sites, including our web site. We refer to such third parties as “Monetization Partners”. Monetization Partners generally compensate us by paying Answers a portion of the revenue they earn from advertisers for our provision of promotional space on our web site.

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

Brainboost Answer Engine

On December 1, 2005, we acquired Brainboost Technology, LLC, creators of the Brainboost Answer Engine (“BAE”) - artificial intelligence technology enabling natural language search on the Web - for $4 million in cash and 439,000 shares of restricted stock (including certain price protection rights), valued at approximately $5.6 million. As a result of the purchase we acquired software technology, the BAE, valued at approximately $5.4 million. In connection with the transaction, the developer of the BAE joined our company as Director of Natural Language Research.

The BAE delivers answers to end-user generated natural language questions by identifying pages on the web that contain sentences or phrases that appear to answer such specific questions. We are currently in the process of integrating the BAE into our own product line. We also plan that in cases where Answers.com’s library of topics contains the information that answers an end-user’s question, the results will be extracted by the BAE from our internal content-base. We expect that initial integration of the BAE into Answers.com will be completed by the end of the second quarter of 2006.

Results of Operations

Revenues

Revenues in the first quarter of 2006 were $1,154 thousand compared to $176 thousand during the same period in 2005, an increase of $978 thousand or 556%. Revenues in the first quarter of 2006 consisted of Answers.com advertising revenues of $1,090 thousand, revenues from co-brands of $53 thousand, and subscription revenue of $11 thousand. In contrast, revenues during the same period in 2005 resulted from Answers.com advertising revenues of $107 thousand, recognition of previously deferred subscription license revenue of $50 thousand, and revenues from co-brands and other revenues, of $19 thousand.

As noted above, on January 3, 2005, we announced the release of Answers.com, and embarked on a new ad-based revenue model. Generally, we do not contract directly with advertisers, but rather, obtain advertisements through the efforts of Monetization Partners. While we receive monetization services from various Monetization Partners, two of the providers, Google and Shopping.com, accounted for approximately 65% and 15%, respectively, of our total revenue in the first quarter of 2006. In addition to Google and Shopping.com, we utilize the services of other Monetization Partners that provide us with ads that are served on our Website.

Our Answers.com advertising revenue is a function of various factors, the most basic of which are the level of our traffic or queries, and how effectively we monetize such traffic. We gauge the effectiveness of our monetization efforts and trends by measuring our revenue per one thousand queries, or RPM. Our objective is to increase both traffic and RPMs in a manner that values the critical impact that each has on the outcome of our advertising revenue. We need to increase our RPMs while ensuring that we do not alienate our current and potential users and partners.

Our Answers.com average daily queries and RPMs have grown significantly since our launch in January 2005, as follows:

	Average Daily Queries	Advertising Revenues (thousands)	RPM
Q-1 2005	900,000	$107	$1.32
Q-2 2005	1,780,000	$357	$2.20
Q-3 2005	1,770,000	$500	$3.07
Q-4 2005	2,100,000	$807	$4.18
Q-1 2006	2,590,000	$1,090	$4.67

Our RPMs have risen since the launch of Answers.com due to various initiatives, including, changes to our site design, adding or switching Monetization Partners, the location and number of ads on our Answer pages and the types of ads we present. More specifically, in the first quarter of 2006 our RPMs rose due to continued optimization of ads from Google and an increase in the revenue-share percentage offered by Google, improvements in performance of Shopping.com and an increase in our usage of impression-based advertising. There are many companies in the market that provide Internet ad services similar to those provided by our own Monetization Partners, including Google and Shopping.com. Thus, while Google and Shopping.com contributed most of our revenue in the first quarter of 2006, we do not feel that our ad revenue strategy is dependent on any one provider. Our strategy is to work with Monetization Partners that we believe maximize the average amount of revenue we earn per page view.

Our co-branding arrangements with third parties, whereby users gain access to our answer-based search services on a co-branded web site, resulted in $53 thousand of revenues in the first quarter of 2006.

Subscription revenue of $11,000, in the first quarter of 2006, resulted from recognition of previously deferred subscription license revenue. We have not sold subscriptions since January 2005. The Q-1 2006 subscription revenue relates to fixed-term subscriptions we sold prior to such date. As of March 31, 2006, we still have $13,000 of deferred revenue from fixed-term subscriptions that will be recognized over the remainder of 2006. Additionally, as of March 31, 2006, we have approximately $425,000 of long-term deferred revenues, relating to subscriptions, which had no defined term, which we sold in 2003. We have not yet determined what the ultimate disposition of such long-term deferred revenues will be, and when it will impact our Statement of Operations.

Cost of Revenues

Cost of revenues is comprised almost entirely of fees to third party providers of content, web search service fees, amortization of the cost of acquired software used in our products, data center costs (including depreciation of information technology assets), traffic acquisition costs (contractual revenue sharing fees to various web site operators for visitors directed to Answers.com) and the salaries, benefits, travel and overhead costs relating to personnel who are responsible for content editing and integration, production operations and customer support.

Cost of revenues in the first quarter of 2006 was $684 thousand compared to $243 thousand during the same period in 2005, a net increase of $441 thousand or 181%. This net increase was due, primarily, to $223 thousand of amortization resulting from the acquisition of the BAE; increased compensation costs (excluding stock-based compensation) of approximately $70 thousand as a result of staffing additions in our production operations, content and customer support departments, and January raises; stock-based compensation of $28 thousand; increases in data center costs (including depreciation of information technology assets) required to manage more Internet traffic of $61 thousand; increase in fees we pay Google for the web search results they provide us of $17 thousand; and increases in content licensing costs of $21 thousand.

Research and Development Expenses

The salaries, benefits, travel and overhead costs of personnel conducting research and development of our products and services, and consulting costs, comprise practically all of our research and development expenses. In the first quarter of 2006, the projects being conducted by the research and development team related mostly to user interface improvements and enhanced product functionality and features.

Research and development expenses in the first quarter of 2006 were $2,637 thousand compared to $296 thousand during the same period in 2005, a net increase of $2,341 thousand or 791%. The net increase is due, primarily, to compensation charges resulting from the acquisition of Brainboost Technology, LLC, discussed further below, and increases in compensation-related expenses of approximately $258 thousand, due to growth in our research and development team, January salary increases and stock-based compensation of $89 thousand.

As noted earlier, in December 2005 we purchased Brainboost Technology, LLC. A portion of the purchase price was deemed to be compensation expense over the six month period ending May 31, 2006, to account for the certain escrow arrangements related to the restricted stock component of the purchase price. Under the terms of the Brainboost purchase, 50% and 25% of the shares of restricted stock are in escrow for 3 and 6 months, respectively, after the purchase date. Release from escrow is contingent upon the continued employment, at Answers, of one of the principals of the general partnership which formerly owned Brainboost Technology, LLC, an expert in artificial intelligence and natural language search technology. The value of such escrowed shares, of approximately $4.2 million, is being charged to compensation expense, on a straight-line basis, over the requisite six-month employment commitment period. As a result, in the first quarter of 2006, we recorded $2,093 thousand of compensation expense in Research and Development. The remaining value of the escrowed shares as of March 31, 2006, of $1,396 thousand, will be amortized in the second quarter of 2006.

Sales and Marketing Expenses

The salaries, benefits, travel and overhead costs of sales and marketing personnel, marketing consulting, public relations and marketing services and advertising costs, comprise substantially all of sales and marketing expenses.

Sales and marketing expenses in the first quarter of 2006 were $642 thousand compared to $361 thousand during the same period in 2005, a net increase of $281 thousand or 78%. The net increase is primarily due to increased compensation expense of $396 thousand, due to increases in the number of employees in our sales and marketing department, January salary increases and stock-based compensation of $151 thousand. We hired our Chief Revenue Officer at the end of the first quarter of 2005; therefore, the first quarter of 2005 only includes approximately 20% of his quarterly salary. Additionally, our advertising and promotion expenses rose from $52 thousand to $68 thousand, and our overhead expenses rose from $20 thousand to $46 thousand. The aforementioned increases were offset mostly due to the non-recurrence, in the first quarter of 2006, of two expenses that took place in the first quarter of 2005. In the first quarter of 2005, we incurred approximately $135 thousand in consulting costs, including $113 thousand of stock-based compensation, relating to a strategic consultant who assisted us in formulating our product and marketing strategy, and we incurred $35 thousand in recruiting fees.

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

General and administrative expenses in the first quarter of 2006 were $800 thousand compared to $852 thousand during the same period in 2005, a net decrease of $52 thousand or 6%. The net decrease is comprised of many individual line expenses, the most significant of which follow:

•
On January 20, 2005, we entered into an agreement with an investment-banking firm, which also acted as one of the underwriters of our IPO, to provide general financial advisory and investment banking services for a minimum term of six months. Further, upon signing of the contract, the underwriter received fully vested warrants to acquire 100,000 shares of Common Stock at an exercise price of $11.00. This agreement was terminated in September 2005. As a result of this agreement, in Q-1 2005, we recorded approximately $25 thousand of cash compensation and $225 thousand in stock-based compensation, which represents the amortization of the fair value of the warrants on the date of their issuance, over the minimum term of the agreement. This expense did not recur in Q-1 2006.

•
In December 2004, we entered into an agreement with an investor relations firm pursuant to which we incurred $100 thousand of fees over a one-year period for investor relations services. Additionally, pursuant to the agreement, in March 2005, we issued 7,800 shares of common stock to such firm. As a result of this agreement, in Q-1 2005, we recorded $44 thousand of stock-based compensation, which represents the amortization of the fair value of the stock on the date of its issuance, over the expected life of the agreement. This agreement was renewed for an additional year, at $8 thousand per month, with no stock component; therefore there was no recurrence of stock-based compensation to our investor relations firm in the first quarter of 2006.

•	Legal fees decreased by approximately $115 thousand. Legal fees in Q-1 2005 were high to due legal services relating to a registration statement and merger and acquisition activities.

•
The aforementioned decreases were offset, to a large extent, by increased compensation expense of $245 thousand, due to increases in the number of employees in the general and administrative department, January salary increases and stock-based compensation of $130 thousand. The remaining net increase in general and administrative expenses of $107 thousand stems mostly from increases in overhead, accounting, travel and insurance costs.

Interest Income (Expense), Net

Interest income in the first quarter of 2006, was $141 thousand compared to $86 thousand during the same period in 2005, an increase of $55 thousand. The increase resulted primarily from higher average cash and investment securities balances during the first quarter of 2006 as compared to the same quarter in 2005.

Other Expense, Net

Other expense, net in the first quarter of 2006, of $3 thousand is comprised mostly of foreign exchange net losses. There were no other expenses, net in the first quarter of 2005.

Income Tax Expense

Our effective tax rate differs from the statutory federal rate due to differences between income and expense recognition prescribed by income tax regulations and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating and amortizing property, equipment and intangible assets and differ in the methods and timing for calculating and recording stock compensation expense. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect state and local taxes and foreign income from our wholly owned subsidiary. Our deferred tax assets are mostly offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to transpire.

We had net operating loss carryforwards for federal and state income tax purposes of approximately $43 million at March 31, 2006 and $37 million at March 31, 2005. The federal and state net operating losses will expire if not utilized on various dates from 2009 through 2025. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. In January 2006, we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382 using assumptions regarding the respective values of our stock. Based upon our analysis, we estimate two significant changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986 that would trigger the limitations. The first took place in September 1999 in connection with our Preferred Stock Class C issuance and the second took place in October 2004 with respect to our Initial Public Offering. Based on our current estimates and assumptions, we may utilize approximately $840 thousand for the period prior to September 1999 and approximately $1.8 million in net operating loss carryforwards on an annual basis attributable to the NOL carryforwards between 2000 through 2004, assuming we generate sufficient taxable income in any given year to utilize such amounts. Any unused annual limitation may be carried over to future years. Our Israeli subsidiary has capital loss carryforwards of approximately $600,000 that can be applied to future capital gains for an unlimited period of time under current tax rules.

Our Israeli subsidiary had income during the three months ending March 31, 2006 and 2005, resulting from its cost plus agreement with the parent company, whereby it charges it for research and development services it provides to us, plus 12.5%. However, the subsidiary is an “approved enterprise” under Israeli law, which means that income arising from the subsidiary’s approved activities is subject to zero tax under the “alternative benefit” path for a period of ten years. In the event of distribution by the subsidiary of a cash dividend out of retained earnings which were tax exempt due to the “approved enterprise” status, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received.

As of March 31, 2006, we accrued approximately $85 thousand, net of deferred tax assets, to reflect the estimated taxes that our subsidiary would have to pay if it distributed its accumulated earnings to us. Should the subsidiary derive income from sources other than the approved enterprise during the relevant period of benefits, this income will be taxable at the tax rate in effect at that time (currently 31%, gradually being reduced to 25% in 2010). Through March 31, 2006, our Israeli subsidiary received tax benefits of approximately $780 thousand.

Net Loss

Our net loss increased to $3,480 thousand in the first quarter of 2006, from $1,505 thousand during the same period in 2005, as a result of the changes in our revenues, income, costs and expenses as described above.

Critical Accounting Judgments and Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2005 and 2004, and our consolidated interim financial statements for the quarters ended March 31, 2006 and 2005, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Revenue Recognition

In 2003, we sold lifetime subscriptions to our consumer product and did not recognize revenue from those sales since the obligation to continue serving such content had no defined termination date and adequate history to estimate the life of the customer relationship was not available. Cash received from such lifetime licenses is reflected as long-term deferred revenues on the accompanying balance sheets. Those deferred lifetime subscriptions amount to approximately $425,000 as of March 31, 2006. We have not yet determined what the ultimate disposition of such deferred revenues will be, and when it will impact our Statement of Operations. Beginning December 2003 and throughout 2004, we generally, sold consumers one-year subscriptions to GuruNet. We recognized the amounts we received from those subscriptions over the life of the related subscription. Beginning April 2004, certain users who purchased lifetime subscriptions in 2003 exchanged their lifetime subscriptions for free two-year subscriptions to a newer, enhanced version of the GuruNet product. The cash previously received from such users is being recognized as revenues over the new two-year subscription.

Beginning January 2005, we no longer offered subscriptions to our consumer products and/or websites. Our business model for Answers.com is, since January 2005, primarily an advertising model. Generally, we do not contract directly with advertisers, but rather, obtain advertisements through the efforts of third parties that contract with advertisers seeking to advertise in their network of web sites, including our product. The third parties are obligated to pay us a portion of the revenue it earns from advertisers, as compensation for our sale of promotional space on our Internet properties. Amounts earned from such third parties are reflected as revenue on our statement of operations in the period in which such advertising services were provided.

Accounting for Stock-based Compensation

As of January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

With the exception of stock options granted to employees prior to May 12, 2004, the date of our first filing with the U.S. Securities and Exchange Commission in connection with our IPO, we determine the fair value of stock options (for disclosure purposes prior to January 1, 2006, and for accounting purposes beginning January 1, 2006) granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options and warrants granted to non-employees, for accounting purposes, using the Black-Scholes valuation model. Prior to our IPO, in October 2004, the market value of the underlying stock was based on estimates that are inherently highly uncertain and subjective. Additionally, since prior to our IPO there had been no public market for our stock, and as subsequent to our IPO we have not had sufficient history to actually predict our volatility, our assumptions about stock price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our actual stock price volatility. Had we made different assumptions about the market value of our stock, stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different, in the first quarter of 2006, as well as in periods prior to our adoption of SFAS 123R.

 Accounting For Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax item in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our US deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. Deferred tax assets and liabilities in the financial statements result from the tax amounts that would result if our Israeli subsidiary distributed its retained earnings to us. This subsidiary is entitled to a tax holiday, as described above, yet continues to generate taxable income in respect of services provided to us, and therefore were the subsidiary to distribute its retained earnings to us, we believe that the deferred tax asset relating to the Israeli subsidiary would be realized. In the event that our subsidiary’s products would not generate such taxable income, we would need to write off the deferred tax asset as an expense in the statement of operations. It should be noted that as the income is derived from us, it is eliminated upon consolidation.

 Recently Issued Accounting Pronouncements

  SFAS 123R - Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R). SFAS 123R requires entities to measure the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees and directors, provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. We were required to implement SFAS 123R as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

As of January 1, 2006, we adopted SFAS 123R using the modified prospective method, thus there was no impact on the prior period financial statements. Under this method, we began recognizing compensation cost for new awards and to awards modified, repurchased or cancelled, based on the SFAS 123R fair value model, after January 1, 2006. Furthermore, we will recognize cost for unvested share-based awards as of January 1, 2006 based on the grant date fair value of those awards, adjusted for estimated forfeitures, if any, as previously calculated and reported for proforma disclosure purposes.

The total fair value of stock options vested during the three months ending March 31, 2006, which amounts to $408 thousand, net of estimated forfeitures of $3 thousand, was recorded as stock-based compensation expense. Had we accounted for stock-based awards to employees and directors under the intrinsic value method of APB 25, the method used in periods prior to January 1, 2006, the stock-based compensation expenses would have amounted to $4 thousand.

As of March 31, 2006, there was $5,562 thousand of unrecognized compensation cost, net of estimated forfeitures of $9 thousand, related to non-vested stock options granted under our various stock option plans. That cost is expected to be recognized as follows:

Year ending December 31	$ (in thousands)

2006	1,278
2007	1,683
2008	1,640
2009	918
2010	43
5,562

Liquidity and Capital Resources

 Our principal sources of liquidity are our cash and cash equivalents, and investment securities that we raised through various financing events that took place in 2004 and 2005, and to a lesser extent, cash inflows from revenues. In October 2004, we raised approximately $10.8 million, net of underwriting fees and offering expenses, through our IPO and the exercise of the over-allotment option. After repaying the portion of bridge notes that did not convert to common shares, of $3,160,000, approximately $7.6 million remained. In 2005, we raised approximately $15.4 million from the exercise of warrants and options. We have incurred negative cash flow from operations since our inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy.

Cash flows for the three months ended March 31, 2006 and 2005 were as follows (in thousands):

	March 31, 2006	March 31, 2005
Net cash used in operating activities	$(883)	$(964)
Net cash provided by (used in) investing activities	$706	$(11,075)
Net cash provided by financing activities	$98	$13,525

Despite a net loss of $3,480 thousand in the first quarter of 2006, our net cash used in operations was $883 thousand. The primary reason for the large difference is that $408 thousand of our operating expenses were the result of non-cash, stock-based compensation to employees and directors, and approximately $2.1 million of our operating expenses were the result of non-cash, stock-based compensation that resulted from the Brainboost transaction (see Research and Development discussion above for further details). In the first quarter of 2005, despite a net loss of $1,505 thousand, our net cash used in operations was $964 thousand. The primary reasons for the difference is that $386 thousand of our operating expenses were the result of non-cash, stock-based compensation, and various changes in our operating assets and liabilities.

Net cash provided by and used in investing activities in the first quarters of 2006 and 2005, respectively, is attributable primarily to purchases of investment securities less the proceeds from the sale of investment securities, as delineated in our Interim Consolidated Statement of Cash Flows. Investment securities consist mostly of investments in auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods of 28 days, classified as available-for-sale securities and stated at fair value.

Cash flow from financing activities during the first quarters of 2006 and 2005 relates to the net proceeds from the exercise of stock warrants and stock options.

On December 1, 2005, we acquired Brainboost Technology, LLC for $4 million in cash and 439,000 shares of common stock. The stock component of the consideration is subject to a Registration Rights Agreement pursuant to which we agreed to file a registration statement to register such stock component with the Securities and Exchange Commission within 75 days following December 1, 2005. Pursuant to the Registration Rights Agreement, we agreed to use our reasonable best efforts to cause the registration statement to be declared effective under the Securities Act of 1933 as promptly as possible after the filing thereof, but in any event not later than April 1, 2006. We further agreed that if our registration statement is not effective by April 1, 2006, we must pay the sellers a penalty of $100,000 per month, pro rated per day. As of the date of this quarterly report, the Securities and Exchange Commission is still reviewing our registration statement and its amendments and the registration statement has yet to be declared effective. As of May 11, 2006, the Company owes the Seller approximately $135,000 in penalty payments.

As part of the acquisition, we granted the sellers certain price protection rights. We agreed that in the event that the average closing price of our common stock for the 20 consecutive trading days (“Average Closing Price”) immediately preceding December 1, 2006 is less than $10.2575, at our option we will either repurchase the common stock held by the sellers at such date for $10.2575 per share or pay the sellers the difference between $10.2575 per share and the Average Closing Price for shares they are still holding (the “Brainboost Price Protection”). The Brainboost Price Protection is subject to cancellation at the cumulative occurrence of certain conditions relating to the market price of our common stock and other factors that have not yet transpired, and may never transpire. In the event that the Average Closing Price of our common stock is below $10.2575 on December 1, 2006, the Brainboost Price Protection is not cancelled, and the sellers have not sold a significant amount of the common stock issued to them, we may be obligated to pay the sellers a significant amount of additional cash.

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

 Off-Balance Sheet Arrangements

 Except for the Brainboost Price Protection discussed immediately above, we have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Contractual Obligations and Commitments

 As of March 31, 2006, we had the following known contractual obligations and commitments:

	$ (in thousands)
Year Ending December 31	Purchase Contracts	Operating Leases	Total

2006	273	368	641
2007	195	491	686
2008	67	347	414
2009	—	316	316
2010	—	207	207
Total	$535	$1,729	$2,264

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

 ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2006, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of March 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Steven Tover Litigation

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

Following a pre-trial hearing that took place on March 5, 2006, the Court recommended that the litigants explore the possibility of resolving the dispute through mediation and we are currently in the process of commencing the mediation proceedings. We estimate that the probability of Tover prevailing in the Claim is low, although we cannot guarantee how any court will rule on a given matter.

Babylon Litigation

On March 8, 2006, we submitted a statement of claim with the Tel-Aviv District Court against Babylon Ltd., for infringement of Israel Patent Number 121,457. The remedies that we seek are damages in the sum of NIS 1,000,000 (approximately $210,000), an accounting and an injunction. Babylon Ltd. has not yet filed its statement of defense. We estimate that the chances of success are reasonable, although we cannot guarantee how any court will rule on a given matter.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32*
Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*
The certifications attached as Exhibit 32 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Answers Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANSWERS CORPORATION
Date: May 12, 2006
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

32*
Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*
The certifications attached as Exhibit 32 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Answers Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.