Form 10KSB/A
period 2005-03-31
Answers CORP
filed 2006-05-19
CIK 1283073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to
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

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

Explanatory Note

This amendment is being filed to amend Part I Item 1 (Business) and Part II Item 6 (Management's Discussion and Analysis or Plan of Operation) in order to better describe our contractual relationships with Google, Inc. and Shopping.com, Inc. Except for the foregoing and as set forth in Form 10-KSB/A filed on April 13, 2006, no attempt has been made in this Amendment No. 2 to Form 10-KSB to modify or update other disclosures as presented in the original Form 10-KSB filed on March 20, 2006.

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

Generally, we do not contract directly with advertisers, but rather, obtain advertisements through the efforts of third parties that contract with advertisers seeking to advertise in their network of web sites, including our web site (thereafter “Monetization Partners”). Monetization Partners generally compensate us by paying us a portion of the revenue they earn from advertisers for our provision of promotional space on our Website. While we obtain monetization services from various Monetization Partners, two such providers specifically, in aggregate, accounted for approximately 79% of our revenue in 2005. In 2005, Google and Shopping.com served us with ads that accounted for approximately 70% and 9%, respectively, of our total revenue.

In January 2005, we entered into an agreement with Google, known as the “Google Services Agreement”, or the “GSA”. Pursuant to the GSA, we display listings from its advertisers on www.answers.com. When end-users click through on these listings, they are sent directly to the relevant Google advertiser. Google pays us for these lead referrals based on a share of its charges to its advertisers. The GSA, in effect, positions Google as our most significant Monetization Partner. In December 2005, we amended the GSA, among other purposes, in order to obtain Google’s permission to display image ads. In January 2006, we entered into a renewal of the GSA, thereby extending its term through January 2008 and improving our revenue-share percentage. Google is afforded the right to terminate the GSA with no advance notice with respect to breaches of specific provisions of the GSA such as a

•
breach of certain prohibited actions by us including, among other things, (i) editing or modifying the order of search results, (ii) redirecting end users, producing or distributing any software which prevents the display of ads by Google, (iii) modifying, adapting or otherwise attempting to source code from Google technology, content, software and documentation or (iv) engaging in any action or practice that reflects poorly on Google or otherwise disparages or devalues Google's reputation or goodwill;

•	a breach of the grant of a license to us by Google of certain trade names, trademarks, service marks, logos, domain names and other distinctive brand features of Google;
•	a breach of the confidentiality provisions of the GSA;
•	a breach of the exclusivity provisions of the GSA; or
•	a material breach of the GSA more than two times irrespective of any cure to such breaches,

In addition to the GSA, we also benefit from the non-contractual, informal relationship, described earlier in this Business section, pursuant to which Google currently links to our web pages for definitions.

In May 2005, we entered into a transaction with Shopping.com pursuant to which our Website’s end-users are provided access to Shopping.com’s detailed product catalogs online, allowing them to identify, research, compare, and purchase products as part of their search for information. Under the agreement, Shopping.com pays a revenue-share based on the number of clicks performed by end-users on our Shopping.com links. The term of the agreement is for twelve months from the date of launch - June 21, 2005 - and is scheduled to automatically renew for successive 12-month terms unless either party provides written notice of termination thirty (30) days prior to the expiration of any annual term. Except for a material breach of the agreement by either party, accompanied by a failure to cure such breach, neither party is afforded an early termination right within an annual term.

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

Utilizing Monetization Partners in a manner that maximizes our Revenue. In addition to Google and Shopping.com, we utilize the services of other Monetization Partners that mostly provide us with image ads that are served on our Website. There are many companies in the market that provide Internet ad services similar to those provided by our own Monetization Partners, including Google and Shopping.com. Our strategy is to work with Monetization Partners that we believe maximize the average amount of revenue we earn per page view, or query.

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

Answers.com Traffic, Answers Services and Monetization

Our revenue is primarily driven by the query traffic generated by Answers.com and our ability to effectively monetize that traffic. Our current traffic is primarily based on: (i) Search engines: when our pages rank very high in the search engines’ algorithmic systems, Answers.com results are more likely to be accessed by users; (ii) Google’s definition link: our informal, non-contractual relationship, in which Google links to our pages for definitions; and (iii) Answers.com direct users - users visiting our site either directly, through partnering websites, or via 1-Click Answers. Our primary revenue model for Answers.com traffic is based on advertising. Most of our ad revenue is earned from performance-based ads, whereby we earn revenue based on the number of clicks associated with such ads (e.g., sponsored links), and paid-per-impression advertising, whereby revenues are derived from the display of ads (e.g., graphic ads). Generally, we do not contract directly with advertisers, but rather, obtain advertisements through the efforts of third parties that contract with advertisers seeking to advertise in their network of web sites, including our web site. We refer to such third parties as “Monetization Partners”. Monetization Partners generally compensate us by paying us a portion of the revenue they earn from advertisers for our provision of promotional space on our web site.

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

As noted earlier, on January 3, 2005, we announced the release of Answers.com, and embarked on a new ad-based revenue model. Generally, we do not contract directly with advertisers, but rather, obtain advertisements through the efforts of Monetization Partners. While we receive monetization services from various Monetization Partners, two of the partners, Google and Shopping.com, accounted for approximately 70% and 9%, respectively, of our total revenue in 2005. In addition to Google and Shopping.com, we utilize the services of other Monetization Partners that provide us with ads that are served on our Website.
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

Our RPM’s rose throughout 2005 due to various initiatives, including, adding or switching the Monetization Partners with which we partner, the location and number of ads on our Answer pages and the types of ads we present. More specifically, we first began monetizing Answers.com in the middle of January, when we began using and testing various Monetization Partners. We reached an important milestone in March as we began using Google's performance-based ads on our Answers.com information pages. In June we added performance-based advertising from Shopping.com to our commercially oriented query traffic.  This was initially only a small subset of our total traffic. In September, we began migrating our Google performance-based ads from the right rail to wider ads within the body of our content, and we increased the number of ads per page.  These changes resulted in significant improvements in Google performance-based ad revenue per page.  In the fourth quarter, we expanded our Shopping.com advertising to cover the majority of our traffic, and we also improved the relevancy of these ads. These actions resulted in increased revenues per page.  In November, we began displaying impression based graphical advertising on a subset of our pages.  This also contributed to the growth in our ad revenues per page.  There are many companies in the market that provide Internet ad services similar to those provided by our own Monetization Partners, including Google and Shopping.com. Thus, while Google and Shopping.com provided us with most of our revenue in 2005, we do not believe that our ad revenue strategy is dependent on any one provider. Our strategy is to work with Monetization Partners that we believe maximize the average amount of revenue we earn per page view. In the event our relationship with either Google or Shopping.com is terminated, we believe we would be able to replace such Monetization Partner with other ad providers, although we have no assurance that any substitute relationship would be on terms similar to the terms provided for by the Google and Shopping.com arrangements. We are not aware of any provision in either the Google or Shopping.com contract which would restrict us from contracting with another party in the event either contract is terminated.

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

If our Google Services Agreement, or GSA, is terminated by Google, for any reason, with little or no advance notice, we would be forced to immediately seek an alternative provider of listings and advertisements, in which case we would be susceptible to a certain transition period during which we may experience a material reduction in our advertising revenues and, in turn, an adverse effect on our financial condition.

Our business is dependent to a certain extent on the GSA pursuant to which we obtain most of the advertisements displayed on our Website and earn most of our ad revenues. Google is afforded the right to terminate the GSA with no advance notice with respect to breaches of specific provisions of the GSA such as a

•
breach of certain prohibited actions by us including, among other things, (i) editing or modifying the order of search results, (ii) redirecting end users, producing or distributing any software which prevents the display of ads by Google, (iii) modifying or adapting or otherwise attempting to source code from Google technology, content, software and documentation or (iv) engaging in any action or practice that reflects poorly on Google or otherwise disparages or devalues Google's reputation or goodwill;

•	a breach of the grant of a license to us by Google of certain trade names, trademarks, service marks, logos, domain names and other distinctive brand features of Google;
•	a breach of the confidentiality provisions of the GSA;
•	a breach of the exclusivity provisions of the GSA; or
•	a material breach of the GSA more than two times irrespective of any cure to such breaches,

 While there are many companies in the market that provide Internet ad services similar to those provided by Google, and we do not believe that our ad revenue strategy is dependent on any one such provider, Google’s early termination of the GSA would translate into an immediate need to replace the GSA and obtain listings and advertisements from alternative providers. If we fail to quickly locate, negotiate and finalize alternative advertising arrangements, with terms as favorable as those provided for by the GSA, we may experience a material reduction in our advertising revenues and, in turn, an adverse effect on our financial condition.

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

10.5«	2005 Incentive Compensation Plan (Previously filed as Annex B to the Registrant’s Definitive Proxy Statement filed May 31, 2005, and incorporated herein by reference.).
10.5A**«	Form of Stock Option Agreement under the 2005 Incentive Compensation Plan covering Israel-based employees.
10.5B**«	Form of Stock Option Agreement 2005 Incentive Compensation Plan covering U.S.-based employees.
10.6«	Robert S. Rosenschein Employment Agreement (Previously filed as Exhibit 10.6 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
10.7«	Steven Steinberg Employment Agreement (Previously filed as Exhibit 10.7 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated here by reference.)
10.8«	Jeff Schneiderman Employment Agreement (Previously filed as Exhibit 10.8 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
10.9«	Jeffrey S. Cutler Employment Agreement (Previously filed as Exhibit 10.9 to the annual report on Form 10-KSB (File No. 001-32255) filed March 31, 2005, and incorporated herein by reference.)
10.10**«	Bruce D. Smith Employment Agreement.
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

10.19*+	Google Services Agreement (“GSA”), GSA Order Form and GSA Order Form Terms and Conditions, all dated January 28, 2005.
10.20*+	Amendment No. 1 to Google Order Form and GSA, dated December 20, 2005.
10.21*+	Amendment No. 2 to Google Order Form, dated January 31, 2006.
10.22**+	API Agreement with Shopping.com, Inc. dated May 2, 2005.
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

14.1	Code of Ethics and Business Conduct (Previously filed as Exhibit 14.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
21.1**	List of Subsidiaries.
23.1*	Consent of KPMG Somekh Chaikin, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
32*^
Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

* Filed herewith.

** Previously filed.

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

Answers Corporation

Date: May 19, 2006	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein, President, CEO
(Principal Executive Officer) and Chairman of the Board of Directors

Date: May 19, 2006	By:	/s/ Steven Steinberg
Steven Steinberg, CFO
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Answers Corporation

Date:	May 19, 2006	By: /s/ Jerry Colonna
Jerry Colonna, Director

Date:	May 19, 2006	By: /s/ Lawrence S. Kramer
Lawrence S. Kramer, Director

Date:	May 19, 2006	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein, President, CEO (Principal Executive Officer) and Chairman of the Board of Directors

Date:	May 19, 2006	By: /s/ Mark B. Segall
Mark B. Segall, Director

Date:	May 19, 2006	By: /s/ Edward G. Sim
Edward G. Sim, Director

Date:	May 19, 2006	By: /s/ Yehuda Sternlicht
Yehuda Sternlicht, Director

Date:	May 19, 2006	By:	/s/ Mark A. Tebbe
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