Form 10KSB/A
period 2005-12-31
Answers CORP
filed 2006-06-07
CIK 1283073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3 to
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

Transitional Small Business Disclosure Format (Check one): ☐ Yes ☒ No

Explanatory Note

This amendment is being filed to amend Part I Item 1 (Business)  in order to better describe our contractual relationships with Google, Inc. Except for the foregoing and as set forth in Form 10-KSB/A filed on April 13, 2006 and Amendement No. 2 to Form 10-KSB filed on May 19, 2006, no attempt has been made in this Amendment No. 3 to Form 10-KSB to modify or update other disclosures as presented in the original Form 10-KSB filed on March 20, 2006.

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

The GSA also contains certain exclusivity provisions, which dictate a set of restrictions generally governing the display of ads on Answers.com, the implementation of any other search functionality substantially similar to Google search or the display of search results other than those provided by Google. We believe that the exclusivity provisions in the GSA do not negatively impact our ability to expand and grow our business. In addition to the GSA, we also benefit from the non-contractual, informal relationship, described earlier in this Business section, pursuant to which Google currently links to our web pages for definitions.

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

10.19*+	Google Services Agreement (“GSA”), GSA Order Form and GSA Order Form Terms and Conditions, all dated January 28, 2005.
10.20**+	Amendment No. 1 to Google Order Form and GSA, dated December 20, 2005.
10.21**+	Amendment No. 2 to Google Order Form, dated January 31, 2006.
10.22**+	API Agreement with Shopping.com, Inc. dated May 2, 2005.
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

14.1	Code of Ethics and Business Conduct (Previously filed as Exhibit 14.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference.)
21.1**	List of Subsidiaries.
23.1**	Consent of KPMG Somekh Chaikin, Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

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

Answers Corporation

Date: June 7, 2006	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein, President, CEO
(Principal Executive Officer) and Chairman of the Board of Directors

Date: June 7, 2006	By:	/s/ Steven Steinberg
Steven Steinberg, CFO
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Answers Corporation

Date:	June 7, 2006	By: /s/ Jerry Colonna
Jerry Colonna, Director

Date:	June 7, 2006	By: /s/ Lawrence S. Kramer
Lawrence S. Kramer, Director

Date:	June 7, 2006	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein, President, CEO (Principal Executive Officer) and Chairman of the Board of Directors

Date:	June 7, 2006	By: /s/ Mark B. Segall
Mark B. Segall, Director

Date:	June 7, 2006	By: /s/ Edward G. Sim
Edward G. Sim, Director

Date:	June 7, 2006	By: /s/ Yehuda Sternlicht
Yehuda Sternlicht, Director

Date:	June 7, 2006	By:	/s/ Mark A. Tebbe
Mark A. Tebbe, Director