Form 10QSB
period 2006-06-30
Answers CORP
filed 2006-08-10
CIK 1283073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Indicate by an (X) whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether registrant is a shell company (as defined in rule 12b-2 of the Exchange Act): Yes ☐ NO ☒

As of August 8, 2006, the registrant had outstanding 7,780,946 shares of Common Stock, $0.001 par value per share.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005.	1
Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2006 and 2005 and cumulative from December 22, 1998 (inception) through June 30, 2006	2
Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2006 and 2005 and cumulative from December 22, 1998 (inception) through June 30, 2006	3
Notes to unaudited Consolidated Financial Statements	4
Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operation	16
Item 3. Controls and Procedures	29

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Submission of Matters to a Vote of Security Holders	30
Item 5. Other Information	31
Item 6. Exhibits	31
Signatures	32

Cautionary Note regarding Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy and operations, projected financial position, estimated future revenues, projected costs, future prospects are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" set forth in our registration statement on Form S-3/A, as filed with the Securities and Exchange Commission in May 2006 and declared effective in June 2006, including among others the uncertainties associated with our ability to increase the number of users visiting our Website, our ability to increase the number of partners who will generate increased traffic to our Website, our ability to improve the monetization of our products, a decision by Google to stop directing user traffic to Answers.com through its definition link, a decision by Google, currently the provider of almost all of our search engine traffic, and other search engines, to change the algorithms responsible for directing search queries to the web pages that are most likely to contain the information being sought by Internet users or restrict the flow of users visiting our Website, our ability to renew current contracts with content providers on commercially acceptable terms or that our costs with respect to these contracts will not increase prohibitively following any renewal, the risks of litigation relating to our intellectual property, the risks associated with dependence upon key personnel and the need for additional financing. Please consider our forward-looking statements in light of those risks as you read this report.

- i -

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Answers Corporation (formerly GuruNet Corporation) and Subsidiary
Consolidated Balance Sheets (in thousands except share data)

	June 30	December 31
	2006	2005
	$	$
Assets

Current assets:
Cash and cash equivalents	4,528	2,840
Investment securities	7,435	11,163
Accounts receivable	791	451
Other prepaid expenses and other current assets	409	349
Total current assets	13,163	14,803

Long-term deposits (restricted)	214	211

Deposits in respect of employee severance obligations	705	610

Property and equipment, net	786	597

Other assets:
Intangible assets, net	5,000	5,384
Prepaid expenses, long-term	362	254
Deferred tax asset, long-term	15	13
Total other assets	5,377	5,651

Total assets	20,245	21,872

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	339	305
Accrued expenses	666	673
Accrued compensation	526	322
Deferred revenues, short-term	33	67
Total current liabilities	1,564	1,367

Long-term liabilities:
Liability in respect of employee severance obligations	707	622
Deferred tax liability, long-term	120	98
Deferred revenues, long-term	430	442
Total long-term liabilities	1,257	1,162

Commitments and contingencies

Stockholders' equity:
Preferred stock: $0.01 par value; 1,000,000 shares authorized and undesignated	-	-
Common stock; $0.001 par value; 30,000,000 shares authorized;7,780,946 and 7,664,969 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	8	8
Additional paid-in capital	70,492	69,492
Deferred compensation	-	(3,518)
Accumulated other comprehensive loss	(28)	(29)
Accumulated deficit	(53,048)	(46,610)
Total stockholders' equity	17,424	19,343

Total liabilities and stockholders' equity	20,245	21,872

See accompanying notes to the interim consolidated financial statements

Answers Corporation (formerly GuruNet Corporation) and Subsidiary

Consolidated Statements of Operations (in thousands except share and per share data)

	Three months ended June 30		Six months ended June 30
	2006	2005	2006	2005
	$	$	$	$

Revenues:
Answers.com advertising revenue	1,457	357	2,547	463
Answers service licensing	46	28	99	12
Subscriptions	8	40	19	125
	1,511	425	2,665	600

Costs and expenses:
Cost of revenue	808	286	1,492	528
Research and development	1,951	344	4,588	640
Sales and marketing	678	451	1,320	812
General and administrative	965	1,078	1,765	1,931
Total operating expenses	4,402	2,159	9,165	3,911

Operating loss	(2,891)	(1,734)	(6,500)	(3,311)

Interest income, net	145	145	286	231
Other expenses, net	(201)	(21)	(204)	(21)

Loss before income taxes	(2,947)	(1,610)	(6,418)	(3,101)

Income taxes	(11)	9	(20)	(6)

Net loss	(2,958)	(1,601)	(6,438)	(3,107)

Basic and diluted net loss per common share	(0.39)	(0.23)	(0.85)	(0.48)

Weighted average shares used in computing basic and diluted net loss per common share	7,678,328	6,986,768	7,555,185	6,512,508

See accompanying notes to the interim consolidated financial statements

Answers Corporation (formerly GuruNet Corporation) and Subsidiary

Consolidated Statements of Cash Flows (in thousands)

	Six months ended June 30
	2006	2005
	$	$

Cash flows from operating activities:
Net loss	(6,438)	(3,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	594	115
Deposits in respect of employee severance obligations	(95)	(28)
Increase in liability in respect of employee severance obligations	85	46
Deferred income taxes	20	3
Stock-based compensation to non-employees for services rendered	-	809
Stock-based compensation to employees and directors	856	121
Stock-based compensation in connection with the Brainboost transaction (see Note 4)	3,489	-
Exchange rate losses	(23)	12
Changes in operating assets and liabilities:
Increase in accounts receivable and other current assets	(400)	(174)
Increase (decrease) in long-term prepaid expenses and current assets	(108)	35
Increase in accounts payable	34	176
Increase in accrued expenses and other current liabilities	197	461
Decrease in short-term deferred revenues	(34)	(96)
Decrease in long-term deferred revenues	(12)	-
Net cash used in operating activities	(1,835)	(1,627)

Cash flows from investing activities:
Capital expenditures	(308)	(161)
Capitalization of software development costs	(36)	-
Purchase of intangible assets	(55)	-
Increase in long-term deposits	(3)	(13)
Purchases of investment securities	(8,816)	(16,150)
Proceeds from sales of investment securities	12,545	5,200
Net cash provided by (used in) investing activities	3,327	(11,124)

Cash flows from financing activities:
Exercise of common stock options and warrants	173	13,828
Net cash provided by financing activities	173	13,828

Effect of exchange rate changes on cash and cash equivalents	23	(12)
Net increase in cash and cash equivalents	1,688	1,065

Cash and cash equivalents at beginning of period	2,840	1,565

Cash and cash equivalents at end of period	4,528	2,630

Supplemental disclosures of cash flow information:
Income taxes paid	4	3

Non-cash investing activities:
Unrealized net loss from securities	1	-

See accompanying notes to the interim consolidated financial statements

Note 1 - Business

Answers Corporation (“the Parent”), formerly GuruNet Corporation, was founded as a Texas corporation on December 22, 1998, and reorganized as a Delaware corporation in April 1999. On December 27, 1998 the Parent formed a subsidiary based in Israel (“the Subsidiary”), primarily for the purpose of providing research and development services to the Parent. On December 1, 2005, the Parent acquired all of the limited liability interests of Brainboost Technology, LLC for $4 million in cash and 439,000 shares of restricted stock (“Brainboost” - see Note 4). On April 20, 2006, Brainboost Technology, LLC filed a certificate of dissolution with the state of Delaware and all of its assets were absorbed into the Parent. Answers Corporation and its wholly owned Subsidiary are collectively referred to as “the Company”. The Company operates an answer-based search service to users through its Web site, Answers.com, downloadable applications and co-brands.

The Company began trading on NASDAQ under the symbol ANSW on August 2, 2005. Prior to such date, the Company’s shares were traded on the American Stock Exchange under the symbol GRU. On October 17, 2005, the Company changed its corporate name from GuruNet Corporation to Answers Corporation.

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Note 2 - Revenue Recognition

The Company, through its website Answers.com and co-branded sub-domains of Answers.com, generates revenues via advertising in the form of sponsored links and image ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the pay-for performance model, the Company earns revenue based on the number of clicks associated with such ads; in the paid-for-impression model, the Company’s revenue is derived from the display of ads.

The Company incentivizes third-party sites for traffic they send to Answers.com or co-branded sub-domains of Answers.com. The fees paid to such partners are calculated based upon a percentage of the revenue the Company earns from such traffic and are included in cost of revenues.

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

The Company also provides its answers-based search services to third parties that include the service in their own websites. Revenues from the provision of such services are recognized in the period the services are provided.

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

In 2003, the Company sold lifetime subscriptions to its consumer product, which had no defined termination date. Cash received from such lifetime subscriptions was recorded as deferred revenues. Beginning April 2004, certain users who purchased lifetime subscriptions in 2003, exchanged their lifetime subscriptions for free two-year subscriptions to a newer enhanced version of the GuruNet product. The cash previously received from such users is recognized over the new two-year subscription. Lifetime subscriptions, which were not exchanged for subscriptions with defined termination dates, continue to be deferred and amounted to $425,000 as of June 30, 2006.

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

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards based upon the fair value on date of grant and recognition of such compensation cost over the service period for awards expected to vest. Under this method, the Company recognizes compensation cost for awards granted on or after January 1, 2006, based on the Black-Scholes option-pricing model. Furthermore, with the exception of stock options granted to employees prior to May 12, 2004, the date of the Company’s first filing with the SEC in connection with its IPO, the Company will recognize cost for unvested share-based awards as of January 1, 2006 based on the grant date fair value of those awards, adjusted for estimated forfeitures, if any, as previously calculated and reported for pro-forma disclosure purposes. The Company will recognize cost for unvested share-based awards as of January 1, 2006 and that were granted prior to May 12, 2004, based on the intrinsic value of such grants on their grant date. The value of stock options, as noted, is recognized as compensation expense on a straight-line basis, over the requisite service period of the entire award, net of estimated forfeitures. Based on its decision to use the modified prospective method in adopting SFAS 123R, the Company did not need to adjust the corresponding 2005 amounts included in these financial statements.

Note 3 - Accounting for Stock-Based Compensation (cont’d)

Valuation Assumptions for Stock Options

The fair value for each stock option granted to employees and directors during the six months ended June 30, 2006 and 2005, was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Six months ended June 30
	2006	2005

Weighted average risk-free interest rate	4.64%	3.84%
Expected life (in years)	4.08	3.97
Weighted average expected volatility	40.86%	53.06%

The fair value for each stock option granted to non-employees during the six months ended June 30, 2005, was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions (no such options were granted during the six months ended June 30, 2006):

	Six months ended June 30
	2006	2005

Weighted average risk-free interest rate	N/A	4.01%
Contractual term (in years)	N/A	9.87
Weighted average expected volatility	N/A	72.36%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the six months ended June 30, 2006, is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 107 (SAB 107), giving consideration to the contractual term of the options and their vesting schedules. The expected life of the options granted to non-employees equals their contractual term.

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

The following table illustrates the effect on net loss and net loss per share, as if the Company had applied the fair value methods of SFAS No. 123 for accounting purposes:

Three months ended June 30, 2005	Six months ended June 30, 2005
$ (in thousands, except for per share data)	$ (in thousands, except for per share data)
(Unaudited)	(Unaudited)

Net loss, as reported	(1,601)	(3,107)
Add:
Stock-based compensation expense to employees and directors included in reported net loss, net of related tax effects	111	121
Deduct:
Stock-based compensation expense to employees and directors determined under fair value based method for all awards, net of related tax effects	(263)	(335)

Pro-forma net loss	(1,753)	(3,321)
Net loss per common share, basic and diluted:
As reported	(0.23)	(0.48)
Pro-forma	(0.25)	(0.51)

Note 4 - Acquisition of Brainboost

On December 1, 2005, (the “Acquisition Closing Date”) the Company entered into a purchase agreement (the “Purchase Agreement”) to acquire all of the limited liability interests of Brainboost Technology, LLC, (“Brainboost”), a Delaware limited liability company, from the Brainboost Partnership (the “Seller”). The Company, as a result of the acquisition, took title to, and possession of, all assets owned by Brainboost, primarily, all intellectual property rights associated with a functionality known as the Brainboost Answer Engine, an artificial intelligence technology targeting natural language search on the World-Wide-Web. The Company has integrated a beta version of the Brainboost Answer Engine into its website to enable natural language search through Answers.com. The Company intends to further develop the technology in the future.

Pursuant to the Purchase Agreement, the Company paid the Seller an aggregate of $4,000,000 in cash and 439,000 shares of restricted common stock (the “Stock Consideration”) in the Company. The number of shares issued was determined based upon the average share price of $10.2575 over a 20 consecutive day period that was designated by the Company and the Seller prior to the Acquisition Closing Date. The fair value of the Stock Consideration was determined to be approximately $5.6 million, or $12.716 per share, based upon an average share price within 2 days before and after the Acquisition Closing Date. The Stock Consideration is subject to certain lock-up agreements that limit its transferability during the year subsequent to the Acquisition Closing Date.

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

In connection with the Purchase Agreement and the Employment Agreement, the Company entered into an escrow agreement on the acquisition date whereby 50%, 25%, and 25% of the Stock Consideration was scheduled to be released on March 1, June 1, and December 1, 2006, respectively, subject to certain performance and non-performance obligations. On March 1 and June 1, 2006, the Company released 50% and 25% of the Stock Consideration, respectively. Because the Stock Consideration released in March and June 2006, a total of 329,250 shares, was originally subject to forfeiture based on the Principal’s employment, the value of such escrowed shares, in the amount of $4,186,743 on the date of acquisition, has been recognized as research and development expense over the six-month requisite service period, beginning December 2005. The remaining 25% of shares that release from escrow on December 1, 2006, a total of 109,750 shares, are not subject to the Principal’s employment.

Note 4 - Acquisition of Brainboost (cont’d)

In addition, the Seller received certain non-transferable price protection rights, whereby a decline in the Company’s average stock price for the 20 consecutive trading days immediately preceding the one-year anniversary of the Acquisition Closing Date below $10.2575, would trigger the Seller’s right to receive from the Company compensation for the reduction in the Stock Consideration’s value (the “Price Protection”). In such an event, the Company would either pay the Seller cash for the difference between the $10.2575 and the average stock price, or repurchase the shares at $10.2575, for the remaining Stock Consideration held by the Seller on the one-year anniversary of the acquisition close (see Note 7 d). The Price Protection is also subject to cancellation at the cumulative occurrence of certain conditions relating to the market price of the Stock Consideration, the registration of the Stock Consideration, and other criteria including termination of the Principal from the Company prior to the one-year anniversary of the Acquisition Closing Date. Any cash consideration payable pursuant to the Price Protection will be accounted for upon settlement as an adjustment to the value of the shares issued at closing. Upon adoption of SFAS 123R, the value of the portion of the Price Protection that relates to the Stock Consideration that was deemed compensation expense (see above), has been charged as stock-based compensation over the requisite six-month employment service period ended May 31, 2006. As a result, the Company recorded additional stock-based compensation expense of $55,000 during the six months ending June 30, 2006.

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

The Acquired Technology is included on the accompanying balance sheets in intangible assets, net, and is being amortized on a straight-line basis over an estimated useful life of six years. During the six months ending June 30, 2006, $446,000 of the Acquired Technology has been amortized and recorded as cost of revenue.

The In-Process Research and Development relates to projects that were substantive, yet incomplete as of the acquisition date. Accordingly, it was not recorded as a separate asset on the balance sheet but as additional research and development expense as of the Acquisition Closing Date.

The value of escrowed shares relates to the Stock Consideration, associated with the March and June escrow release dates, and has been recorded as equity and charged to expenses on a straight-line basis over the six months ended May 31, 2006. During the six months ending June 30, 2006, $3,489,000 of such value has been amortized and recorded as research and development compensation expense.

Note 5 - Stockholders’ Equity

General

The following table summarizes the changes in the Company’s stockholders’ equity during the six-month period ending June 30, 2006:

$ (in thousands)

December 31, 2005 (Audited)	19,343

Exercise of stock options	173
Stock-based compensation	856
Other comprehensive income	1
Stock-based compensation in connection with the Brainboost transaction (see Note 4)	3,489
Net loss for the period	(6,438)

June 30, 2006 (Unaudited)	17,424

Additionally, upon the adoption of SFAS 123R effective January 1, 2006, the balance of deferred compensation as of December 31, 2005, amounting to $3,517,844, was reversed against additional paid-in capital, and will be recorded based on the vesting terms of the stock-based awards for which this deferred compensation has been recorded in the past.

Common Stock

During the six months ended June 30, 2006, the Company issued a total of 115,977 shares of common stock due to the exercise of 115,977 of the Company’s outstanding stock options, for a total consideration of approximately $173,000.

On March 21, 2006, and as a part of the Brainboost Purchase Agreement (see Note 4), the Company filed an amended Registration Statement, to register the Brainboost Shares (the "Registration Statement") with the SEC. The Registration Statement had been declared effective by the SEC on June 9, 2006.

Note 5 - Stockholders’ Equity (cont’d)

Stock Warrants

As of June 30, 2006, there were 1,157,763 outstanding stock warrants with a weighted average exercise price of $16.21. All warrants are exercisable immediately. No warrants were granted, exercised or forfeited during the six months ended June 30, 2006.

On February 4, 2005 the Company entered into an agreement (the "Warrants Agreement"), with certain holders of stock warrants, pursuant to which such holders exercised an aggregate of 1,871,783 stock warrants at the stated exercise price thereof. As a result, the Company issued an aggregate of 1,871,783 shares of its common stock, for aggregate gross consideration of $12,559,700. Under the terms of the Warrants Agreement, in order to provide incentive to the warrant holders to exercise their stock warrants , for every share of common stock purchased by the holders through the exercise of stock warrants, the Company issued to the warrant holders new warrants, dated February 4, 2005, to purchase such number of shares of common stock equal to 55% of the number of shares of common stock underlying their respective stock warrants (the "New Warrants"). As a result, the Company issued 1,029,488 of New Warrants at an exercise price of $17.27 per share. The New Warrants are immediately exercisable and expire on February 4, 2010.

Stock Compensation Plans

The Company provides for direct grants or sales of common stock, and common stock options to employees and non-employees through the following: the 1999 Stock Option Plan (the 1999 Plan), the 2000 Stock Option Plan (the 2000 Plan) and the 2003 Stock Option Plan (the 2003 Plan) (thereafter collectively “Prior Option Plans”), the 2004 Stock Option Plan (the 2004 Plan) and the 2005 Incentive Compensation Plan (the 2005 Plan). In addition, prior to 2006, the Company had granted stock options outside of its stock options plans, to certain individuals and entities. As of June 30, 2006, 35,651 options were issued and outstanding outside of the Company’s stock option plans.

The 2005 Plan was approved by the Company’s stockholders in July 2005, following the earlier adoption by the Company’s board of directors. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards to officers, directors, employees, consultants and other persons who provide services to the Company. The total number of Company shares of common stock allowed for under the 2005 Plan was set at 850,000, upon its adoption, and was increased by 250,000 on June 21, 2006, following the approval of the Company’s stockholders.

Under all of the Company’s option plans, options generally vest 25%, with respect to the number granted, upon the first anniversary date of the option grant, and the remainder vest in equal monthly installments over the 36 months thereafter. Vested options are exercisable immediately. The Company issues new shares upon share option exercises.

The options generally expire between six to ten years after grant date. Except for grants to certain executives, employee options are generally forfeited, if not exercised, within three months of termination of employment.

Note 5 - Stockholders’ Equity (cont’d)

Stock Options

During the six months ended June 30, 2006, the Company granted a total of 527,350 stock options to its employees and officers, of which 516,350 stock options were granted under the Company’s 2005 Compensation Plan, and 11,000 stock options under its 2004 Stock Option Plan.

The following table summarizes the Company’s stock option activity during the six months ended June 30, 2006:

	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2005	1,429,521	$8.27

Granted (2005 and 2004 Plans)	527,350	12.74
Exercised	(115,977)	1.49
Forfeited	(10,700)	11.36
Outstanding as of June 30, 2006	1,830,194	$10.51
Vested as of June 30, 2006	536,982	$7.18

The weighted average fair value of options granted during the six months ended June 30, 2006 and 2005, was $4.96 and $9.25 per option, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was approximately $1,150,000 and $1,410,000, respectively, at the date of exercise.

As of June 30, 2006, 536,650 and 3,952 options were available for grant under the 2005 Plan and the 2004 Plan, respectively. All Prior Option Plans are closed for future grants.

The following table summarizes information about stock options outstanding as of June 30, 2006:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.69 - 5.00	223,706	6.46	$3.40	156,895	5.97	$3.05
5.06 - 9.65	627,278	8.21	6.04	267,638	7.65	5.38
10.54 - 14.49	643,010	6.57	13.11	33,376	5.37	11.51
15.35 - 20.35	336,200	8.81	18.59	79,073	8.74	19.61

$0.69 - 20.35	1,830,194	7.53	$10.51	536,982	6.84	$7.18

The aggregate intrinsic value of stock options outstanding as of June 30, 2006, was $3,557,000, of which $2,122,000 relates to vested awards. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date.

Note 5 - Stockholders’ Equity (cont’d)

Stock Options (cont’d)

The total fair value of stock options vested during the six months ending June 30, 2006, amounts to $856,000, net of estimated forfeitures of $7,000, and was recorded as stock-based compensation expense following the adoption of SFAS 123R (see Note 3). Such stock-based compensation expense includes $55,000, related to Brainboost’s Price Protection (see Note 4).

As of June 30, 2006, there was $5,586,000 of unrecognized compensation cost, net of estimated forfeitures of $7,000, related to nonvested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

Year ending December 31	$ (in thousands)

2006	893
2007	1,801
2008	1,758
2009	1,036
2010	98

5,586

Note 6 - Other Expenses

On December 1, 2005, the Company acquired Brainboost Technology, LLC for $4 million in cash and 439,000 shares of common stock (see Note 4). The stock component of the consideration is subject to a Registration Rights Agreement pursuant to which the Company agreed that if such registration statement was not declared effective by April 1, 2006, it would pay the sellers a penalty of $100,000 per month, pro rated per day. The registration statement was declared effective as of June 9, 2006, therefore the Company paid the Seller $227 thousand in the second quarter of 2006. Such amount was paid in cash and is reflected in other expenses in the three and six months ended June 30, 2006.

Note 7 - Commitments and Contingencies

(a)	Future minimum lease payments under non-cancelable operating leases for office space and cars, as of June 30, 2006 are as follows:

Year ending December 31	$ (in thousands)

2006 (six months ending December 31)	210
2007	415
2008	368
2009	328
2010	207

1,528

Rental expense for operating leases for the six months ended June 30, 2006 and 2005 was $185,000 and $123,000, respectively.

(b)
All of the Subsidiary’s obligations to its bank, including the bank guarantee given to the Subsidiary’s landlord, are secured by a lien on all of the Subsidiary’s deposits at such bank. As of June 30, 2006, deposits at such bank amounted to $498,000, including a restricted long-term deposit of $94,000 as mentioned above.

(c)
In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and investor relations arrangements. As of June 30, 2006, the total future commitments under these arrangements amount to approximately $663,000.

(d)
As part of the acquisition of Brainboost (see Note 4), the Company agreed that in the event that the average closing price of its common stock for the 20 consecutive trading days (“Average Closing Price”) immediately preceding December 1, 2006 is less than $10.2575, at the Company’s option, it will either repurchase the common stock held by the sellers at such date for $10.2575 per share or pay the sellers the difference between $10.2575 per share and the Average Closing Price for shares they are still holding, subject to certain conditions in the Purchase Agreement. In the event that the Average Closing Price of the Company’s common stock is below $10.2575 on December 1, 2006 and the sellers have not sold a significant amount of the common stock issued to them, the Company may be obligated to pay the sellers a significant amount of additional cash. As of June 30, 2006, 434,200 shares of common stock remain subject to the Price Protection.

(e)
On March 8, 2006 the Company submitted a statement of claim with the Tel-Aviv, Israel District Court against Babylon Ltd., for infringement of Israel Patent Number 121,457. The patent, entitled "Computerized Dictionary and Thesaurus Applications," covers a computerized searching process of indicating a target word on a display screen and employing at least one word appearing in the vicinity of the target word in order to eliminate ambiguity in the meaning of the target word. The patent was first filed in 1997 and was granted in 2004. The remedies that the Company seeks, initially, are damages in the sum of NIS 1,000,000 (approximately $210,000), an accounting of revenues derived from the infringing use and an injunction. Currently, the Company is negotiating a possible settlement agreement and the legal proceedings have temporarily been suspended. While it is the Company's belief that the current negotiations will lead to a definitive resolution of the dispute, such an outcome cannot be guaranteed.

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

Overview

We own, operate and provide an online answer-based information-retrieval service that offers Internet users conveniently formatted snapshot, multi-faceted definitions and explanations, integrated into a single consolidated browser view. Our flagship site, Answers.com, is a leading aggregator of information and reference content, on more than 3 million topics, covering general reference, business, arts and culture, legal, medical, science and technology, people, places, music and many others. Our topic library contains over 60 titles from brand-name publishers. Additionally, we offer "1-Click Answers" - a software tool that facilitates more efficient access to Answers.com by allowing users working in almost any application such as e-mail, spreadsheet or word processing to click on a word or phrase within a document and access Answers.com’s online library via an instant, pop-up AnswerTip. Our common stock is listed on the Nasdaq Global Market under the symbol "ANSW".

In January 2005, we launched Answers.com. The launch of the Website represented our migration to a new ad-based revenue model, as opposed to our previous subscription-based model. Prior to January 2005, we sold subscriptions to our answer engine product, GuruNet. Prior to December 2003, we sold lifetime subscriptions to GuruNet, generally for $40. In December 2003, we decided to alter our pricing model and moved to an annual subscription model, generally, $30 per year. A desire to grow revenues led to our current implementation, in January 2005, of a free-to-customer product, Answers.com and "1-Click Answers" software. Since the launch of Answers.com in January 2005, we have ceased offering new subscriptions to GuruNet.

Company Internet Site and Availability of SEC Filings

Our corporate Internet site is located at www.answers.com. We make available on that site our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K from October 2004, the month we became a public company, through the current period, as well as any amendments to those filings, and other filings we make electronically with the U.S. Securities and Exchange Commission (the “SEC”). The filings can be found in the Investor Relations section of our site and are available free of charge. Information on our Internet site is not part of this Form 10-QSB. In addition, the SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Answers.com Traffic, Monetization and Licensing of Answers Service

Answers.com Traffic and Monetization

Our revenue is primarily driven by the query traffic generated by Answers.com and our ability to effectively monetize that traffic. Our current traffic is primarily based on: (i) Search engines (currently almost all of which is provided by Google), meaning, when our pages rank very high in the search engines’ algorithmic systems, Answers.com results are more likely to be accessed by users; (ii) Google’s definition link: our informal, non-contractual relationship, in which Google links to our pages for definitions; and (iii) Answers.com direct users: users visiting our site directly or via “1-Click Answers”. Our primary revenue model for Answers.com traffic is based on advertising. Most of our ad revenue is earned from performance-based ads, whereby we earn revenue based on number of clicks associated with such ads (e.g., sponsored links), and paid-per-impression advertising, whereby revenues are derived from the display of ads (e.g., graphic ads). Generally, we do not contract directly with advertisers, but rather, obtain advertisements through the efforts of third parties that contract with advertisers seeking to advertise in their network of web sites, including our web site. We refer to such third parties as “Monetization Partners”. Monetization Partners generally compensate us by paying Answers a portion of the revenue they earn from advertisers for our provision of promotional space on our web site.

The more users to whom we deliver answer-based search services results, the more revenues we can potentially earn. Thus, we approach third-party sites and incentivize them for traffic they send to Answers.com or co-branded sub-domains of Answers.com. The fees we pay to such partners are calculated based upon a percentage of the revenue we earn from such traffic.

Licensing of Answers Services

We also earn revenues from partners that pay us for providing them with our answer-based services that they then use in their own products, via co-branded web pages. These arrangements are based on various formulas, including a percentage of the revenues they earn by delivering our services to their users, fees based on the number of user queries and fixed periodic fees.

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

The BAE delivers answers to end-user generated natural language questions by identifying pages on the web that contain sentences or phrases that appear to answer such specific questions. In June 2006, we completed our initial beta integration of the BAE into Answers.com. As we further integrate Answers from the Web into Answers.com, it is our plan to further develop the technology through enhancements to its accuracy, range and speed.

Results of Operations

Revenues

Revenues in the three months ended June 30, 2006 were $1,511 thousand compared to $425 thousand during the same period in 2005, an increase of $1,086 thousand or 256%. Revenues in the three months ended June 30, 2006 consisted of Answers.com advertising revenues of $1,457 thousand, revenues from licensing Answers services to third parties that make use of our service in their own products, via co-branded web pages, of $46 thousand, and subscription revenue of $8 thousand. In contrast, revenues during the same period in 2005 resulted from Answers.com advertising revenues of $357 thousand, subscription revenue of $40 thousand, and revenues from licensing Answers Services and other revenues, of $28 thousand.

Revenues in the six months ended June 30, 2006 were $2,665 thousand compared to $600 thousand during the same period in 2005, an increase of $2,065 thousand or 344%. Revenues in the six months ended June 30, 2006 consisted of Answers.com advertising revenues of $2,547 thousand, revenues from licensing Answers services to third parties that make use of our service in their own products, via co-branded web pages, of $99 thousand, and subscription revenue of $19 thousand. In contrast, revenues during the same period in 2005 resulted from Answers.com advertising revenues of $463 thousand, subscription revenue of $89 thousand, and revenues from licensing Answers Services and other revenues, of $48 thousand.

Approximately $40,000 and $65,000 of the Answers.com advertising revenues generated during the three months and six months ended June 30, 2006, respectively, resulted from traffic that partners, such as Mozilla Corporation, the owner of the Mozilla Firefox web property, sends us. We paid those partners approximately $18,000 and $30,000, during the three months and six months ended June 30, 2006, respectively, for that traffic, and such amount is reflected in cost of goods sold.

As noted above, in January 2005, we launched Answers.com and embarked on a new ad-based revenue model. Generally, we do not contract directly with advertisers, but rather, obtain advertisements through the efforts of Monetization Partners. While we receive monetization services from various Monetization Partners, two of the providers, Google and Shopping.com, accounted for approximately 65% and 14%, respectively, of our total revenue in the first half of 2006. In addition to Google and Shopping.com, we utilize the services of other Monetization Partners that provide us with ads that are served on our Website.

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

Our Answers.com average daily queries and RPMs have grown significantly since our launch in January 2005, as follows:

	Average Daily Queries	Advertising Revenues (thousands)	RPM

Q-1 2005	900,000	$107	$1.32
Q-2 2005	1,780,000	$357	$2.20
Q-3 2005	1,770,000	$500	$3.07
Q-4 2005	2,100,000	$807	$4.18
Q-1 2006	2,590,000	$1,090	$4.67
Q-2 2006	2,690,000	$1,457	$5.95

Query Traffic

As discussed at greater length above, our current query traffic is primarily based on traffic from search engines (currently, almost all from Google), Google's definition link and Answers.com direct users.

Naturally, we are interested in causing users to experience longer visits and perform more queries once they discover our site. This is what we refer to as increasing the "stickiness" of our site. Additionally, our objective is to satisfy our users so as to cause them to "bookmark" our site and become regular users. This is what we refer to as "user-retention". Our efforts and resources invested in increasing stickiness and user-retention are manifested by our constant and continuous development of our site via new features, enhanced user interface and newly added content.

Our average daily query traffic grew by 100,000 in the second quarter of 2006 as compared to the previous quarter. We attribute this level of growth, which was significantly lower than in prior quarters, due to the following factors: (i) the amount of content we added this quarter, as compared to earlier quarters, (ii) the success of our various marketing activities and (iii) the popularity of our website amongst the population of Internet users.

Finally, our online services have historically been affected by seasonal fluctuations in Internet usage, which generally declines in the summer months and rises in the fall.

Monetization

Our RPMs have risen since the launch of Answers.com due to various initiatives, including, changes to our site design, adding or switching Monetization Partners, increases in the revenue-share percentage offered by Monetization Partners, the location and number of ads on our Answer pages and the types of ads we present. In fact, towards the end of the Q2 2006 we found that a change in the position of certain of our ads had a significant positive impact on our RPM’s. We plan to continue focusing on optimizing our monetization and improving RPM’s, utilizing and expanding on many of the techniques we’ve used in the past. Additionally, we plan to focus more on selling our own advertising, rather than obtaining such advertising from Monetization Partners. Ad revenue from this type of channel has to date been insignificant, and we believe that it has the potential of contributing to continued RPM growth in the future.

There are many companies in the market that provide Internet ad services similar to those provided by our own Monetization Partners, including Google and Shopping.com. Thus, while Google and Shopping.com contributed most of our revenue in the first half of 2006, we do not feel that our ad revenue strategy is dependent on any one provider. Our strategy is to work with Monetization Partners that we believe maximize the average amount of revenue we earn per page view.

Subscription Revenue

Subscription revenue during the three months and six months ended June 30, 2006, of $8 thousand and $19 thousand, respectively, resulted from recognition of previously deferred subscription license revenue. We have not sold subscriptions since January 2005. The 2006 subscription revenue relates to fixed-term subscriptions we sold prior to such date. As of June 30, 2006, we still have $5 thousand of deferred revenue from fixed-term subscriptions that will be recognized over the remainder of 2006. Additionally, as of June 30, 2006, we have approximately $425,000 of long-term deferred revenues, relating to subscriptions, which had no defined term, which we sold in 2003. We have not yet determined what the ultimate disposition of such long-term deferred revenues will be, and when it will impact our Statement of Operations.

Cost of Revenues

Cost of revenues is comprised almost entirely of fees to third party providers of content, web search service fees, amortization of the cost of acquired software used in our products, data center costs (including depreciation of information technology assets), traffic acquisition costs (contractual revenue sharing fees to various web site operators for visitors directed to Answers.com or co-branded sub-domains of Answers.com) and the salaries, benefits, travel and overhead costs relating to personnel who are responsible for content editing and integration, production operations and customer support.

Cost of revenues for the three months ended June 30, 2006 was $808 thousand compared to $286 thousand during the same period in 2005, a net increase of $522 thousand or 183%. This net increase was due, primarily, to certain expenses we incurred in the second quarter of 2006 that we did not experience during the same period of the prior year, as well as increases in certain expenses. During the second quarter of 2006 we incurred $223 thousand of amortization resulting from the acquisition of the BAE; stock-based compensation of $33 thousand; and traffic acquisition costs of $18 thousand. We did not incur any similar costs in the same quarter of 2005. The remaining net increase in costs was due to increases in compensation costs (excluding stock-based compensation) of $94 thousand as a result of staffing additions in our production operations, content and customer support departments, and January raises; increases in data center costs (including depreciation of information technology assets) required to manage more Internet traffic of $76 thousand; increase in fees we pay Google for the web search results they provide us of $9 thousand; and increases in content licensing costs of $47 thousand.

Cost of revenues for the six months ended June 30, 2006 was $1,492 thousand compared to $528 thousand during the same period in 2005, a net increase of $964 thousand or 183%. This net increase was due primarily to certain expenses we incurred in the first half of 2006 that we did not experience during the same period of the prior year, as well as increases in certain expenses. During the first half of 2006 we incurred $446 thousand of amortization resulting from the acquisition of the BAE; stock-based compensation of $61 thousand; and traffic acquisition costs of $30 thousand. We did not incur any similar costs in the same period of 2005. The remaining net increase in costs was due to increases in compensation costs (excluding stock-based compensation) of $163 thousand as a result of staffing additions in our production operations, content and customer support departments, and January raises; increases in data center costs (including depreciation of information technology assets) required to manage more Internet traffic of $150 thousand; increase in fees we pay Google for the web search results they provide us of $26 thousand; and increases in content licensing costs of $69 thousand.

Research and Development Expenses

The salaries, benefits, travel and overhead costs of personnel conducting research and development of our products and services, and consulting costs, comprise practically all of our research and development expenses. In the first half of 2006, the research and development team handled projects related mostly to user interface improvements and enhanced product functionality and features.

Research and development expenses in the three months ended June 30, 2006 were $1,951 thousand compared to $344 thousand during the same period in 2005, a net increase of $1,607 thousand or 467%. The net increase is due, primarily, to compensation charges resulting from the acquisition of Brainboost Technology, LLC, discussed further below, and increases in compensation-related expenses, excluding stock-based compensation, of approximately $148 thousand, due to growth in our research and development team and January salary increases. Additionally, stock-based compensation increased by $63 thousand.

Research and development expenses in the six months ended June 30, 2006 were $4,588 thousand compared to $640 thousand during the same period in 2005, a net increase of $3,948 thousand or 617%. The net increase is due, primarily, to compensation charges resulting from the acquisition of Brainboost Technology, LLC, discussed further below, and increases in compensation-related expenses, excluding stock-based compensation, of approximately $316 thousand, due to growth in our research and development team and January salary increases. Additionally, stock-based compensation increased by $152 thousand.

As noted earlier, in December 2005 we purchased Brainboost Technology, LLC. A portion of the purchase price was deemed to be compensation for services to be performed by one of the principals of the seller over the six-month period ending May 31, 2006. Under the terms of the Brainboost purchase, 50% and 25% of the shares of restricted stock were held in escrow for 3 and 6 months after the purchase date, respectively. Release from escrow was contingent upon our continued employment of one of the principals of the general partnership which formerly owned Brainboost Technology, LLC, an expert in artificial intelligence and natural language search technology. Because the escrow criteria were met, such shares were released from escrow, as scheduled, on March 1, 2006 and June 1, 2006. The value of such shares, of approximately $4.2 million, was charged to compensation expense, on a straight-line basis, over the requisite six-month employment commitment period. As a result, we recorded $1,396 thousand and $3,489 thousand of compensation expense, in Research and Development, in the three months and six months ended June 30, 2006, respectively.

Sales and Marketing Expenses

The salaries, benefits, travel and overhead costs of sales and marketing personnel, marketing consulting, public relations and marketing services and advertising costs, comprise substantially all of sales and marketing expenses.

Sales and marketing expenses in the three months ended June 30, 2006 were $678 thousand compared to $451 thousand during the same period in 2005, a net increase of $227 thousand or 50%. The net increase is primarily due to increases in compensation-related expenses, excluding stock-based compensation, of approximately $112 thousand, due to growth in our sales and marketing team and January salary increases. Additionally, stock-based employee compensation increased by $159 thousand. Advertising and promotion expenses rose from $95 thousand to $135 thousand, and our overhead expenses rose from $23 thousand to $59 thousand. The aforementioned increases were offset, to some extent, by the non-recurrence, in the second quarter of 2006, of an expense that took place in the same quarter of 2005. In the second quarter of 2005, we incurred approximately $116 thousand in consulting costs, including $106 thousand that was stock-based compensation, relating to a strategic consultant who assisted us in formulating our product and marketing strategy.

Sales and marketing expenses in the six months ended June 30, 2006 were $1,320 thousand compared to $812 thousand during the same period in 2005, a net increase of $508 thousand or 63%. The net increase is primarily due to a number of factors. Compensation-related expenses, excluding stock-based compensation, rose approximately $352 thousand, due to growth in our sales and marketing team, January 2006 salary increases, and the fact that we hired our Chief Revenue Officer at the end of the first quarter of 2005; therefore, the first half of 2005 does not include a full six months of his compensation. Additionally, we recorded stock-based employee compensation of $311 thousand in the second half of 2006. Advertising and promotion expenses rose from $198 thousand to $258 thousand, and our overhead expenses rose from $43 thousand to $105 thousand. The aforementioned increases were offset, to some extent, by the non-recurrence, in the first half of 2006, of two expenses that took place in the first half of 2005. In the first half of 2005, we incurred approximately $248 thousand in consulting costs, including $213 thousand that was stock-based compensation, relating to a strategic consultant who assisted us in formulating our product and marketing strategy, and we incurred $35,000 in recruiting fees.

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

General and administrative expenses in the three months ended June 30, 2006 were $965 thousand compared to $1,078 thousand during the same period in 2005, a net decrease of $113 thousand or 10%. General and administrative expenses in the six months ended June 30, 2006 were $1,765 thousand compared to $1,931 thousand during the same period in 2005, a net decrease of $166 thousand or 9%. The net decreases are comprised of many individual line expenses, the most significant of which follow:

•
On January 20, 2005, we entered into an agreement with an investment-banking firm, which also acted as one of the underwriters of our IPO, to provide general financial advisory and investment banking services for a minimum term of six months. Further, upon signing of the contract, the underwriter received fully vested warrants to acquire 100,000 shares of Common Stock at an exercise price of $11.00. This agreement was terminated in September 2005. As a result of this agreement, in the three months and six months ended June 30, 2005, we recorded $15 thousand and $40 thousand, respectively, of cash compensation and $289 thousand and $514 thousand, respectively, in stock-based compensation, which represents the amortization of the fair value of the warrants on the date of their issuance, over the minimum term of the agreement. This expense did not recur in 2006.

•
In December 2004, we entered into an agreement with an investor relations firm pursuant to which we incurred $100 thousand of fees over a one-year period for investor relations services. Additionally, pursuant to the agreement, in March 2005, we issued 7,800 shares of common stock to such firm. As a result, in the three months and six months ended June 30, 2005, we recorded $38 thousand and $82 thousand, respectively, of stock-based compensation, which represents the amortization of the fair value of the stock on the date of its issuance, over the expected life of the agreement. This agreement was renewed for an additional year, at $8 thousand per month, with no stock component; therefore there was no recurrence of stock-based compensation to our investor relations firm in 2006.

•
Legal fees decreased by $110 thousand and $226 thousand during the three and six months ended June 30, 2006, respectively. Legal fees in 2005 were high due to legal services relating to a registration statement and merger and acquisition activities.

•
The aforementioned decreases during the three months ended June 30, 2006, were offset, to a large extent, by increased compensation expense of $165 thousand, due to stock-based compensation of $81 thousand, increases in the number of employees in the general and administrative department and January salary increases. The aforementioned decreases were further offset by other net increases in general and administrative expenses, of approximately $175 thousand during the three months ended June 30, 2006, mostly from increases in accounting, travel, overhead costs and board fees.

•
The aforementioned decreases during the six months ended June 30, 2006, were offset, to a large extent, by increased compensation expense of $409 thousand, due to stock-based compensation of $211 thousand, increases in the number of employees in the general and administrative department and January salary increases. The aforementioned decreases were further offset by other net increases in general and administrative expenses, of approximately $290 thousand during the three months ended June 30, 2006, mostly from increases in accounting, travel, overhead costs and board fees.

Interest Income, Net

Interest income in the three months ended June 30, 2006 and 2005, was $145 thousand. Interest income in the six months ended June 30, 2006, was $286 thousand compared to $231 thousand during the same period in 2005, an increase of $55 thousand. The increase during the first half of 2006 as compared to the same period in 2005, stems from higher average cash and investment securities balances during 2006 as well as higher short-term interest rates.

Other Expenses

Other expenses in the three months ended June 30, 2006, were $201 thousand compared to $21 thousand during the same period in 2005, an increase of $180 thousand. Other expenses in the six months ended June 30, 2006, were $204 thousand compared to $21 thousand during the same period in 2005, an increase of $183 thousand. The net increases resulted, primarily, from the payment of $227 thousand to the sellers of Brainboost Technology, LLC because the registration of their Answers common shares did not take place before April 1, 2006, as explained further. On December 1, 2005, we acquired Brainboost Technology, LLC for $4 million in cash and 439,000 shares of common stock. The stock component of the consideration is subject to a Registration Rights Agreement pursuant to which we agreed that if our registration statement was not effective with the Securities and Exchange Commission by April 1, 2006, we would pay the sellers a penalty of $100,000 per month, pro rated per day. Our registration statement was declared effective as of June 9, 2006; therefore we paid the sellers $227 thousand in the second quarter of 2006.

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

We had net operating loss carryforwards for federal and state income tax purposes of approximately $44 million at June 30, 2006 and $38 million at June 30, 2005. The federal and state net operating losses will expire if not utilized on various dates from 2009 through 2025. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. In January 2006, we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382 using assumptions regarding the respective values of our stock. Based upon our analysis, we estimate two significant changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986 that would trigger the limitations. The first took place in September 1999 in connection with our Preferred Stock Class C issuance and the second took place in October 2004 with respect to our Initial Public Offering. Based on our current estimates and assumptions, we may utilize approximately $840 thousand for the period prior to September 1999 and approximately $1.8 million in net operating loss carryforwards on an annual basis attributable to the NOL carryforwards originating between 2000 through 2004, assuming we generate sufficient taxable income in any given year to utilize such amounts. Any unused annual limitation may be carried over to future years. Our Israeli subsidiary has capital loss carryforwards of approximately $600,000 that can be applied to future capital gains for an unlimited period of time under current tax rules.

Our Israeli subsidiary had income during the three and six months ending June 30, 2006 and 2005, resulting from its cost plus agreement with the parent company, whereby it charges it for research and development services it provides to us, plus 12.5%. However, the subsidiary is an “approved enterprise” under Israeli law, which means that income arising from the subsidiary’s approved activities is subject to zero tax under the “alternative benefit” path for a period of ten years. In the event of distribution by the subsidiary of a cash dividend out of retained earnings which were tax exempt due to the “approved enterprise” status, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received.

As of June 30, 2006, we accrued approximately $105 thousand, net of deferred tax assets, to reflect the estimated taxes that our subsidiary would have to pay if it distributed its accumulated earnings to us. Should the subsidiary derive income from sources other than the approved enterprise during the relevant period of benefits, this income will be taxable at the tax rate in effect at that time (currently 31%, gradually being reduced to 25% in 2010). Through June 30, 2006, our Israeli subsidiary received tax benefits of approximately $825 thousand.

Net Loss

Our net loss increased to $2,958 thousand and $6,438 thousand in the three and six months ended June 30, 2006, respectively, from $1,601 thousand and $3,107 thousand for the same periods in 2005, as a result of the changes in our revenues, costs and expenses as described above.

Critical Accounting Judgments and Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2005 and 2004, and our consolidated interim financial statements for the three and six months ended June 30, 2006 and 2005, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Revenue Recognition

In 2003, we sold lifetime subscriptions to our consumer product and did not recognize revenue from those sales since the obligation to continue serving such content had no defined termination date and adequate history to estimate the life of the customer relationship was not available. Cash received from such lifetime licenses is reflected as long-term deferred revenues on the accompanying balance sheets. Those deferred lifetime subscriptions amount to approximately $425,000 as of June 30, 2006. We have not yet determined what the ultimate disposition of such deferred revenues will be, and when it will impact our Statement of Operations. Beginning December 2003 and throughout 2004, we generally, sold consumers one-year subscriptions to GuruNet. We recognized the amounts we received from those subscriptions over the life of the related subscription. Beginning April 2004, certain users who purchased lifetime subscriptions in 2003 exchanged their lifetime subscriptions for free two-year subscriptions to a newer, enhanced version of the GuruNet product. The cash previously received from such users is being recognized as revenues over the new two-year subscription.

Beginning January 2005, we no longer offered subscriptions to our consumer products and/or websites. Since then, our business model is primarily an advertising model. Generally, we do not contract directly with advertisers, but rather, obtain advertisements through the efforts of third parties. The third parties are obligated to pay us a portion of the revenue they earn from advertisers as compensation for our sale of promotional space on our Internet properties. Amounts earned from such third parties are reflected as revenue on our statement of operations in the period in which such advertising services were provided.

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

With the exception of stock options granted to employees prior to May 12, 2004, the date of our first filing with the U.S. Securities and Exchange Commission in connection with our IPO, we determine the fair value of stock options (for disclosure purposes prior to January 1, 2006, and for accounting purposes beginning January 1, 2006) granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options and warrants granted to non-employees, for accounting purposes, using the Black-Scholes valuation model. Prior to our IPO, in October 2004, the market value of the underlying stock was based on estimates, including volatility estimates that are inherently highly uncertain and subjective, since prior to our IPO there had been no public market for our stock. Subsequent to our IPO we have not had sufficient history to actually predict our volatility, therefore, our assumptions about stock price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our actual stock price volatility. Had we made different assumptions about the market value of our stock, stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different, in the first and second quarters of 2006, as well as in periods prior to our adoption of SFAS 123R.

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

Recently Issued Accounting Pronouncements

FIN 48 - Accounting for Uncertainty in Income Taxes

In July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48) effective for fiscal years beginning after December 15, 2006.  FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return.  Additionally, for tax positions to qualify for deferred tax benefit recognition under FIN 48, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, otherwise, the company must increase the valuation allowance correspondingly.  We do not expect this interpretation to have a material impact on our financial statements as we are almost fully reserved against our deferred tax benefit.

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

As of January 1, 2006, we adopted SFAS 123R using the modified prospective method, thus there was no impact on the prior period financial statements. Under this method, we began recognizing compensation cost for new awards and to awards modified, repurchased or cancelled, based on the SFAS 123R fair value model, after January 1, 2006. Furthermore, we began recognizing cost for unvested share-based awards as of January 1, 2006 based on the grant date fair value of those awards, adjusted for estimated forfeitures, if any, as previously calculated and reported for pro-forma disclosure purposes.

The total fair value of stock options vested during the three and six months ending June 30, 2006, which amounts to $447 thousand and $856 thousand net of estimated forfeitures, respectively, was recorded as stock-based compensation expense. Had we accounted for stock-based awards to employees and directors under the intrinsic value method of APB 25, the method used in periods prior to January 1, 2006, the stock-based compensation expenses would have amounted to $8 thousand and $4 thousand in the three months and six months ended June 30, 2006, respectively.

As of June 30, 2006, there was $5,586 thousand of unrecognized compensation cost, net of estimated forfeitures of $7 thousand, related to non-vested stock options granted under our various stock option plans. That cost is expected to be recognized as follows:

Year ending December 31	$ (in thousands)

Remainder 2006	893
2007	1,801
2008	1,758
2009	1,036
2010	98
5,586

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, and investment securities that we raised through various financing events that took place in 2004 and 2005, and cash inflows from revenues. In October 2004, we raised approximately $10.8 million, net of underwriting fees and offering expenses, through our IPO and the exercise of the over-allotment option. After repaying the portion of bridge notes that did not convert to common shares, of $3,160,000, approximately $7.6 million remained. In 2005, we raised approximately $15.4 million from the exercise of warrants and options. We have incurred negative cash flow from operations since our inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy.

Cash flows for the six months ended June 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
	$	$

Net cash used in operating activities	(1,835)	(1,627)
Net cash provided by (used in) investing activities	3,327	(11,124)
Net cash provided by financing activities	173	13,828

Despite a net loss of $6,438 thousand in the first half of 2006, our net cash used in operations was $1,835 thousand. The primary reason for the large difference is that $856 thousand of our operating expenses were the result of non-cash, stock-based compensation to employees and directors, and $3,489 thousand of our operating expenses were the result of non-cash, stock-based compensation that resulted from the Brainboost transaction (see Research and Development discussion above for further details). In the first half of 2005, despite a net loss of $3,107 thousand, our net cash used in operations was $1,627 thousand. The primary reasons for the difference is that $930 thousand of our operating expenses were the result of non-cash, stock-based compensation, and various changes in our operating assets and liabilities.

Net cash provided by and used in investing activities in the first half of 2006 and 2005, respectively, is attributable primarily to purchases of investment securities less the proceeds from the sale of investment securities, as delineated in our Interim Consolidated Statement of Cash Flows. Investment securities consist mostly of investments in auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods of 28 days, classified as available-for-sale securities and stated at fair value.

Cash flow from financing activities during the first half of 2006 and 2005 relates to the net proceeds from the exercise of stock warrants and stock options.

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

Contractual Obligations and Commitments

As of June 30, 2006, we had the following known contractual obligations and commitments:

	$ (in thousands)
	Purchase Contracts	Operating Leases	Total

Remainder 2006	271	210	481
2007	249	415	664
2008	93	368	461
2009	25	328	353
2010	25	207	232

Total	663	1,528	2,191

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2006, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of June 30, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Following a pre-trial hearing that took place on March 5, 2006, the Court recommended that the litigants explore the possibility of resolving the dispute through mediation. The parties participated in several mediation meetings; however, to date the parties have failed to bridge their differences through this process and will, in all likelihood, revert to the Court in order to continue the proceedings. Alternatively, we may commence arbitration proceedings. We estimate that the probability of Tover prevailing in the Claim is low, although we cannot guarantee how any court will rule on a given matter.

Babylon Litigation

On March 8, 2006, we submitted a statement of claim with the Tel-Aviv District Court against Babylon Ltd., for infringement of Israel Patent Number 121,457. The remedies that we sought were damages in the sum of NIS 1,000,000 (approximately $210,000), an accounting and an injunction. Prior to Babylon Ltd.'s filing of its statement of defense, we entered into settlement negotiations aimed at dismissing the infringement claim. Currently, the parties continue to negotiate a possible settlement agreement and the legal proceedings are temporarily suspended. While it is our belief that the current negotiations will lead to a definitive resolution of the dispute, we can not guarantee such an outcome, and we may be forced to return to legal proceedings.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Answers Corporation’s Annual Meeting of Stockholders held on June 21, 2006, two matters were voted upon and management's proposals were both approved. A description of each matter and a tabulation of the votes for each of the matters follow:

1.	Proposal to elect two Class II directors to hold office for a three year term or until their respective successors are duly elected and qualified:

	Votes
	For	Withheld	% Votes For
Nominee
Edward G. Sim	7,061,073	53,885	91.37
Jerry Colonna	7,059,843	55,115	91.35

2.
Proposal for the approval of the amendment to Answers Corporation’s 2005 Incentive Compensation Plan to increase the number of shares available for grant under such plan from 850,000 shares to 1,100,000 shares:

Votes
For	Against	Abstain

1,904,568	1,270,441	4,821

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32	Certification of Principal Executive Officer and Principal Financial Officer required under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ANSWERS CORPORATION

Date: August 10, 2006	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2006	By:	/s/ Steven Steinberg
Steven Steinberg
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended.

32*	Certification of Principal Executive Officer and Principal Financial Officer required under 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
The certifications attached as Exhibit 32 accompany this Quarterly Report on Form 10-QSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Answers Corporation for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.