Form 10QSB
period 2006-09-30
Answers CORP
filed 2006-11-13
CIK 1283073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
Yes ☐  NO ☒

As of November 13, 2006, the registrant had outstanding 7,784,946 shares of Common Stock, $0.001 par value per share.

Cautionary Note regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are those that predict or describe future events. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “will,” “anticipate,” “intend,” “estimate,” “project,” or other similar expressions, although not all forward-looking statements contain these identifying words. All statements in this report regarding our future strategy and operations, projected financial position, estimated future revenues, projected costs, future prospects are forward-looking statements. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, many of which are beyond our control. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which this report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our stockholders. Factors that may cause such differences include, but are not limited to, those discussed under "Risk Factors" set forth in our registration statement on Form S-3/A, as filed with the Securities and Exchange Commission in May 2006 and declared effective in June 2006, including among others the uncertainties associated with our ability to increase the number of users visiting our Website, our ability to increase the number of partners who will generate increased traffic to our Website, our ability to improve the monetization of our products, a decision by Google to stop directing user traffic to Answers.com through its definition link, a decision by Google, currently the provider of the vast majority of our search engine traffic, and other search engines, to change the algorithms responsible for directing search queries to the web pages that are most likely to contain the information being sought by Internet users or restrict the flow of users visiting our Website, our ability to renew current contracts with content providers on commercially acceptable terms or that our costs with respect to these contracts will not increase prohibitively following any renewal, the risks of litigation relating to our intellectual property, the risks associated with dependence upon key personnel and the need for additional financing. Please consider our forward-looking statements in light of those risks as you read this report.
i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Answers Corporation and Subsidiary

Consolidated Balance Sheets (unaudited, in thousands except share data)

	September 30	December 31
	2006	2005
	$	$
Assets

Current assets:
Cash and cash equivalents	2,927	2,840
Investment securities	7,896	11,163
Accounts receivable	1,246	451
Prepaid expenses and other current assets	419	349
Total current assets	12,488	14,803

Long-term deposits (restricted)	215	211

Deposits in respect of employee severance obligations	800	610

Property and equipment, net	961	597

Other assets:
Intangible assets, net	4,764	5,384
Prepaid expenses	304	254
Deferred tax asset	11	13
Total other assets	5,079	5,651

Total assets	19,543	21,872

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	167	305
Accrued expenses	711	673
Accrued compensation	530	322
Deferred revenues	45	67
Total current liabilities	1,453	1,367

Long-term liabilities:
Liability in respect of employee severance obligations	786	622
Deferred tax liability	187	98
Deferred revenues	426	442
Total long-term liabilities	1,399	1,162

Commitments and contingencies

Stockholders' equity:
Preferred stock: $0.01 par value; 1,000,000 shares authorized and undesignated	—	—
Common stock; $0.001 par value; 30,000,000 shares authorized; 7,784,946 and 7,664,969 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	8	8
Additional paid-in capital	70,953	69,492
Deferred compensation	—	(3,518)
Accumulated other comprehensive loss	(32)	(29)
Accumulated deficit	(54,238)	(46,610)
Total stockholders' equity	16,691	19,343

Total liabilities and stockholders' equity	19,543	21,872

The accompanying notes are an integral part of these consolidated financial statements

Answers Corporation and Subsidiary

Consolidated Statements of Operations (unaudited, in thousands except share and per share data)

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
	$	$	$	$

Revenues:
Answers.com advertising revenue	1,810	500	4,357	964
Answers service licensing	44	45	143	57
Subscriptions	4	19	23	143
	1,858	564	4,523	1,164

Costs and expenses:
Cost of revenue	844	304	2,336	832
Research and development	621	275	5,209	915
Sales and marketing	924	519	2,244	1,331
General and administrative	765	693	2,530	2,624
Total operating expenses	3,154	1,791	12,319	5,702

Operating loss	(1,296)	(1,227)	(7,796)	(4,538)

Interest income, net	144	157	430	387
Other expenses, net	(17)	(15)	(220)	(35)

Loss before income taxes	(1,169)	(1,085)	(7,586)	(4,186)

Income taxes	(22)	(5)	(42)	(11)

Net loss	(1,191)	(1,090)	(7,628)	(4,197)

Basic and diluted net loss per common share	(0.15)	(0.15)	(1.00)	(0.63)

Weighted average shares used in computing basic and diluted net loss per common share	7,782,820	7,069,553	7,632,283	6,703,989

The accompanying notes are an integral part of these consolidated financial statements

Answers Corporation and Subsidiary

Consolidated Statements of Cash Flows (unaudited, in thousands)

	Nine months ended September 30
	2006	2005
	$	$

Cash flows from operating activities:	(7,628)	(4,197)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	239	133
Amortization of Brainboost Answers Engine (see Note 4)	669	—
Deposits in respect of employee severance obligations	(190)	(26)
Increase in liability in respect of employee severance obligations	164	37
Deferred income taxes	91	7
Stock-based compensation to non-employees for services rendered	—	911
Stock-based compensation to employees and directors	1,315	125
Stock-based compensation in connection with the Brainboost transaction (see Note 4)	3,489	—
Exchange rate differences	(6)	24
Changes in operating assets and liabilities:
Increase in accounts receivable and other current assets	(865)	(261)
Increase (decrease) in long-term prepaid expenses and current assets	(50)	55
Increase (decrease) in accounts payable	(138)	233
Increase in accrued expenses and other current liabilities	246	95
Decrease in short-term deferred revenues	(22)	(108)
Decrease in long-term deferred revenues	(16)	—
Net cash used in operating activities	(2,702)	(2,970)

Cash flows from investing activities:
Capital expenditures	(562)	(408)
Capitalization of software development costs	(36)	—
Purchase of intangible assets	(54)	—
Increase in long-term deposits	(4)	(143)
Purchases of investment securities	(14,236)	(26,750)
Proceeds from sales of investment securities	17,500	16,350
Net cash provided by (used in) investing activities	2,608	(10,951)

Cash flows from financing activities:
Exercise of common stock options and warrants	175	15,015
Net cash provided by financing activities	175	15,015

Effect of exchange rate changes on cash and cash equivalents	6	(24)
Net increase in cash and cash equivalents	87	1,070

Cash and cash equivalents at beginning of period	2,840	1,565

Cash and cash equivalents at end of period	2,927	2,635

Supplemental disclosures of cash flow information:
Income taxes paid	6	3

Non-cash investing activities:
Unrealized net loss from securities	3	—

The accompanying notes are an integral part of these consolidated financial statements

Notes to the Conslidated Financial Statements as of September 30, 2006 (unaudited)
Answers Corporation and Subsidiary

Note 1 - The Company and Summary of Significant Accounting Policies

The Company

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

Basis of Presentation

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

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB/A for the year ended December 31, 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Recently Issued Accounting Pronouncements

In July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48) effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under FIN 48, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, otherwise, the company must increase the valuation allowance correspondingly. The Company is evaluating the impact, if any, that adoption of FIN 48 will have on its financial statements.

Answers Corporation and Subsidiary

Note 1 - The Company and Summary of Significant Accounting Policies (cont’d)

Recently Issued Accounting Pronouncements (cont’d)

In September 2006, the FASB issues Statement No. 157, “Fair Value Measurements”, (SFAS No. 157). SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 157 is effective in the first quarter of fiscal years beginning after November 15, 2007. The Company is currently evaluating what affect, if any, SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, (SAB 108). SAB 108, in addition to providing guidance relative to quantifying the effect of misstatements on financial statements, also provides guidance on the correction of misstatements, including correcting prior year financial statements for immaterial errors. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The Company is currently evaluating what affect, if any, SAB 108 will have on its consolidated financial statements.

Answers Corporation and Subsidiary

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

To date, practically all of the Company’s advertising revenue has been obtained through the efforts of third parties, and has not been the result of direct contracts with advertisers. The third party is obligated to pay the Company a portion of the revenue it receives from advertisers, as compensation for the Company’s sale of promotional space on its Internet properties. Amounts received from such third parties are reflected as revenue in the period in which such advertising services are provided.

The Company also provides its answers-based search services to third parties that include the service in their own websites. Revenues from the provision of such services are recognized in the period the services are provided.

In prior years, the Company sold subscriptions to its GuruNet product. The Company recognizes revenues from sales of subscriptions over the life of the subscription, which is generally one year, in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition”, issued by the American Institute of Certified Public Accountants (AICPA). Sales that do not yet meet the criteria for revenue recognition, are classified as “Deferred Revenues” on the balance sheet, and are amortized over the subscription period.

In 2003, the Company sold lifetime subscriptions to its consumer product, which had no defined termination date. Cash received from such lifetime subscriptions was recorded as deferred revenues. Beginning April 2004, certain users who purchased lifetime subscriptions in 2003, exchanged their lifetime subscriptions for free two-year subscriptions to a newer enhanced version of the GuruNet product. The cash previously received from such users is recognized over the new two-year subscription. Lifetime subscriptions, which were not exchanged for subscriptions with defined termination dates, continue to be deferred and amounted to $425,000 as of September 30, 2006.

Answers Corporation and Subsidiary

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

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards based upon the fair value on date of grant and recognition of such compensation cost over the service period for awards expected to vest. Under this method, the Company recognizes compensation cost for awards granted on or after January 1, 2006, based on the Black-Scholes option-pricing model. Furthermore, with the exception of stock options granted to employees prior to May 12, 2004, the date of the Company’s first filing with the SEC in connection with its IPO, the Company recognizes compensation cost for unvested share-based awards as of January 1, 2006 based on the grant date fair value of those awards, adjusted for estimated forfeitures, as previously calculated and reported for pro-forma disclosure purposes. The Company recognizes compensation cost for unvested share-based awards as of January 1, 2006 that were granted prior to May 12, 2004, based on the intrinsic value of such grants on their grant date. The value of stock options, as noted, is recognized as compensation expense on a straight-line basis, over the requisite service period of the entire award, net of estimated forfeitures. Based on its decision to use the modified prospective method in adopting SFAS 123R, the Company did not need to adjust the corresponding 2005 amounts included in these financial statements.

Additionally, upon the adoption of SFAS 123R effective January 1, 2006, the balance of deferred compensation as of December 31, 2005, amounting to $3,517,844, was reversed against additional paid-in capital, and will be recorded based on the vesting terms of the stock-based awards for which this deferred compensation has been recorded in the past.

Answers Corporation and Subsidiary

Note 3 - Accounting for Stock-Based Compensation (cont’d)

Valuation Assumptions for Stock Options

The fair value for each stock option granted to employees and directors during the nine months ended September 30, 2006 and 2005, was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Nine months ended September 30
	2006	2005

Weighted average risk-free interest rate	4.66%	3.95%
Expected life (in years)	4.08	3.98
Weighted average expected volatility	41.28%	50.23%

The fair value for each stock option granted to non-employees during the nine months ended September 30, 2005, was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions (no such options were granted during the nine months ended September 30, 2006):

	Nine months ended September 30
	2006	2005

Weighted average risk-free interest rate	N/A	4.01%
Contractual term (in years)	N/A	9.87
Weighted average expected volatility	N/A	72.36%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during the nine months ended September 30, 2006, is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 107 (SAB 107), giving consideration to the contractual term of the options and their vesting schedules. The expected life of the options granted to non-employees equals their contractual term.

Due to the lack of sufficient history of the Company’s own stock volatility, the Company estimates its own expected stock volatility based on the historical stock volatility of three other companies, which are similar to the Company.

Answers Corporation and Subsidiary

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

The following table illustrates the effect on net loss and net loss per share, as if the Company had applied the fair value methods of SFAS No. 123 for accounting purposes:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
	$ (in thousands, except for per share data)	$ (in thousands, except for per share data)

Net loss, as reported	(1,090)	(4,197)
Add:
Stock-based compensation expense to employees and directors included in reported net loss, net of related tax effects	4	125
Deduct:
Stock-based compensation expense to employees and directors determined under fair value based method for all awards, net of related tax effects	(226)	(561)

Pro-forma net loss	(1,312)	(4,633)
Net loss per common share, basic and diluted:
As reported	(0.15)	(0.63)
Pro-forma	(0.19)	(0.69)

Answers Corporation and Subsidiary

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

Furthermore, on the Acquisition Closing Date, the Company entered into an Employment Agreement with one of the principals of the Seller (the “Principal”), with an effective date of December 5, 2005 (the “Employment Agreement”). Pursuant to the Employment Agreement, the Principal joined the Company as Director of Natural Language Research and took charge of the integration and further development of the acquired technology within the Company’s systems and proprietary products.

In connection with the Purchase Agreement and the Employment Agreement, the Company entered into an escrow agreement on the Acquisition Closing Date whereby 50%, 25%, and 25% of the Stock Consideration was scheduled to be released on March 1, June 1, and December 1, 2006, respectively, subject to certain performance and non-performance obligations. On March 1 and June 1, 2006, the Company released 50% and 25% of the Stock Consideration, respectively. Because the Stock Consideration released in March and June 2006, a total of 329,250 shares, was originally subject to forfeiture based on the Principal’s employment, the value of such escrowed shares, in the amount of $4,186,743, has been recognized as research and development expense over the six-month requisite service period, beginning December 2005. The remaining 25% of shares that release from escrow on December 1, 2006, a total of 109,750 shares, are not subject to the Principal’s employment.

Answers Corporation and Subsidiary
Note 4 - Acquisition of Brainboost (cont’d)

In addition, the Seller received certain non-transferable price protection rights, whereby a decline in the Company’s average stock price for the 20 consecutive trading days immediately preceding the one-year anniversary of the Acquisition Closing Date, below $10.2575, would trigger the Seller’s right to receive from the Company compensation for the reduction in the Stock Consideration’s value (the “Price Protection”). In such an event, the Company would either pay the Seller cash for the difference between the $10.2575 and the average stock price, or repurchase the shares at $10.2575, for the remaining Stock Consideration held by the Seller on the one-year anniversary of the acquisition close (see Note 7 d). The Price Protection is also subject to cancellation at the cumulative occurrence of certain conditions relating to the market price of the Stock Consideration, the registration of the Stock Consideration, and other criteria including termination of the Principal from the Company prior to the one-year anniversary of the Acquisition Closing Date. Any cash consideration payable pursuant to the Price Protection will be accounted for upon settlement as an adjustment to the value of the shares issued at closing. Upon adoption of SFAS 123R, the value of the portion of the Price Protection that relates to the Stock Consideration that was deemed compensation expense (see above), has been charged as stock-based compensation over the requisite six-month employment service period ended May 31, 2006. As a result, the Company recorded additional stock-based compensation expense of $55,000 during the nine months ending September 30, 2006.

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

The Acquired Technology is included on the accompanying balance sheets in intangible assets, net, and is being amortized on a straight-line basis over an estimated useful life of six years. During the nine months ending September 30, 2006, $669,000 of the Acquired Technology has been amortized and recorded as cost of revenue.

The In-Process Research and Development relates to projects that were substantive, yet incomplete as of the Acquisition Closing Date. Accordingly, it was not recorded as a separate asset on the balance sheet but as additional research and development expense as of the Acquisition Closing Date.

The value of escrowed shares relates to the Stock Consideration, associated with the March and June escrow release dates, and has been recorded as equity and charged to expenses on a straight-line basis over the six months ended May 31, 2006. During the nine months ending September 30, 2006, $3,489,000 of such value has been amortized and recorded as research and development compensation expense.

Answers Corporation and Subsidiary

Note 5 - Stockholders’ Equity

General

The following table summarizes the changes in the Company’s stockholders’ equity during the nine-month period ending September 30, 2006:

$ (in thousands)

December 31, 2005	19,343

Exercise of stock options	175
Stock-based compensation	1,315
Other comprehensive loss	(3)
Stock-based compensation in connection with the Brainboost transaction (see Note 4)	3,489
Net loss for the period	(7,628)

September 30, 2006	16,691

Common Stock

During the nine months ended September 30, 2006, the Company issued a total of 119,977 shares of common stock due to the exercise of 119,977 of the Company’s outstanding stock options, for a total consideration of approximately $175,000.

On March 21, 2006, and as a part of the Brainboost Purchase Agreement (see Note 4), the Company filed an amended Registration Statement, to register the 439,000 Brainboost Shares (the "Registration Statement") with the SEC. The Registration Statement was declared effective by the SEC on June 9, 2006.

Answers Corporation and Subsidiary

Note 5 - Stockholders’ Equity (cont’d)

Stock Warrants

As of September 30, 2006, there were 1,157,763 outstanding stock warrants with a weighted average exercise price of $16.21. All warrants are exercisable immediately. No warrants were exercised during the nine months ended September 30, 2006.

On February 4, 2005 the Company entered into an agreement (the "Warrants Agreement"), with certain holders of stock warrants, pursuant to which such holders exercised an aggregate of 1,871,783 stock warrants at the stated exercise price thereof. As a result, the Company issued an aggregate of 1,871,783 shares of its common stock, for aggregate gross consideration of $12,559,700. Under the terms of the Warrants Agreement, in order to provide incentive to the warrant holders to exercise their stock warrants, for every share of common stock purchased by the holders through the exercise of stock warrants, the Company issued to the warrant holders new warrants, dated February 4, 2005, to purchase such number of shares of common stock equal to 55% of the number of shares of common stock underlying their respective stock warrants (the "New Warrants"). As a result, the Company issued 1,029,488 of New Warrants at an exercise price of $17.27 per share. The New Warrants are immediately exercisable and expire on February 4, 2010.

Stock Compensation Plans

The Company provides for direct grants or sales of common stock, and common stock options to employees and non-employees through the following: the 1999 Stock Option Plan (the 1999 Plan), the 2000 Stock Option Plan (the 2000 Plan) and the 2003 Stock Option Plan (the 2003 Plan) (thereafter collectively “Prior Option Plans”), the 2004 Stock Option Plan (the 2004 Plan) and the 2005 Incentive Compensation Plan (the 2005 Plan). In addition, prior to 2006, the Company had granted stock options outside of its stock options plans, to certain individuals and entities. As of September 30, 2006, 35,651 options were issued and outstanding outside of the Company’s stock option plans.

The 2005 Plan was approved by the Company’s stockholders in July 2005, following its earlier adoption by the Company’s board of directors. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards to officers, directors, employees, consultants and other persons who provide services to the Company. The total number of Company shares of common stock allowed for under the 2005 Plan was set at 850,000, upon its adoption, and was increased by 250,000 on June 21, 2006, following the approval of the Company’s stockholders.

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

Answers Corporation and Subsidiary

Note 5 - Stockholders’ Equity (cont’d)

Stock Options

During the nine months ended September 30, 2006, the Company granted a total of 632,350 stock options to its employees and officers, of which 621,350 stock options were granted under the Company’s 2005 Compensation Plan, and 11,000 stock options under its 2004 Stock Option Plan.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2006:

	Number of stock options	Weighted average exercise price

Outstanding as of December 31, 2005	1,429,521	$8.27

Granted (2005 and 2004 Plans)	632,350	$12.29
Exercised	(119,977)	$1.46
Forfeited	(17,700)	$11.62
Outstanding as of September 30, 2006	1,924,194	$10.50
Vested as of September 30, 2006	662,977	$8.02

The weighted average fair value of options granted during the nine months ended September 30, 2006 and 2005, was $4.78 and $7.34 per option, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was approximately $1,180,000 and $1,520,000, respectively, at the date of exercise.

As of September 30, 2006, 431,650 and 10,952 options were available for grant under the 2005 Plan and the 2004 Plan, respectively. All Prior Option Plans are closed for future grants.

The following table summarizes information about stock options outstanding as of September 30, 2006:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.69 - 5.00	219,706	6.20	$3.45	164,015	5.80	$3.15
5.06 - 9.71	702,278	8.16	$6.43	300,387	7.43	$5.37
10.54 - 14.49	666,010	6.27	$13.02	81,301	5.63	$12.05
15.35 - 20.35	336,200	8.56	$18.59	117,274	8.55	$18.81

$0.69 - 20.35	1,924,194	7.35	$10.50	662,977	6.82	$8.02

The aggregate intrinsic value of stock options outstanding as of September 30, 2006, was approximately $4,780,000, of which approximately $2,930,000 relates to vested awards. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date.

Answers Corporation and Subsidiary

Note 5 - Stockholders’ Equity (cont’d)

Stock Options (cont’d)

The total fair value of stock options vested during the nine months ending September 30, 2006, amounts to $1,316,000, net of estimated forfeitures of $8,000, and was recorded as stock-based compensation expense following the adoption of SFAS 123R (see Note 3). Such stock-based compensation expense includes $55,000, related to Brainboost’s Price Protection (see Note 4).

As of September 30, 2006, there was $5,536,000 of unrecognized compensation cost, net of estimated forfeitures of $4,000, related to non-vested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows:

Year ending December 31	$ (in thousands)

2006 (three months ending December 31)	477
2007	1,893
2008	1,860
2009	1,138
2010	168

5,536

Note 6 - Other Expenses

On December 1, 2005, the Company acquired Brainboost Technology, LLC for $4 million in cash and 439,000 shares of common stock (see Note 4). The stock component of the consideration was subject to a Registration Rights Agreement pursuant to which the Company agreed that if such registration statement was not declared effective by April 1, 2006, it would pay the Seller a penalty of $100,000 per month, pro rated per day. The registration statement was declared effective as of June 9, 2006, therefore the Company paid the Seller $227 thousand in the second quarter of 2006. Such amount was paid in cash and is reflected in other expenses in the nine months ended September 30, 2006.

Answers Corporation and Subsidiary

Note 7 - Commitments and Contingencies

(a)	Future minimum lease payments under operating leases for office space and cars, as of September 30, 2006 are as follows:

Year ending December 31	$ (in thousands)

2006 (three months ending December 31)	118
2007	438
2008	397
2009	346
2010	207

1,506

Rental expense for operating leases for the nine months ended September 30, 2006 and 2005 was $292,000 and $204,000, respectively.

(b)
All of the Subsidiary’s obligations to its bank, including the bank guarantee given to the Subsidiary’s landlord, are secured by a lien on all of the Subsidiary’s deposits at such bank. As of September 30, 2006, deposits at such bank amounted to $279,000, including a restricted long-term deposit of $94,000 as mentioned above.

(c)
In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and investor relations arrangements. As of September 30, 2006, the total future cash commitments under these arrangements amount to approximately $1,070,000.

(d)
As part of the acquisition of Brainboost (see Note 4), the Company agreed that in the event that the average closing price of its common stock for the 20 consecutive trading days (“Average Closing Price”) immediately preceding December 1, 2006 is less than $10.2575, at the Company’s option, it will either repurchase the common stock held by the Sellers at such date for $10.2575 per share or pay the sellers the difference between $10.2575 per share and the Average Closing Price for shares they are still holding, subject to certain conditions in the Purchase Agreement. In the event that the Average Closing Price of the Company’s common stock is below $10.2575 on December 1, 2006 and the Sellers have not sold a significant amount of the common stock issued to them, the Company may be obligated to pay the Sellers a significant amount of additional cash. As of September 30, 2006, 362,619 shares of common stock remain subject to the Price Protection.

(e)
On March 8, 2006 the Company submitted a statement of claim with the Tel-Aviv, Israel District Court against Babylon Ltd., for infringement of Israel Patent Number 121,457. The patent, entitled "Computerized Dictionary and Thesaurus Applications," covers a computerized searching process of indicating a target word on a display screen and employing at least one word appearing in the vicinity of the target word in order to eliminate ambiguity in the meaning of the target word. The patent was first filed in 1997 and was granted in 2004. The remedies that the Company seeks, initially, are damages in the sum of NIS 1,000,000 (approximately $230,000), an accounting of revenues derived from the infringing use and an injunction. Currently, the Company is negotiating a possible settlement agreement and the legal proceedings have temporarily been suspended.

Answers Corporation and Subsidiary

Note 7 - Commitments and Contingencies (cont’d)

(f)
On July 14, 2005, a former marketing employee of the Company (“the Employee”), filed a statement of claim (“the Claim) with the Regional Labor Court in Jerusalem, Israel (“the Court”), against the Company, the Subsidiary, the Company’s Chief Executive Officer and its Chief Financial Officer, in the amount of approximately US$50,000, for deferred salary, severance pay and unpaid commissions, as well as 43,441 options to purchase such number of our shares of common stock, with an exercise price of $2.76 per share. Following failed attempts to mediate the dispute, the Company will be reverting to the Court in order to continue the proceedings. The Company denies the Claim, but nonetheless has included a provision in its financial statements for an amount it believes is sufficient, based on consultation with its legal counsel.

Note 8 - Major Customer

During the first nine months of 2006, practically all of the Company's advertising revenue was generated through the efforts of third party suppliers (the “Monetization Partners”). During the three and nine months ending September 30, 2006, the Company earned approximately 70% and 67% of its revenue, respectively, through one of its Monetization Partners.

Note 9 - Subsequent Events

On November 2, 2006, the Company, Interesting.com, Inc. (“Seller”) and the sole shareholder of Seller, entered into an asset purchase agreement, pursuant to which the Company acquired from Seller for an aggregate of $2,000,000 in cash, the domain name known as www.faqfarm.com , a questions and answers website collaboratively written and edited by its visitors (“Acquired Website”), together with certain other assets, including, software utilized for the operation of the Acquired Website, other domain names, certain trade names, trademarks and other related intellectual property rights, certain databases of questions and answers accumulated to date by the Acquired Website and the goodwill associated with the Acquired Website.

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

Overview

We own, operate and provide an online answer-based information-retrieval service that offers Internet users conveniently formatted snapshot, multi-faceted definitions and explanations, integrated into a single consolidated browser view. Our flagship site launched in January 2005, Answers.com, is a leading aggregator of information and reference content on almost 4 million topics, covering general reference, business, arts and culture, legal, medical, science and technology, people, places, music and many others. Our topic library contains over 100 reference titles, many from brand-name publishers. Additionally, we offer "1-Click Answers" - a software tool that facilitates more efficient access to Answers.com by allowing users working in almost any application such as e-mail, spreadsheet or word processing to click on a word or phrase within a document and access Answers.com’s online library via an instant, pop-up AnswerTip information bubble. Our common stock is listed on the Nasdaq Global Market under the symbol "ANSW".

The launch of Answers.com represented our migration to a new ad-based revenue model, as opposed to our previous subscription-based model. Prior to January 2005, we sold subscriptions to our answer engine product, GuruNet. Prior to December 2003, we sold lifetime subscriptions to GuruNet, generally for $40. In December 2003, we decided to alter our pricing model and moved to an annual subscription model, generally, $30 per year. A desire to grow revenues led to our current implementation, in January 2005, of a free-to-customer product, Answers.com and "1-Click Answers" software. Since the launch of Answers.com in January 2005, we have ceased offering new subscriptions to GuruNet.

Company Internet Site and Availability of SEC Filings

Our corporate Internet site is located at http://www.answers.com. Our filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K are available on that site, as well as any amendments to those filings, and other filings we make electronically with the SEC. The filings can be found in the Investor Relations section of our site (http://ir.answers.com) and are available free of charge. Information on our Internet site is not part of this Form 10-QSB. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Answers.com Traffic, Monetization and Licensing of Answers Service

Answers.com Traffic and Monetization

Our revenue is primarily driven by the query traffic generated by Answers.com and our ability to effectively monetize that traffic. Our current traffic primarily comes from: (i) Search engines (currently the vast majority of which is provided by Google), meaning, when our pages rank very high in the search engines’ algorithmic systems, Answers.com results are more likely to be accessed by users; (ii) Google’s definition link: our informal, non-contractual relationship, in which Google links certain of its search results pages to our pages for definitions; and (iii) Answers.com direct users : users visiting our site directly or via “1-Click Answers”. Our primary revenue model for Answers.com traffic is based on advertising. Most of our ad revenue is earned from performance-based ads, whereby we earn revenue based on number of clicks associated with such ads (e.g., sponsored links), and paid-per-impression advertising, whereby revenues are derived from the display of ads (e.g., graphic ads). Through the date of this report, it has generally been our practice not to contract directly with advertisers, but rather, obtain advertisements through the efforts of third parties that contract with advertisers seeking to advertise in their network of web sites, including our web site. We refer to such third parties as “Monetization Partners”. Monetization Partners generally compensate us by paying Answers a portion of the revenue they earn from advertisers for our provision of promotional space on our web site. We recently hired a vice president who has been tasked with developing direct ad sales capabilities within our organization. Therefore, we expect that commencing Q4 2006, and more so in Q1 2007 and onward, direct ad sales will become a more significant part of our ad sales strategy.

The more users to whom we expose and deliver our answer-based search services results, the more traffic and revenues we can potentially earn. Thus, we approach third-party sites and incentivize them for traffic they send to Answers.com or co-branded sub-domains of Answers.com. The fees we pay to such partners are calculated based upon a percentage of the revenue we earn from such traffic.

Licensing of Answers Services

We also earn revenues from partners that pay us for providing them with our answer-based services that they then use in their own products, via co-branded web pages. These arrangements are based on various formulas, including a percentage of the revenues they earn by delivering our services to their users; fees based on the number of user queries and fixed periodic fees.

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

The BAE delivers answers to end-user generated natural language questions by identifying pages on the web that contain sentences or phrases that appear to answer such specific questions. In June 2006, we completed our initial beta integration of the BAE into Answers.com as “Answers from the Web”. As we further integrate Answers from the Web into Answers.com, it is our plan to further develop the technology through enhancements to its accuracy, range and speed.

Acquisition of FaqFarm.com and Related Assets

On November 2, 2006, we entered into an asset purchase agreement with Interesting.com, Inc. (the “Seller”) and Chris Whitten, the sole shareholder of the Seller, pursuant to which we acquired from the Seller for an aggregate of $2,000,000 in cash, the domain name and business known as www.faqfarm.com, a questions and answers website collaboratively written and edited by its visitors (the “Acquired Website”), together with certain other assets, including, software utilized for the operation of the Acquired Website, other domain names, certain trade names, trademarks and other related intellectual property rights, certain databases of questions and answers accumulated to date by the Acquired Website and the goodwill associated with the Acquired Website.

Results of Operations

Revenues

Revenues in the three and nine months ended September 30, 2006 increased by $1,294 and $3,359 thousand or 229% and 289%, respectively, compared to the comparable periods in 2005. The table below sets forth the composite details of our revenues for these periods (in thousands):

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005

Answers.com Advertising	$1,810	$500	$4,357	$964
Answers Service Licensing	44	45	143	57
Subscriptions	4	19	23	143

	$1,858	$564	$4,523	$1,164

Answers.com Advertising Revenues and Monetization

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

Naturally, we are interested in causing users to experience longer visits and perform more queries once they discover our site. This is what we refer to as increasing the "stickiness" of our site. Additionally, our objective is to satisfy our users and increase their brand awareness so as to cause them to access our site directly and become loyal, regular users. This is what we refer to as "user-retention". Our efforts and resources invested in increasing stickiness and user-retention are manifested by our constant and continuous development of our site via new features, enhanced user interface and newly added content.

Our Answers.com average daily queries and RPMs have grown significantly since our launch in January 2005, as follows:

	Average Daily Queries	Advertising Revenues (thousands)	RPM

Q-1 2005	900,000	$107	$1.32
Q-2 2005	1,780,000	$357	$2.20
Q-3 2005	1,770,000	$500	$3.07
Q-4 2005	2,100,000	$807	$4.18
Q-1 2006	2,590,000	$1,090	$4.67
Q-2 2006	2,690,000	$1,457	$5.95
Q-3 2006	3,020,000	$1,810	$6.48

In the third quarter of 2006, our average daily query traffic grew by approximately 330,000 as compared to the previous quarter. We attribute this growth to the following factors: (i) the amount of content we added this quarter, as compared to earlier quarters, (ii) the success of our various marketing activities, (iii) more traffic from Yahoo! search engine and (iv) the popularity of our website amongst the population of Internet users. Finally, our online services have historically been affected by seasonal fluctuations in Internet usage, which generally declines in the summer months and rises after Labor Day.

Our RPMs have risen since the launch of Answers.com due to various initiatives, including, changes to our site design, adding or switching Monetization Partners, increases in the revenue-share percentage offered by Monetization Partners, the location and number of ads on our site’s pages, the types of ads we present and the type of content we present in our website. We plan to continue focusing on optimizing our monetization, utilizing and expanding on many of the techniques we’ve used in the past. Historically we have not contracted directly with advertisers, but rather, obtained advertisements through the efforts of Monetization Partners. Going forward, we plan to focus more on selling our own advertising. We expect that this type of ad revenue has the potential to contribute to continued RPM growth.

While we receive monetization services from various Monetization Partners, two of the providers, Google and Shopping.com, accounted for approximately 70% and 15%, respectively, of our total revenue in the three months ending September 30, 2006, and approximately 67% and 15%, respectively, of our total revenue in the first nine months of 2006. In addition to Google and Shopping.com, we utilize the services of other Monetization Partners that provide us with ads that are served on our Website. There are many companies in the market that provide Internet ad services similar to those provided by our own Monetization Partners, including Google and Shopping.com. Thus, while Google and Shopping.com contributed most of our revenue in the nine months ending September 30, 2006, we do not feel that our ad revenue strategy is dependent on any one provider. Our strategy is to work with Monetization Partners that we believe maximize the average amount of revenue we earn per page view.

Approximately $41 thousand and $107 thousand of the Answers.com advertising revenues generated during the three months and nine months ended September 30, 2006, respectively, resulted from traffic which partners, such as Mozilla Corporation, the owner of the Mozilla Firefox web property, sent us. We incurred fees to those partners of approximately $19 thousand and $49 thousand, during the three months and nine months ended September 30, 2006, respectively, for such traffic. Such amount is reflected in cost of goods sold and we refer to this as traffic acquisition costs.

Subscription Revenue

We have not sold subscriptions since January 2005. Subscription revenue relates to fixed-term subscriptions we sold prior to such date and whose revenues had been deferred. As of September 30, 2006, we only have $1 thousand of deferred revenue from fixed-term subscriptions. Additionally, as of September 30, 2006, we have approximately $425 thousand of long-term deferred revenues, relating to subscriptions, which had no defined term, which we sold in 2003. We have not yet determined what the ultimate disposition of such long-term deferred revenues will be, and when it will impact our Statement of Operations.

Cost of Revenues

Cost of revenues is comprised almost entirely of fees to third party providers of content, web search service fees, amortization of the cost of acquired software used in our products, data center costs (including depreciation of information technology assets), traffic acquisition costs (contractual revenue sharing fees to various web site operators for visitors directed to Answers.com or co-branded sub-domains of Answers.com), as well as the salaries, benefits, travel and overhead costs relating to personnel who are responsible for content editing and integration, production operations and customer support.

Cost of revenues for the three months ended September 30, 2006 was $844 thousand compared to $304 thousand during the same period in 2005, a net increase of $540 thousand or 178%. This net increase was due, in part, to certain expenses we incurred in the third quarter of 2006 that we did not experience during the same period of the prior year, as well as increases in certain expenses. During the third quarter of 2006 we incurred $223 thousand of amortization resulting from the acquisition of the BAE; stock-based compensation of $33 thousand as a result of adopting SFAS 123R; and traffic acquisition costs of $19 thousand. We did not incur similar costs in the same quarter of 2005. The remaining net increase in costs was due primarily to increases in compensation costs (excluding stock-based compensation) of $70 thousand as a result of staffing additions in our production operations, content and customer support departments and January 2006 salary increases; increases in data center costs required to manage more Internet traffic of $102 thousand, an increase of $13 thousand in fees we pay to Google for the web search services, and increases in content licensing costs of $59 thousand.

Cost of revenues for the nine months ended September 30, 2006 was $2,336 thousand compared to $832 thousand during the same period in 2005, a net increase of $1,504 thousand or 181%. This net increase was partially due to certain expenses we incurred in the first nine months of 2006 that we did not experience during the same period of the prior year, as well as increases in certain expenses. During the first nine months of 2006 we incurred $669 thousand of amortization resulting from the acquisition of the BAE; stock-based compensation of $94 thousand as a result of adopting SFAS 123R; and traffic acquisition costs of $49 thousand. We did not incur similar costs in the same period of 2005. The remaining net increase in costs was due primarily to increases in compensation costs (excluding stock-based compensation) of $233 thousand as a result of staffing additions in our production operations, content and customer support departments, and January 2006 salary increases; increases in data center costs (including depreciation of information technology assets) required to manage more Internet traffic of $237 thousand; increase in fees we pay Google for web search services they provide to us of $39 thousand; and increases in content licensing costs of $128 thousand.

Research and Development Expenses

The salaries, benefits, travel and overhead costs of personnel conducting research and development of our products and services, and consulting costs, comprise practically all of our research and development expenses. In the first nine months of 2006, the research and development team worked on development projects related mostly to user interface improvements, enhanced product functionality, and other development related to increasing traffic, monetization and site retention. In addition, the team continued to work on projects to ensure increased scalability and performance.

Research and development expenses in the three months ended September 30, 2006 were $621 thousand compared to $275 thousand during the same period in 2005, a net increase of $346 thousand or 126%. The net increase is due, primarily, to increases in compensation-related expenses, excluding stock-based compensation, of approximately $222 thousand, due to growth in our research and development team including the addition of a Director of Natural Language Research (developer of the BAE) and January 2006 salary increases. Additionally, as a result of adopting SFAS 123R, stock-based compensation in the three months ending September 30, 2006 was $79 thousand compared to $1 thousand during the same period in 2005. Finally, overhead costs during the three months ending September 30, 2006, were $26 thousand higher than the same period in 2005.

Research and development expenses in the nine months ended September 30, 2006 were $5,209 thousand compared to $915 thousand during the same period in 2005, a net increase of $4,294 thousand or 469%. The net increase is due, primarily, to compensation charges resulting from the acquisition of Brainboost Technology, LLC, discussed below, and increases in compensation-related expenses, excluding stock-based compensation, of approximately $539 thousand, due to growth in our research and development team including the addition of a Director of Natural Language Research (developer of the BAE) and January 2006 salary increases. Additionally, as a result of adopting SFAS 123R, stock-based compensation in the nine months ending September 30, 2006 was $261 thousand compared to $31 thousand during the same period in 2005.

As noted earlier, in December 2005 we purchased Brainboost Technology, LLC for $4 million in cash and 439,000 shares of restricted stock. A portion of the purchase price was deemed to be compensation for services to be performed by one of the principals of the seller over the six-month period ending May 31, 2006. Under the terms of the Brainboost purchase, 50% and 25% of the shares of restricted stock were held in escrow for 3 and 6 months after the purchase date, respectively. Release from escrow was contingent upon our continued employment of one of the principals of the general partnership which formerly owned Brainboost Technology, LLC, an expert in artificial intelligence and natural language search technology. Because the escrow criteria were met, such shares were released from escrow, as scheduled, on March 1, 2006 and June 1, 2006. The value of such shares, of approximately $4.2 million, was charged to compensation expense, on a straight-line basis, over the requisite six-month employment commitment period. As a result, we recorded $3,489 thousand of compensation expense, in Research and Development, in the nine months ended September 30, 2006.

Sales and Marketing Expenses

The salaries, benefits, travel and overhead costs of sales and marketing personnel, marketing consulting, public relations and marketing services and advertising costs, comprise substantially all of sales and marketing expenses.

Sales and marketing expenses in the three months ended September 30, 2006 were $924 thousand compared to $519 thousand during the same period in 2005, a net increase of $405 thousand or 78%. The net increase is partially due to increases in compensation-related expenses, excluding stock-based compensation, of approximately $128 thousand, due to growth in our sales and marketing team and salary increases. Further, as a result of adopting SFAS 123R, stock-based compensation during the three months ending September 30, 2006 was $168 thousand compared to under $1 thousand during the same period in 2005. Additionally, other marketing-related expenses, including an accrual relating to a lawsuit from a former marketing employee, travel and third-party marketing services rose $132 thousand. The aforementioned increases were offset, to some extent, by a decrease of $25 thousand in our advertising and promotion expenses.

Sales and marketing expenses in the nine months ended September 30, 2006 were $2,244 thousand compared to $1,331 thousand during the same period in 2005, a net increase of $913 thousand or 69%. The net increase is due to a number of factors. Compensation-related expenses, excluding stock-based compensation, rose approximately $479 thousand, due to growth in our sales and marketing team, January 2006 salary increases, and the fact that we hired our Chief Revenue Officer at the end of the first quarter of 2005; therefore, the first nine months of 2005 does not include a full nine months of his compensation. Additionally, as a result of adopting SFAS 123R, we recorded stock-based employee compensation of $479 thousand during the first nine months of 2006. We had practically no stock-based employee compensation during the same period in 2005. Additionally, other marketing-related expenses, including an accrual relating to a lawsuit from a former marketing employee, advertising and promotion, travel and third-party marketing services rose $175 thousand and overhead rose $64 thousand. The aforementioned increases were offset, to some extent, by the non-recurrence, in the first nine months of 2006, of two expenses that took place in the first nine months of 2005. In the first nine months of 2005, we incurred approximately $248 thousand in consulting costs, including $213 thousand that was stock-based compensation, relating to a strategic consultant who assisted us in formulating our product and marketing strategy, and we incurred $35 thousand in recruiting fees.

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

General and administrative expenses in the three months ended September 30, 2006 were $765 thousand compared to $693 thousand during the same period in 2005, a net increase of $72 thousand or 10%. General and administrative expenses in the nine months ended September 30, 2006 were $2,530 thousand compared to $2,624 thousand during the same period in 2005, a net decrease of $94 thousand or 4%. The net increase during the three months ending September 30, 2006, and the net decrease during the nine months ending September 30, 2006, is comprised of many individual line expenses, the most significant of which follow:

•
On January 20, 2005, we entered into an agreement with an investment-banking firm, which also acted as one of the underwriters of our IPO, to provide general financial advisory and investment banking services for a minimum term of six months. Further, upon signing of the contract, the underwriter received fully vested warrants to acquire 100,000 shares of Common Stock at an exercise price of $11.00. This agreement was terminated in September 2005. As a result of this agreement, in the three months and nine months ended September 30, 2005, we recorded $10 thousand and $50 thousand, respectively, of cash compensation, and $63 thousand and $577 thousand, respectively, in stock-based compensation, which represents the amortization of the fair value of the warrants on the date of their issuance, over the minimum term of the agreement. This expense did not recur in 2006.

•
In December 2004, we entered into an agreement with an investor relations firm pursuant to which we incurred $100 thousand of fees over a one-year period for investor relations services. Additionally, pursuant to the agreement, in March 2005, we issued 7,800 shares of common stock to such firm. As a result, in the three months and nine months ended September 30, 2005, we recorded $38 thousand and $120 thousand, respectively, of stock-based compensation, which represents the amortization of the fair value of the stock on the date of its issuance, over the expected life of the agreement. This agreement was renewed for an additional year, at $8 thousand per month, with no stock component; therefore there was no recurrence of stock-based compensation to our investor relations firm in 2006.

•
During the three months ended September 30, 2006, employee compensation rose approximately $226 thousand, due to stock-based compensation of $180 thousand as a result of adopting SFAS 123R, increases in the number of employees in the general and administrative department and January 2006 salary increases. Stock-based employee compensation during the three months ending September 30, 2005 was insignificant.

•
During the nine months ended September 30, 2006, employee compensation rose approximately $635 thousand, due to increases in stock-based compensation of $389 thousand as a result of adopting SFAS 123R, increases in the number of employees in the general and administrative department and January 2006 salary increases.

Interest Income, Net

Interest income, net, in the three months ended September 30, 2006 and 2005, was $144 thousand and $157 thousand, respectively. Interest income, net, in the nine months ended September 30, 2006 and 2005, was $430 thousand and $387 thousand, respectively. The decrease during the three months ending September 30, 2006, as compared to the same period in 2005, stems from lower average cash and investment securities balances, offset, to some extent, by higher short-term interest rates. The increase during the nine months ending September 30, 2006, as compared to the same period in 2005, stems from higher short-term interest rates offset, to some extent, by lower average cash and investment securities balances.

Other Expenses

Other expenses in the three months ended September 30, 2006, were $17 thousand compared to $15 thousand during the same period in 2005, an increase of $2 thousand. Other expenses during the three months ending September 30, 2006 and 2005 are comprised primarily of foreign currency exchange net losses.

Other expenses in the nine months ended September 30, 2006, were $220 thousand compared to $35 thousand during the same period in 2005, an increase of $185 thousand. Other expenses in the nine months ended September 30, 2006 resulted, primarily, from the payment of $227 thousand to the sellers of Brainboost Technology, LLC because the registration of their Answers common shares did not take place before April 1, 2006. On December 1, 2005, we acquired Brainboost Technology, LLC for $4 million in cash and 439,000 shares of common stock. The stock component of the consideration is subject to a Registration Rights Agreement pursuant to which we agreed that if our registration statement was not effective with the Securities and Exchange Commission by April 1, 2006, we would pay the sellers a penalty of $100,000 per month, pro rated per day. Our registration statement was declared effective as of June 9, 2006; therefore we paid the sellers $227 thousand in the second quarter of 2006. Other expenses in the nine months ended September 30, 2005 resulted, primarily, from foreign currency exchange net losses and write-offs of withholding taxes that we did not expect to realize.

Income Tax Expense

Our effective tax rate differs from the statutory federal rate due to differences between income and expense recognition prescribed by income tax regulations and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating and amortizing property, equipment and intangible assets and differ in the methods and timing for calculating and recording stock compensation expense. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of state and local taxes and foreign income from our wholly owned subsidiary. Our deferred tax assets are mostly offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to transpire.

We had net operating loss carryforwards for federal and state income tax purposes of approximately $46 million at September 30, 2006 and $38.5 million at September 30, 2005. The federal and state net operating losses will expire if not utilized on various dates from 2009 through 2025. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of net operating loss carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. In January 2006, we completed an analysis to determine the potential applicability of any annual limitations imposed by Section 382 using assumptions regarding the respective values of our stock. Based upon our analysis, we estimate two significant changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986 that would trigger the limitations. The first took place in September 1999 in connection with our Preferred Stock Class C issuance and the second took place in October 2004 with respect to our Initial Public Offering. Based on our current estimates and assumptions, we may utilize approximately $840 thousand for the period prior to September 1999 and approximately $1.8 million in net operating loss carryforward on an annual basis attributable to the NOL carryforwards originating between 2000 through 2004, assuming we generate sufficient taxable income in any given year to utilize such amounts. Any unused annual limitation may be carried over to future years. Our Israeli subsidiary has capital loss carryforwards of approximately $650 thousand that can be applied to future capital gains for an unlimited period of time under current tax rules.

Our Israeli subsidiary had income during the three and nine months ending September 30, 2006 and 2005, resulting from its cost plus agreement with the parent company, whereby it charges it for research and development services it provides to us, plus 12.5%. However, the subsidiary is an “approved enterprise” under Israeli law, which means that income arising from the subsidiary’s approved activities is subject to zero tax under the “alternative benefit” path for a period of ten years. In the event of distribution by the subsidiary of a cash dividend out of retained earnings which were tax exempt due to the “approved enterprise” status, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received.
As of September 30, 2006, we accrued approximately $175 thousand, net of deferred tax assets, to reflect the estimated taxes that our subsidiary would have to pay if it distributed its accumulated earnings to us. Should the subsidiary derive income from sources other than the approved enterprise during the relevant period of benefits, this income will be taxable at the tax rate in effect at that time (currently 31%, gradually being reduced to 25% in 2010). Through September 30, 2006, our Israeli subsidiary received tax benefits of approximately $840 thousand.

Net Loss

Our net loss increased to $1,191 thousand and $7,628 thousand in the three and nine months ended September 30, 2006, respectively, from $1,090 thousand and $4,197 thousand for the same periods in 2005, as a result of the changes in our revenues, costs and expenses as described above.

Critical Accounting Judgments and Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2005 and 2004, and our consolidated interim financial statements for the three and nine months ended September 30, 2006 and 2005, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Revenue Recognition

In 2003, we sold lifetime subscriptions to our consumer product and did not recognize revenue from those sales since the obligation to continue serving such content had no defined termination date and adequate history to estimate the life of the customer relationship was not available. Cash received from such lifetime licenses is reflected as long-term deferred revenues on the accompanying balance sheets. Those deferred lifetime subscriptions amount to approximately $425 thousand as of September 30, 2006. We have not yet determined what the ultimate disposition of such deferred revenues will be, and when it will impact our Statement of Operations. Beginning December 2003 and throughout 2004, we generally, sold consumers one-year subscriptions to GuruNet. We recognized the amounts we received from those subscriptions over the life of the related subscription. Beginning April 2004, certain users who purchased lifetime subscriptions in 2003 exchanged their lifetime subscriptions for free two-year subscriptions to a newer, enhanced version of the GuruNet product. The cash previously received from such users is being recognized as revenues over the new two-year subscription.

Beginning January 2005, we no longer offered subscriptions to our consumer products and/or websites. Since then, our business model is primarily an advertising model.

Accounting for Stock-based Compensation

As of January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”) which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest, using the modified prospective method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

With the exception of stock options granted to employees prior to May 12, 2004, the date of our first filing with the U.S. Securities and Exchange Commission in connection with our IPO, we determine the fair value of stock options (for disclosure purposes prior to January 1, 2006, and for accounting purposes beginning January 1, 2006) granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options and warrants granted to non-employees, for accounting purposes, using the Black-Scholes valuation model. Prior to our IPO, in October 2004, the market value of the underlying stock was based on estimates, including volatility estimates that are inherently highly uncertain and subjective, since prior to our IPO there had been no public market for our stock. Subsequent to our IPO we have not had sufficient history to actually predict our volatility, therefore, our assumptions about stock price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our actual stock price volatility. Had we made different assumptions about the market value of our stock, stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different, in the nine months ending September 30, 2006, as well as in periods prior to our adoption of SFAS 123R.

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

Recently Issued Accounting Pronouncements

FIN 48 - Accounting for Uncertainty in Income Taxes

In July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48) effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under FIN 48, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, otherwise, the company must increase the valuation allowance correspondingly. We are currently evaluating the impact, if any, that adoption of FIN 48 will have on our financial statements.

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

The total fair value of stock options vested during the three and nine months ending September 30, 2006, which amounts to $459 thousand and $1,315 thousand net of estimated forfeitures, respectively, was recorded as stock-based compensation expense. Had we accounted for stock-based awards to employees and directors under the intrinsic value method of APB 25, the method used in periods prior to January 1, 2006, the stock-based compensation expenses would have amounted to $4 thousand and $12 thousand in the three months and nine months ended September 30, 2006, respectively.

As of September 30, 2006, there was $5,536 thousand of unrecognized compensation cost, net of estimated forfeitures of $4 thousand, related to non-vested stock options granted under our various stock option plans. That cost is expected to be recognized as follows:

Year ending December 31	$ (in thousands)

Remainder 2006	477
2007	1,893
2008	1,860
2009	1,138
2010	168

5,536

SEC SAB 108

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, (SAB 108). SAB 108, in addition to providing guidance relative to quantifying the effect of misstatements on financial statements, also provides guidance on the correction of misstatements, including correcting prior year financial statements for immaterial errors. SAB 108 is effective for fiscal years ending on or after November 15, 2006. We are currently evaluating what affect, if any, SAB 108 will have on our financial statements.

SFAS 157 - Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”, (SFAS No. 157). SFAS No. 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 157 is effective in the first quarter of fiscal years beginning after November 15, 2007. We are currently evaluating what affect, if any, SFAS No. 157 will have on our financial statements.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, and investment securities, which amounted to approximately $10.8 million, as of September 30, 2006, and were raised through various financing events that took place in 2004 and 2005, and cash inflows from revenues. In October 2004, we raised approximately $10.8 million, net of underwriting fees and offering expenses, through our IPO and the exercise of the over-allotment option. After repaying the portion of bridge notes that did not convert to common shares, of $3,160,000, approximately $7.6 million remained. In 2005, we raised approximately $15.4 million from the exercise of warrants and options. We have incurred negative cash flow from operations since our inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy.

Cash flows for the nine months ended September 30, 2006 and 2005 were as follows (in thousands):

	2006	2005
	$	$

Net cash used in operating activities	(2,702)	(2,970)
Net cash provided by (used in) investing activities	2,608	(10,951)
Net cash provided by financing activities	175	15,015

Despite a net loss of $7,628 thousand in the first nine months of 2006, our net cash used in operations was $2,702 thousand. The primary reason for the large difference is that $1,315 thousand of our operating expenses were the result of non-cash, stock-based compensation to employees and directors, and $3,489 thousand of our operating expenses were the result of non-cash, stock-based compensation that resulted from the Brainboost transaction (see Research and Development discussion above for further details). In the first nine months of 2005, despite a net loss of $4,197 thousand, our net cash used in operations was $2,970 thousand. The primary reason for the difference is that $1,036 thousand of our operating expenses were the result of non-cash, stock-based compensation. Changes to the balances of our various operating assets and liabilities, also impacted the net cash used in operations during the periods.

Net cash provided by and used in investing activities in the first nine months of 2006 and 2005, respectively, is attributable primarily to purchases of investment securities less the proceeds from the sale of investment securities, as delineated in our Consolidated Statement of Cash Flows. Investment securities consist mostly of investments in auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods of 28 days, classified as available-for-sale securities and stated at fair value.

Cash flow from financing activities during the first nine months of 2006 and 2005 relates to the net proceeds from the exercise of stock warrants and stock options.

On December 1, 2005, we acquired Brainboost Technology, LLC for $4 million in cash and 439,000 shares of common stock. As part of the acquisition, we granted the sellers certain price protection rights. We agreed that in the event that the average closing price of our common stock for the 20 consecutive trading days immediately preceding December 1, 2006 (“Average Closing Price”) is less than $10.2575, at our option we will either repurchase the common stock held by the sellers at such date for $10.2575 per share or pay the sellers the difference between $10.2575 per share and the Average Closing Price for shares they are still holding (the “Brainboost Price Protection”). The Brainboost Price Protection is subject to cancellation at the cumulative occurrence of certain conditions relating to the market price of our common stock and other factors that have not yet transpired, and may never transpire. As of September 30, 2006, the sellers held approximately 363,000 of the original 439,000 shares of common stock that they received in December 2005. In the event that the Average Closing Price of our common stock is below $10.2575 on December 1, 2006, the Brainboost Price Protection is not cancelled, and the sellers have not sold a significant amount of the common stock issued to them, we may be obligated to pay the sellers a significant amount of additional cash.

Further, as discussed above in detail, on November 2, 2006, we acquired the domain name and business known as www.faqfarm.com, and related assets, for an aggregate of $2,000,000 in cash. Despite the outlay of $2 million in cash for www.faqfarm.com, and related assets, in the fourth quarter of 2006, and even if there is a significant decrease in our stock price that triggers the Brainboost Price Protection, we believe we have sufficient cash to pay the sellers of Brainboost, LLC the amount owed to them as described above, and meet our planned operating needs for the next twelve months. Notwithstanding, our business strategy includes growth through additional business combinations and licensing or acquiring products and technologies complementary to our business, which could require use of a significant amount of our available cash.  We may therefore need to raise additional capital through future debt or equity financing to finance such initiatives and to finance growth.  We cannot be certain that additional financing will be available on acceptable terms, or at all.  To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.

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
Contractual Obligations and Commitments

As of September 30, 2006, we had the following known contractual obligations and commitments:

	$ (in thousands)
	Purchase Contracts	Operating Leases	Total

Remainder 2006	147	118	265
2007	496	438	934
2008	285	397	682
2009	115	346	461
2010	25	207	232

Total	1,068	1,506	2,574

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

ITEM 3. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2006, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of September 30, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Steven Tover Litigation

On July 14, 2005, Mr. Steven Tover (“Tover”), former Vice President, Business Development & Sales of the Company, filed a statement of claim with the Regional Labor Court in Jerusalem, Israel (the “Court”), against (i) us, (ii) our Israeli subsidiary, GuruNet Israel Ltd., (iii) Mr. Robert Rosenschein (our CEO and Chairman of the Board), and (iv) Mr. Steven Steinberg (our CFO) in the amount of approximately $50,000, for deferred salary, severance pay and allegedly unpaid commissions. Tover’s action further claimed that he is entitled to certain additional and future commissions pursuant to various business transactions and to exercise stock options granted to him, which, according to us, have expired at the close of fiscal year 2004. The stock options discussed in Tover’s claim consist of 43,441 options to purchase such number of our shares of common stock, with an exercise price of $2.76 per share.

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

At a pre-trial hearing that took place on March 5, 2006, the Court recommended that we explore the possibility of resolving the dispute through mediation. Following our failed attempt to mediate the dispute, we will be reverting to the Court in order to continue the proceedings. Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation. An unfavorable outcome of the litigation could have an adverse impact on our financial condition and results of operations.

Babylon Litigation

On March 8, 2006, we submitted a statement of claim with the Tel-Aviv District Court against Babylon Ltd., for infringement of Israel Patent Number 121,457. The remedies that we sought were damages in the sum of NIS 1,000,000 (approximately $230,000), an accounting and an injunction. Prior to Babylon Ltd.'s filing of its statement of defense, we entered into settlement negotiations aimed at dismissing the infringement claim. Currently, the parties are near to reaching a possible settlement agreement and the legal proceedings are temporarily suspended.

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

ANSWERS CORPORATION

Date: November 13, 2006	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2006	By:	/s/ Steven Steinberg
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