Form 10KSB
period 2006-12-31
Answers CORP
filed 2007-03-19
CIK 1283073

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number 001-32255

ANSWERS CORPORATION
(Name of small business issuer in its charter)

Delaware	98-0202855
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Jerusalem Technology Park
The Tower
Jerusalem 91481 Israel
(Address of principal executive offices)

Issuer's telephone number, including area code: 646-502-4777

Securities registered under Section 12(g) of the Exchange Act:

Title of Class

Common Stock, $0.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes  ☐  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendment thereof. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ☐ Yes  ☒ No

State issuer’s revenues for its most recent fiscal year: $7,029,000

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

6,529,042 shares of $0.001 par value common stock at $13.01 per share as of March 16, 2007 for a market value of $84,942,836. Shares of common stock held by any executive officer or director of the issuer and any person who beneficially owns 10% or more of the outstanding common stock have been excluded from this computation because such persons may be deemed to be affiliates. This determination of affiliate status is not a conclusive determination for other purposes.

State the number of shares outstanding of each of the issuer's class of common equity, as of the latest practicable date: 7,853,590 shares of common stock, $0.001 par value (as of March 16, 2007.)

Transitional Small Business Disclosure Format (Check one): ☐ Yes  ☒  No

ANSWERS CORPORATION
FORM 10-KSB

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introductory Note

This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks, uncertainties and based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” “target,” “goal,” and similar expressions are intended to identify forward-looking statements. All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in our forward-looking statements.

In addition to any risks discussed in this Annual Report under Item 6 (Management’s Discussion and Analysis of Financial Condition or Plan of Operation), factors that could cause our actual results to differ materially from expectations and goals expressed in any forward-looking statements, include, without limitation:

•
A decision by Google, the provider of most of our search engine traffic, and/or other search engines to change the algorithms responsible for directing search queries to the Web pages that are most likely to contain the information being sought by Internet users or in any way restrict the flow of users visiting www.answers.com and any other Web properties we may operate from time to time;

•	A decision by Google to stop directing user traffic to www.answers.com through its definition link;

•	The ability to increase the number of users visiting our Web properties;

•	Increased competition and its effect on our Web sites' traffic, advertising rates, margins, and market share;

•	The ability to increase the number of partners directing traffic to our Web properties;

•	The ability to maintain and improve the monetization of our Web properties;

•	Our ability to renew current contracts with content providers on commercially acceptable terms and any increases in costs associated with the renewal of such agreements;

•	The willingness of advertisers to advertise on our Web sites;

•	Our ability to integrate the assets and operations of businesses acquired and those we may acquire in the future;

•	The effect of unexpected liabilities we assume from any potential mergers and/or acquisitions;

•	Our need to incur additional debt or equity financing and our ability to complete any capital-raise transactions;

•	Our ability to protect our intellectual property;

•	The effects of facing liability for any content displayed on our Web sites;

•	Claims that we are infringing the intellectual property rights of any third party; and

•	The impact of legislative and regulatory changes and judicial interpretations of laws affecting online services.

However, other factors besides those discussed in this Annual Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements made by us or on our behalf speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

In Brief

Answers Corporation (“Answers”, the “Company”, “our”, “we”, or “us”) owns and operates Answers.com™, a leading Internet information portal and one of the top 100 trafficked U.S. Web properties based on unique monthly visitors*.  Our mission is to become the Internet's prime free destination site for users in search of information and the premier online provider of answers to questions on any topic. Answers.com was first made available in January 2005. Prior to January 2005, we were primarily in the business of selling subscriptions for access to GuruNet, a reference-based product. Recently, we expanded our information portal by acquiring WikiAnswers, a unique community-based Q&A site. We were incorporated in December 1998 and are a Delaware corporation.  We have offices in New York, NY, and Jerusalem, Israel.

* According to February 2007 data as reported by comScore Media Metrix, a global Internet information provider offering industry-leading Internet audience measurement services, Answers.com was the 55th largest Web property in the U.S., based upon unique monthly visitors in February 2007 (the Answers.com Web property, measured by comScore, includes www.answers.com and, beginning in November 2006, wiki.answers.com).

Overview

Answers.com

Our flagship Web property, Answers.com, launched in January 2005 as a free, online answer-based information portal that provides users with answers covering millions of topics. At our core, we are an aggregator and publisher of rich content spanning such categories as health, finance, entertainment, business and much more. Our technology aggregates and presents targeted information from disparate sources and delivers results to users’ queries in a single consolidated view - a unified snapshot of content from a multitude of sources. Chief among these sources are:

•	Over 120 licensed titles, many from leading publishers;

•	Content drawn from WikiAnswers, our recently acquired industry-leading Q&A community (wikianswers.com.)

•	Community-contributed articles from Wikipedia;

•	Answers from the Web - answers to natural-language questions not readily available from our other content sources; and

•	Original articles written by our own editorial team.

Among the titles we currently license from third-party sources are:

•	All Media Guide - significant entertainment content, including:

•	Actor Biographies

•	Album Reviews

•	Artist Biographies

•	Game Reviews

•	Movie Reviews

•	Barron’s Educational Series - ten dictionaries, including:

•	Accounting

•	Banking

•	Food & Wine

•	Insurance

•	Law

•	Real Estate

•	Dow Jones MarketWatch - comprehensive public company data, including:

•	Stock Quotes

•	Company News

•	Company Profiles

•	Financial Statements

•	Houghton Mifflin Riverdeep Group PLC - fourteen titles, including:

•	Chronology of American Literature

•	Dictionary of Cultural Literacy

•	English Dictionary & Thesaurus

•	Guide to Rocks and Minerals

•	Medical Dictionary

•	Patient's Guide to Medical Tests

•	Thomson Gale - 40 encyclopedias including:

•	American Industries

•	American Law

•	Animal Life

•	Cancer

•	Neurological Disorders

•	Surgery

Other third-party licensors whose content enrich Answers.com include, among others:

•	Accuweather - weather forecasts

•	Hoover’s - company snapshots

•	Investopedia - finance and investment content

•	McGraw Hill - science and technology dictionary as well as encyclopedia

•	MedicineNet - medical content

•	Who2 - biographies of famous personalities

•	Wikipedia - all English content

•	Wizcom - word and phrase translations

By attributing the data source of information on each Web page, we enable our users to make an independent evaluation as to the credibility of our data.

We endeavor to provide the widest possible selection of unique topics. Dozens of categories accessible on Answers.com include, among others:

Arts & Literature
Drama Notes
Fine Arts Dictionary
Harry Potter Glossary
Novel Notes
Poetry
Poetry Glossary
Poetry Notes
Short Story Notes

Biographies
Actor Biographies
American Authors
Bloggers
Business Biographies
Classical Artist Biographies
Contemporary Black Biography
Popular Artist Biographies
Who2 Biographies

General Encyclopedias
Columbia University Encyclopedia
Encyclopedia Britannica Concise
Wikipedia

Health & Wellness
Alternative Medicine Encyclopedia
Cancer Encyclopedia
Children's Health Encyclopedia
Genetics Encyclopedia
Medical Encyclopedia
MedicineNet
Neurological Disorders Encyclopedia
Patient's Guide to Medical Tests
Phobias
Psychoanalysis Dictionary
Surgery Encyclopedia

Science & Technology
AllAPI.net
Animal Life Encyclopedia
Computer Encyclopedia
Cosmic Lexicon
Defense & Military Terms
E-Mail Shorthand
Emoticons
File Extensions
How Products are Made
Jargon File
Marines Dictionary
Rocks and Minerals Guide
Science of Everyday Things
Scientific & Technical Terms
Western Birds Guide

Business
Accounting Dictionary
American Industries Encyclopedia
Business Dictionary
Business Plans
Company Financial Statements
Company News
Company Profiles
Company Snapshots
Company Stock Quotes
Financial & Investment Dictionary
Insurance Dictionary
Investment Encyclopedia
Marketing Dictionary
Real Estate Dictionary
Small Business Encyclopedia

History
American Foreign Policy
American History Companion
American History Encyclopedia
American Literature Chronology
Dictionary of Cultural Literacy
Intelligence & Espionage
Major Acts of Congress
Russian History Encyclopedia
US Documents
Weapons, Bioterror & Islam
World Chronology

Law
American Law Encyclopedia
Law Dictionary

Travel and Leisure
Annuals Guide
Contemporary Fashion
Currency Conversions
Gardeners Dictionary
International Dialing Codes
Local Times
National Anthems
US Cities
US Area Codes
US State Stats
Weather
Wood book
World FactBook

Entertainment The Austin Symphony Blufr Classical Album Reviews Game Reviews Gaming Personalities Movie Reviews Music Glossary Popular Album Reviews Poker
Reference
Abbreviations
America in so Many Words
AnswerNotes
Antonyms
Devil's Dictionary
Encyclopedia of Education
English Dictionary
First Names
French Dictionary
Idioms
Latin Phrases
Say What?
The Bible - (King James Edition)
Thesaurus
Translations
Unabridged Dictionary

Food & Drink Diets Drink Recipes Encyclopedia of Food and Culture Food Lovers Companion Nutritional Values Wine Lovers Companion

WikiAnswers and User-Contributed Content

In November 2006, we acquired a dynamic questions and answers Website collaboratively written and edited by its community of users. WikiAnswers, accessed at wikianswers.com, is a Q&A platform where users can ask a wide-variety of everyday questions and a community of people collaboratively improves upon and answers these questions. This unique Q&A platform is differentiated from other popular Q&A sites, such as Yahoo! Answers, which simply facilitate a forum where users can ask and answer questions (often repeating the same question in many different ways), but cannot improve upon or edit the questions or answers. WikiAnswers’ approach, however, allows the community to transform each question and answer contributed by a user into its own "wiki," a collaborative page that can be improved upon by others in the community. In this manner, good answers can become great answers over time; related questions can be merged or physically associated with each other; and ultimately, the community user-experience is enhanced.

Content generation is at the core of our business. The dynamics of user-contributed content, which complements our content licensing strategy, is highly scalable. WikiAnswers has the potential to become a content creation engine. The larger the community, the more value it provides, and the more value it provides, the larger the community. This cycle is commonly referred to as a “network effect.”

Our objective for WikiAnswers is twofold: First, we aim to turn it into a dynamic, multi-disciplinary resource for users to share knowledge on similar areas of interest, thus adding a compelling facet to our overall offering as an information portal. Second, we aim to leverage the potential of the network effect and strategically rely on WikiAnswers as a content creation source.

Traffic and Search Engine Optimization

Our business model is relatively simple: We generate and monetize traffic. Driving user traffic to our Websites is critical to the success of our business model. Our goal is to continuously drive increasingly more Internet traffic to Answers.com and our other Web properties.

One method we use to actualize this goal is to expend considerable resources on improving and optimizing the volume of traffic directed to our Web properties by search engines. The industry commonly refers to such efforts as "Search Engine Optimization," or "SEO." One of our principle strategic initiatives is centered on the fact that content drives traffic through SEO. Rich, unique content is not only appreciated by the human user, it is also highly valued by the search engines and their content indexing algorithms.

In our early days of operation, many of the titles Answers.com (and previously, GuruNet.com) licensed were broadly displayed by others on the Web. In contrast, we currently focus on licensing relatively unique content that has not been broadly exposed on the free Web. Additionally, one of Answers.com's differentiated value propositions is the ability to automatically unify content from multiple sources. For instance, a person searching for Bill Gates would get all the data associated with the phrases "Gates," "William Gates," and "William Henry Gates III." These achievements create a compelling user-experience and are valued by search engines.

Our additional SEO efforts involve optimizing our sites' coding, presentation, and structure, such as incorporating a clear hierarchical site-structure and avoiding issues that have the potential of keeping search engine indexing programs from fully spidering our Web properties.

1-Click AnswersTM

In conjunction with the launch of Answers.com in 2005, we released our free downloadable software application, 1-Click Answers, a tool that facilitates more efficient access to Answers.com. With 1-Click Answers installed on a computer, a user can Alt-click (i.e., hold down the "Alt" key and click a word with the left mouse button) on a word or phrase within virtually any application (e-mail, spreadsheet, word processing, database) and gain access to Answers.com’s online library, which will be displayed in an AnswerTips pop-up window. Available for users of both Microsoft Windows® (via the “Alt-click” combination) and Apple’s® Macintosh OS X (by selecting the text and applying the Cmd-Shift-G keys), the feature performs context analysis of the words or phrase clicked. For example, when clicking on the word “Ford” appearing in the context of Ford Motor Company, Harrison Ford, or Gerald Ford, the system will process and recognize the context and deliver information on the vehicle manufacturer, the film star, or the U.S. president, respectively. In Windows®, 1-Click Answers also includes a toolbar for query lookup while using Internet Explorer as well as a docked AnswerBar utility. At the end of 2006, 1-Click Answers appeared on the list of recommended add-ons for the Internet Explorer 7 (IE7) Web browser.

AnswerTipsTM

With the release of 1-Click Answers 2.0 in May 2006, we released the next generation of 1-Click functionality, our AnswerTips feature. The new enhancement features a simpler pop-up "information bubble" explaining any word or term Alt-clicked, viewable without launching a new browser window. Building on the success of AnswerTips, beginning mid-February 2007, we began offering Websites and blogs the ability to provide their users with the 1-Click functionality through our webmaster tool version of AnswerTips. The Web version of AnswerTips is triggered when a visitor double-clicks a word or phrase on an “AnswerTips-enabled” site. For convenience of use, we have made sure that "AnswerTips-enabling" a site or blog will be as easy as copy-pasting a short snippet of JavaScript code. It does not require a download.

Business Model

Monetization. Our business runs on the ability to monetize our Internet traffic. Our primary revenue source for monetizing Answers.com and WikiAnswers traffic is online advertising. Most of our ad revenue is earned from sponsored text-based links and image ads, either as pay-per-performance or paid-per-impression advertising. In the pay-per performance model, we earn revenue based on the number of clicks associated with such ads; in the pay-per-impression model, our revenues are derived from the display of ads.

Direct Ad Sales. In order to expand upon our existing sources of ad revenue, which we currently receive substantially from third party ad networks, we have begun focusing our advertising efforts on direct ad sales by marketing Answers.com to top-tier agencies and advertisers. In 2006, our successful monetization of Answers.com was virtually all the result of third-party providers of ads (Google AdSense, Shopping.com and several display ad networks). The recruitment of our Vice President of Advertising Sales in August 2006 marked the beginning of an ongoing initiative to build direct ad sales capabilities and, thus, increase our monetization. By demonstrating the buying power of the millions of people who use Answers.com each month, we expect increased direct ad purchases and better ad rates from advertisers, agencies and online media buyers over the course of 2007 and beyond. We believe that direct ad sales will serve as the engine fueling improvement of page monetization on our Websites.

Licensing Answers Services. In addition to ad revenues, we also earn revenues from partners that pay us for licensing our answer-based information portal services, which they incorporate into their own products. These arrangements are based on various formulas, including a percentage of the revenues they earn by delivering our information portal services to their users, fees based on the number of user queries, and fixed periodic fees. Historically, these partnerships have had a very minor contribution to our financial results.

Industry Background

The emergence and wide acceptance of the Internet has fundamentally changed how millions of people and businesses find information, shop and purchase goods and services. Worldwide, there are over 1 billion people using the Internet, with over 225 million in North America.

Considering the great reliance of our Web properties on traffic from search engines, a brief description of their functionality is noteworthy. Online search is the primary tool most people rely on to carry out everyday research, and search engines are the functionalities people use most in seeking to locate specific information, goods and services. Search engines provide two critical functions: First, they gather, index and store information about Websites in a database. Second, their algorithms analyze the information and present relevant search results in the form of links directly to Websites. Businesses seeking to increase the number of visitors to their Websites have increasingly recognized the value of being included in search results and the importance of ranking highly within such results. With the prevalence of search engine utilization, compelling unique content continues to grow in importance as Websites try to attract Internet users. We participate in this phenomenon as our “AnswerPages” are often viewed as relevant by search engines algorithms and rank highly in their results.

Advertising is a primary source of revenue for many Internet Websites. According to Morgan Stanley, online advertising is expected to increase from approximately 8% of total advertising spent in 2006, to approximately 13% within 5 years. There are two primary categories of Internet advertising, ‘pay-per-performance’ (or, cost per click (CPC)), and ‘pay-per-impression’ (or cost per 1,000 impressions (CPM)).

We use both types of advertising to generate revenue on our sites. In the case of performance-based advertising, the advertiser only pays when a user clicks on an ad, as opposed to viewing the ad, in impression-based advertising. The CPC advertisements we utilize are heavily influenced by relevancy. This means, the more relevant the ad is to the topic or content, the higher the probability that the user will click on the ad. This contrasts with display advertising, which can either be relevant or completely untargeted, in which case we earn revenue when the ad is displayed.

Strategy

Our business strategy focuses on the fundamental assumption that content and overall user experience drive traffic. Traffic, in turn, and how successfully we monetize it, drives revenue. In executing our plan, we intend to expand, enhance and optimize our approach to these drivers of our business.

Content

Content is critical to the success of our business. Since the launch of Answers.com, we have witnessed the correlation between incorporating and organizing new content and increasing our Answers.com traffic. We strive to continuously license and create new, rich and relatively unique content and have our content continually indexed by the Internet search engines. By licensing titles from top-quality publishers and seeking unique content that has not yet made an appearance on a free destination site, we continue to enhance the usability and overall utility of our services and fortify our competitive advantage. Our main focus is on content in areas that are more highly monetizable, such as health, business, travel and entertainment, to name a few. Furthermore, our recent acquisition of WikiAnswers enables us to capitalize on a key Internet growth driver with supplemental user-contributed Q&A content.

Answers.com Traffic

Our revenues are primarily driven by the query traffic generated by Answers.com and our ability to effectively monetize that traffic. Our current traffic is primarily generated by:

•	Search engines - when our pages rank very high in search engines’ algorithms, our results are more likely to be accessed by users.

•	Google definition link - our informal, non-contractual relationship pursuant to which Google currently links to our pages for definitions based on a list of trigger words we have provided Google.

•	Answers.com direct users - users visiting and returning to our home page directly, through partnering Websites or via 1-Click Answers and AnswerTips.

Answers.com Revenue

Our main revenue model for monetizing Answers.com query traffic is advertising derived from the following sources:

•
Performance-based ads - advertisements that generate revenue when a user clicks on a link. These ads, referred to as CPC, may be textual or graphical but are more frequently represented as textual “sponsored listings.”

•	Impression-based ads (textual or graphical ads) - referred to also as CPM, advertisements that generate revenue when displayed on a page, i.e. when viewed by a user, not clicked on.

In 2006, we obtained the bulk of our advertisements through the efforts of third parties that contract with advertisers seeking to advertise in their network of Websites, of which our Website is a part (“Monetization Partners”). Monetization Partners generally compensate us by paying us a portion of the revenue they earn from ads that appear on our Website. Two Monetization Partners, in the aggregate, accounted for approximately 79% of our 2006 total revenue: Google for approximately 65% and Shopping.com for approximately 14%.

In January 2005, we entered into an agreement with Google known as the “Google Services Agreement,” or the “GSA,” governing our participation in Google AdSense. Pursuant to the GSA, we display listings from Google's network of advertisers on Answers.com. There are two methods by which AdSense advertisements are generated on our Website:

•	AdSense for Search (or "AFS"); and

•	AdSense for Content (or "AFC").

The GSA, in effect, positions Google as our most significant Monetization Partner. In December 2005, we amended the GSA, among other purposes, in order to obtain Google’s permission to display image ads. In January 2006, we entered into a renewal of the GSA, thereby extending its term through January 2008 and improving our revenue-share percentage. Google is afforded the right to terminate the GSA with no advance notice with respect to breaches of specific provisions of the GSA such as:

•
A breach of certain prohibited actions by us including, among other things, (i) editing or modifying the order of search results, (ii) redirecting end users, producing or distributing any software that prevents the display of ads by Google, (iii) modifying, adapting or otherwise attempting to source code from Google technology, content, software and documentation, or (iv) engaging in any action or practice that reflects poorly on Google or otherwise disparages or devalues Google’s reputation or goodwill;

•	A breach of the grant of a license to us by Google of certain trade names, trademarks, service marks, logos, domain names and other distinctive brand features of Google;

•	A breach of the confidentiality provisions of the GSA;

•	A breach of the exclusivity provisions of the GSA; or

•	A material breach of the GSA more than two times irrespective of any cure to such breaches.

In addition to the GSA, we also benefit from a non-contractual, informal relationship, described earlier, pursuant to which Google currently links to our Web pages for definitions of certain words.

Beginning December 2006, following the acquisition of WikiAnswers, the GSA included www.faqfarm.com (today, wikianswers.com) and provides the exclusive monetization of WikiAnswers. As we further improve WikiAnswers and increase its user-base, we expect to complement its Google ads with other forms of monetization.

In May 2005, we entered into a transaction with Shopping.com, pursuant to which Answers.com’s end-users are provided access to Shopping.com’s detailed product catalogs online, allowing them to identify, research, compare, and purchase products as part of their search for information. Under the agreement, Shopping.com pays a revenue-share based on the number of clicks performed by end-users on our Shopping.com links. The term of the agreement automatically renews for successive 12-month terms, unless either party provides written notice of termination thirty (30) days prior to the expiration of any annual term. Except for a material breach of the agreement by either party, accompanied by a failure to cure such breach, neither party is afforded an early termination right within an annual term.

Other Strategy Elements

Other key elements of our strategy include the following:

Continue strengthening the Answers.com brand. To enhance public awareness of Answers.com and our other services and applications, we are pursuing a brand development strategy through public relations, product features that encourage word-of-mouth sharing, and active direct marketing to strategic target sectors. Our branding strategy centers on positioning us as the best information portal, showcasing aggregated, authoritative content on a vast, dynamic and growing collection of topics, alongside an up-and-coming Web 2.0 style platform for the creation of compelling user-contributed content. To date, we have received favorable reviews from numerous publications including The Wall Street Journal, Forbes and the Washington Post for our innovative approach and are seeing a significant increase in the number of journalists citing Answers.com as a source for data in their articles. Importantly, we believe that building our brand will not only increase traffic to Answers.com directly, but will also encourage users to select links to us when our topics appear in the search engines’ results pages. The goal of these marketing efforts is to increase direct traffic to Answers.com as well as search engine traffic and traffic directed from other sources and, ultimately, to increase revenues by monetizing the traffic through the display of advertising and other revenue producing elements.

Utilizing Monetization Partners in a manner that maximizes our revenue. In addition to Google and Shopping.com, we utilize the services of other Monetization Partners that mostly provide us with image ads that are served on Answers.com. There are many companies in the market that provide ad services similar to those provided by our current Monetization Partners, including Google and Shopping.com. Our strategy is to work with Monetization Partners that we believe maximize the average amount of revenue we earn per page view or query.

Increase our direct ad sales efforts. We believe that our foray into the world of direct advertising towards the end of 2006 will be the harbinger for continued successful relationships with the key ad agencies. By demonstrating the buying power of the millions of people who visit our Web properties each month, we expect increased advertising directly from agencies, online media buyers and various other advertisers versus through the ad networks, over the course of 2007 and beyond. We expect this effort to represent a primary driver of our future growth and monetization. In order to deliver on this plan, we expect to invest in additional hires to support our ad sales team.

Develop affiliate, co-branding and other traffic-driving partnerships and revenue-sharing arrangements with Websites and service providers. We believe that opportunities exist for partnering with other Websites and service providers that wish to enhance the user experience associated with their sites, which in turn will serve to extend our brand and increase our traffic and revenues. For example, we have entered into an agreement with The New York Times Company to provide our answer-based search services within their flagship Web property, NYTimes.com. Pursuant to other partnerships, our services are integrated into sites like Amazon's A9.com, The New York Public Libraries' homeworkNYC.org and others. In October 2006, we announced our first Web-based implementation of AnswerTips into CBSNews.com. Finally, we also contract with third-party Websites that send traffic to Answers.com as part of a revenue-sharing arrangement, such as Mozilla’s Firefox browser. We believe that these collaborations will increase traffic directed to Answers.com and other properties associated with our services, which in turn should increase our revenues. Financial arrangements may involve revenue based on, among others, development, hosting and maintenance fees paid from the partner in consideration for our services, query-dependent fees, or a split of ad revenue from ads displayed on either the partner’s site or our Web property.

Differentiate ourselves by developing technologically advanced products and services. Whether by developing technology in-house (e.g., our Find As You Type feature or improvements to our 1-Click Answers software), by acquiring other Websites (the WikiAnswers platform) or by the purchase of third-party software (e.g., the Brainboost Answer Engine, a natural language engine now integrated into Answers.com as further discussed below in this business section), we seek to create tools, methods and user experiences that set Answers.com apart from other content publishers.

Sales and Marketing

Direct to user. We attract users to our Websites primarily through press coverage, blog entries/reviews, links from other Websites (including sites that have contractually partnered with us and sites that link to Answers.com at their own initiative), trade shows, and both on-line and off-line advertising. The primary methods through which we intend to reach our target audience are:

•
Word of mouth marketing. We have seen ongoing success in distribution when fans of our services speak of their experiences using our information portal services with friends, colleagues, family, and others. While this trend seems to transpire on its own, we work to encourage the practice by adding features that make it simple to link to us or send an e-mail with information about the site, by targeting bloggers, and by working with computer user groups and newsletter publishers, all of whom share new technologies with constituents.

•
Special Features: AnswerTips. We recently began offering our latest webmaster tool, AnswerTips, to Websites and blogs. AnswerTips, easily implemented on a blog or site simply by adding several lines of Javascript on a Web page, enables readers to click on a word or words to produce an information bubble that offers definitions, biographies, historical background, maps and countless other types of relevant information on any word or phrase clicked. Activation of the feature by sites and blogs is expected to increase the visibility of the Answers.com brand as well as attract users to our Website.

•
Public Relations. We have received multiple favorable reviews from numerous publications including USA Today, The Washington Post, The Wall Street Journal, Forbes and PC Magazine and plan on continuing our public relations efforts. We seek to attain coverage in publications, large and small.

•
Advertising. We modestly engage in print advertising, including posters, magazine ads and other forms of direct and general marketing. We also work to list our 1-Click Answers software on shareware and freeware sites.

Advertisers. In addition to our marketing of Answers.com to users of the Internet, we seek to market the site to an equally important audience, the advertisers. This constituency, together with the ad agencies and media buyers, are constantly in search of appropriate online real estate to run their ads. Our in-house Ad Sales team, headed by our Vice-President of Advertising Sales, is actively engaged in marketing Answers.com to top tier agencies, media buyers and other advertisers, along with a marketing consultant we have retained.

Content Providers and Hosting Services

Scope and quality of content. Answers.com’s collection of four million topics is drawn from over 120 licensed titles from publishers, including, Houghton Mifflin Riverdeep Group PLC, Barron's, Encyclopedia Britannica, All Media Guide and others; community-contributed articles from Wikipedia; and original articles written by Answers.com's editorial team. Our services offer users access to numerous topics, including:

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

Content License Agreements. We license content provided in our information portal services pursuant to written agreements with recognized publishers of information, including, but not limited to, Houghton Mifflin Riverdeep Group PLC (dictionaries and glossaries), Thomson-Gale (expansive specialized encyclopedias), Columbia University Press (general concise encyclopedia), All Media Guide (movie reviews, actors, musical information and popular artists bios) and Dow Jones MarketWatch (financial information). These agreements are generally for fixed periods, mostly ranging from one year and more, renewable by consent of the parties, and entitle us to provide the licensed information to our end users through our services in return for a fixed amount payable over the life of the agreement, either in a lump some up front or payable over the course of a fixed schedule, either monthly, quarterly or annually.

Content Expansion. Our information portal services also include content we license at no cost, content publicly available from the Web and content we develop and author independently. We are increasingly looking to license and make available content that is either not or minimally available elsewhere on the Internet. Finally, Answers.com now includes content from our dynamic user-contributed Q&A site, WikiAnswers, as well as "Answers from the Web" - snippets of content our answer engine scans and draws from the Web, similar to the function of search engines, in response to queries presented in natural language form.

Web Hosting. We primarily outsource our Web hosting to Data Return LLC. Data Return LLC operates and manages our servers in multiple data centers. The servers operate our proprietary software and host the tools and databases required to maintain our consolidated information sources. Our site architecture is globally load balanced among multiple data centers to provide a fully redundant system. The servers receive a user’s query, analyze the query for the best possible match and return a properly formatted result.  We anticipate that we have the ability to add server capacity and Internet bandwidth as required by our growth in traffic. Our agreement with Data Return, effective November 9, 2004, will continue through the latest date that any Statement of Work issued pursuant to the agreement is in effect. Web hosting services are generally available from multiple sources, and we believe that we can replace Data Return if they can no longer supply Web hosting services to us on acceptable terms. Other Web properties operated by Answers.com are hosted on smaller dedicated managed servers from two different hosting companies that specialize in hosting cost-effective dedicated servers. All of these agreements are month-to-month, and, should we deem it necessary, we are afforded the right to change providers at any time.

Research and Development

We devote a substantial portion of our resources to inventing and developing new products and services, maintaining and enhancing existing products and services, expanding and improving our fundamental technology and strengthening our technological expertise. In fiscal years 2005 and 2006, we spent approximately $2.2 million and $5.9 million, respectively, on research and development of our products and services. Our engineering and production teams are located in our Jerusalem, Israel development facility, with additional production support provided from our office in New York City. We have developed our technology internally, acquired it or licensed it from an outside vendor.

BrainboostTM

On December 6, 2005, we announced our acquisition of Brainboost Technology, LLC, a Delaware limited liability company. We have since dissolved Brainboost Technology, LLC, and its assets are in our direct possession. As a result of such acquisition, we took title to and possession of those certain assets owned by Brainboost, chiefly, the software and all intellectual property rights associated with a proprietary innovation known as the "Brainboost Answer Engine," a cutting-edge Artificial Intelligence technology targeting natural language search on the Internet.

The Brainboost Answer Engine is intended to complement the existing technology that powers Answers.com. Initially released in beta in July 2006 as "Answers from the Web" and subsequently and continuously enhanced, Brainboost extends Answers.com's abilities beyond our established strengths of integrated encyclopedias, dictionaries, thesauri and almanacs. In addition to looking up one of Answers.com's 4 million topics, a user may now obtain responses from the Web to intuitive and succinct English-language questions, such as:

•	"When did the Cardinals win the World Series?"

•	"When did New Jersey become a state?"

•	"Why did dinosaurs become extinct?"

•	"Who wrote the Wind in the Willows?"

The product scours digital content on the Web and then ranks candidate answers heuristically, based on its proprietary AnswerRankTM technology, and displays the most likely results.

In connection with the Brainboost acquisition, we entered into an employment agreement with Assaf Rozenblatt, the developer of the Brainboost Answer Engine. Between December 2005 and December 2006, Mr. Rozenblatt served as our Director of Natural Language Research and managed the integration of the Brainboost technology within our systems and proprietary services.

WikiAnswers

On November 2, 2006, we acquired a dynamic questions and answers Website collaboratively written and edited by its community of users. As part of the acquisition, we obtained the domain names www.faqfarm.com and www.wikianswers.com, together with numerous other domains, a software package necessary and currently utilized for the operation of the Website, certain trade names, trademarks and other related intellectual property rights, certain databases of questions and answers and the goodwill associated with the Web property. Since the acquisition, we have re-branded the product's name to WikiAnswers, and the site is available at wikianswers.com.

WikiAnswers provides a Q&A platform for a community of people asking and collaboratively improving answers to everyday questions. This unique Q&A platform is clearly differentiated from other popular Q&A sites, such as Yahoo! Answers, which simply facilitate a forum where users can ask and answer questions (often repeating the same question in many different ways), but cannot improve upon or edit the questions or answers. WikiAnswers’ approach, however, allows the community to transform each question and answer contributed by a user into its own "wiki," a collaborative Answer Page that can be improved upon by others in the community. In this manner, good answers can become great answers over time; related questions can be merged or physically associated with each other; and ultimately, the community user-experience is enhanced.

There are virtually an unlimited number of questions that can be answered, since they draw upon user knowledge. Additionally, we benefit from an irrevocable, perpetual royalty-free, worldwide license from community users to use the content created on WikiAnswers. Furthermore, the WikiAnswers content is mostly unique and non-duplicative, which as mentioned above, is highly valued by search engines. We intend to upgrade the design and usability of WikiAnswers to make it simpler, more engaging and more user-friendly, all with the goal of encouraging participation. While the integrity of entries on any community-based site is far from perfect, we believe that the community of editors and supervisors on WikiAnswers will drive the dissemination of trusted information on their pet topics. Therefore, over time, we expect quality to improve.

Mr. Chris Whitten, the entrepreneur behind WikiAnswers, has joined our team as Director of WikiAnswers and will lead efforts to grow information resources through the community-driven questions and answers platform.

Our objective for WikiAnswers is twofold: First, we aim to turn it into a dynamic, multi-disciplinary resource for users to share knowledge on similar areas of interest, thus adding a compelling facet to our overall offering as an information portal. Second, we aim to leverage the potential of the network effect discussed above (WikiAnswers and User-Contributed Content) and strategically rely on WikiAnswers as a content creation source.

Competition

As providers of unique services, we differentiate ourselves in the information-retrieval space. Nevertheless, we face formidable competition in every aspect of our business from numerous Websites, including vertical content publishers, Q&A sites and other companies that seek to connect users with information on the Web. We operate in the market for Internet products and services, which is highly competitive and characterized by rapid change, converging technologies and increased competition from companies offering information integrated into other products and media properties. Our ability to compete depends on numerous factors, many of which are outside our control. Some of our current and potential competitors, such as Wikipedia, Dictionary.com, TheFreeDictionary.com, Yahoo! Answers, Askville, and Answerbag may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Therefore, they may be able to devote greater resources to the development and promotion of their services than we can to ours. Our competitors may develop products and services that are equal or superior to ours or that achieve greater market acceptance. Many of our competitors offer a wider range of products than we do, which could attract our users to competitive sites and, consequently, result in less traffic to our Websites and reduced advertising-generated revenues.

Search engines can also be viewed as potential competitors. As an information portal, we strive to attract as many users as possible to our online services. When people use search engines as their means of locating information on the Web and if they are not directed by the search engines to our AnswerPages, we lose traffic. In addition, search engines are constantly adding new products and features aimed at providing users with better, more pin-pointed information, including Q&A functionalities similar to those offered by our services. For example, several search engines, including Google, have begun placing snippets of useful answers at the top of their pages. At the same time, search engines are also the major providers of query traffic to Answers.com. When our AnswerPages rank highly or poorly in their algorithmic ranking systems it significantly impacts our user traffic. We also partner with several search engines in their capacity as Monetization Partners. In this sense, we are in co-opetition with the search engines.

Our competitive edge resides in providing our users with comprehensive information from multiple sources integrated into a single AnswerPage. Other content sites will often display information from a single source. Our unification and integration of multiple content providers is a differentiated feature and one of our most important advantages, which enhances the user-experience. We compete with online reference sites and one-click information access software providers by aggregating significant amounts of content from disparate sources to be made available to our users.

We seek to generate advertising revenues through pay-per-click or pay-per-impression text or graphical advertising or other advertising. We attract users with our services, which is useful and differentiated enough to generate significant query traffic. Once people are using our information portal and viewing the topics it presents, we have the opportunity to furnish relevant sponsored links and other forms of advertising. Our ability to compete for advertising revenue will greatly depend on the degree of success we will have in increasing the number of users who utilize our services and view our AnswerPages and in our ability to properly segment and sell advertisements on such pages.

Regulation of the Internet

The manner in which existing laws regulate the Internet, in general, and how they relate to our business in particular, is unclear or unsettled in certain cases. Such uncertainty may arise under existing laws regulating matters, including user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services and intellectual property ownership and infringement.

Nevertheless, to resolve some of the current legal uncertainty, we expect the courts to interpret these laws and regulations and any such court rulings may be applicable to our activities. Such rulings could generally dampen the growth in use of the Internet and could potentially expose us to substantial liability, including significant expenses necessary to comply with applicable laws and regulations.

Several fairly recent U.S. federal laws that could have an impact on our business include the following, among others:

•
The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third-party Websites that include materials that infringe copyrights or other rights of others.

•	Portions of the Communications Decency Act are intended to provide statutory protections to online service providers who distribute third party content.

•
The Children’s Online Protection Act (COPA), the Children’s Online Privacy Protection Act (COPPA) and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act, are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors.

•	The Protection of Children From Sexual Predators Act requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

•	The CAN-SPAM Act is intended to regulate spam and create criminal penalties for unmarked sexually-oriented material and emails containing fraudulent headers.

Likewise, other laws could have an impact on our business. Under the U.K. Data Protection Act and the European Union Data Protection Directive, a failure to ensure that personal information is accurate and secure or a transfer of personal information to a country without adequate privacy protections could result in criminal or civil penalties. Such legislation may impose significant additional costs on our business or subject us to additional liabilities.

We post our privacy policy and practices concerning the use and disclosure of user data on our Websites. Any failure by us to comply with our posted privacy policy, U.S. Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies, that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the European Union, as well as before the United States Congress and various state legislative bodies, regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business operations. For example, decreases in usage of our services could be caused by, among other possible provisions, the required use of disclaimers or other requirements before users can utilize our services.

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

We may be subject to legal liability for specific types of online services we provide. We direct users to a wide variety of services that enable individuals to exchange information, conduct business and engage in various online activities on an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Claims may be threatened against us for aiding and abetting defamation, negligence, copyright or trademark infringement, or other theories based on the nature of information which we display or to which we provide links or that may be posted online.

Intellectual Property

We regard our domain names, patents, trademarks, copyrights, trade dress, trade secrets, proprietary technologies and similar intellectual property as critical to our success, and we rely on patent, trademark and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights.

The United States Patent and Trademark Office has granted us three United States patents; the Israeli Patent Office has granted us one patent, which corresponds to the first U.S. patent referenced in the table below. We have two patents pending in the United States, one of which has been recently filed for the protection of the technology underlying the Brainboost Answer Engine.

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
This patent claims a method by which a user can use the keyboard and mouse in combination to mark a word on a computer screen, disambiguate such word based on context indicators in the document and retrieve information from a remote server relating to the meaning of the word marked.

The status of any patent involves complex legal and factual questions, and the breadth of claims allowed is uncertain. Accordingly, we cannot assure you that any patent application filed by us will result in a patent being issued or that our issued patents, and any patents that may be issued in the future, will afford adequate protection against competitors with similar technology. We similarly face the risk that any patents issued to us might be infringed or designed around by others.

While we rely on patent and other intellectual property laws to protect our technology, we also believe that factors such as the technological and creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance are essential to establishing and maintaining our market position. We enter into confidentiality agreements, as appropriate, with our employees, consultants and business partners, and otherwise seek to control access to, and distribution of, our proprietary information. These measures, however, afford only limited protection. There is no guarantee that these safeguards will protect our technology and other valuable competitive information from being used by competitors.

We have applied for, or have been assigned by third parties, numerous domain names and have filed applications for a number of trademarks by U.S. governmental authorities.

From time to time in the ordinary course of business, we have been, and we expect to continue to be, subject to claims of alleged infringement of copyrights, trademarks and other intellectual property rights of third parties. These claims and any resultant litigation, should it occur, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims, unless we are able to enter into license agreements with the third parties making these claims.

Seasonality

Our results of operations have historically been affected by seasonal patterns in both Internet usage and advertising. Many people reduce their activities on the Internet with the onset of good weather during the summer months, national holidays and higher education breaks. Additionally, advertising tends to be seasonal throughout the year. For example, the fourth quarter is traditionally a higher revenue quarter due to heightened advertising spend.

Employees

At December 31, 2006, we had 66 employees, of which 53 are full-time employees and 13 are part-time employees. As of such date, 55 employees were located in our office in Jerusalem, Israel and 11 employees were based in our New York City office. None of our employees are subject to a collective bargaining agreement, and we consider our employee relations to be satisfactory.

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

Taxable income of a company derived from an Approved Enterprise is subject to tax at the maximum rate of 25%, rather than the rate of 31% (the rate in effect during 2006), for the benefit period. This period is ordinarily 7 years, beginning with the year in which the Approved Enterprise first generates taxable income, and is limited to 12 years from when production begins or 14 years from the date of approval, whichever is earlier. A company owning an Approved Enterprise may elect to receive an alternative package of benefits, which allows the company to receive tax exemptions rather than grants. Under the alternative package, the company’s undistributed income derived from an Approved Enterprise will be exempt from tax for a period of between 2 and 10 years from the first year of taxable income, depending on the geographic location of the Approved Enterprise within Israel, and the company will be eligible for the tax benefits under the law for the remainder of the benefit period.

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

Our Israeli subsidiary, GuruNet Israel Ltd., currently has two capital investment programs, both of which were granted Approved Enterprise status. Qualifying income arising from our Approved Enterprise is tax-free in Israel under the alternative package of benefits described above and entitled to reduced tax rates based on the level of foreign ownership for a period of 10 years from the first year in which our Israeli subsidiary generates taxable income from such Approved Enterprise, but not later than certain specified periods. We have begun to generate taxable income for purposes of this law, and we have utilized these tax benefits beginning in 2000. The law also provides that an Approved Enterprise is entitled to accelerated depreciation on its property and equipment that are included in an approved investment program.

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

Available Information

We make available free of charge through our Website, http://ir.answers.com, our Securities and Exchange Commission, or SEC, filings, including our annual report on Form 10-KSB, quarterly reports on Form 10-QSB (and Form 10-Q commencing Q1 2007), current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

We were incorporated as a Texas corporation in December 1998 and reorganized as a Delaware corporation in April 1999. In October 2005, we changed our name from GuruNet Corporation to Answers Corporation. Our principal executive office is located at Jerusalem Technology Park, the Tower, Jerusalem 91481 Israel; our telephone number is +972 649-5000 and our fax number is +972 649-5001. Our U.S. office is located at 237 West 35th Street, Suite 1101, New York, NY 10001 and our telephone and fax numbers at this location are 646-502-4777 and 646-502-4778, respectively. Our corporate Website is located at www.answers.com. Information contained in our Website is not incorporated by reference into this annual report.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters and research and development facility is located on the entire 7th floor of the Tower (Building 2), Jerusalem Technology Park, P.O. Box 48253, Jerusalem 91481, Israel in approximately 1,000 square meters of space, occupied under a 5-year lease with a monthly rental rate of approximately $11,000 during the first year of its term and approximately $15,000 for the last 4 years of its term. The lease will expire in July 2010, with an option to extend the term for an additional 5 years.

Our New York office, which serves as our U.S. headquarters for investor relations, sales, marketing and business development operations, is located at 237 West 35th Street, Suite 1101, New York, NY 10001 and occupies a portion of floor 11 at this location. The lease for these premises commenced in May 2005 and will expire in June 2010, and, according to its terms, the average base rent for the offices during the first year is approximately $66,000 per annum, gradually increasing to approximately $74,000 per annum for the final year.

We believe that we may require additional space for our expanding operations, both in Israel and New York, before the expiration of these leases. We believe that there is suitable space available in the local markets (although for the New York office, possibly not in our current facilities) at reasonable rates that is available to us if we need expansion space prior to the end of our leases.

ITEM 3. LEGAL PPOCEEDINGS

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

On September 28, 2005, the Court accepted the named defendants’ motion and ordered Tover to re-file his statement of claim for lack of facts substantiating his claims and for lack of clarity in describing the damages sought. On December 6, 2005 Tover filed his amended statement of claim, in which he raised the amount of damages sought to $70,000, in addition to aforementioned declaratory redress pertaining to future commissions and stock options. The named defendants completely reject the validity of Tover’s claims and on February 1, 2006, filed a joint statement of defense together with a motion to dismiss the amended statement of claim on the grounds that Tover did not pay the full Court fees and for lack of cause. Following a March 5, 2006 pre-trial hearing, the Court recommended that we explore the possibility of resolving the dispute through mediation. We are currently in the process of negotiating an out-of-court settlement of Tover's claims.

Babylon

On March 8, 2006, we submitted a statement of claim with the Tel-Aviv District Court against Babylon Ltd., for infringement of Israel Patent Number 121,457. The remedies sought were damages in the sum of NIS 1,000,000 (approximately $210,000), an accounting of Babylon Ltd.'s financial benefit from the infringement and an injunction. Pursuant to our November 30th, 2006 motion to withdraw the infringement claim, without prejudice, the court handed down its December 4th, 2006 decision dismissing the lawsuit, without prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted on the Nasdaq Global Market under the symbol “ANSW” since August 2, 2005. Prior to such date, our common stock was traded on the American Stock Exchange, under the symbol GRU, between October 13, 2004 and August 1, 2005. Prior to October 13, 2004, there was no established market for our shares.

The following table sets forth the high and low reported sales prices for our common stock for the fiscal years ended December 31, 2005 and 2006. For the period January 1, 2005 through August 1, 2005, the prices represent the range of high and low closing sale prices for our common stock as reported by the American Stock Exchange; and for the period August 2, 2005 through December 31, 2006, the prices represent the range of high and low closing sale prices for our common stock as quoted on the Nasdaq Global Market.

	High	Low
Year ended December 31, 2005
First quarter	$26.45	$7.62
Second quarter	$22.45	$11.50
Third quarter	$15.85	$11.10
Fourth quarter	$13.12	$9.19

Year ended December 31, 2006
First quarter	$14.49	$9.98
Second quarter	$12.51	$8.91
Third quarter	$11.28	$8.37
Fourth quarter	$17.24	$10.39

The closing price of our common stock as reported by the Nasdaq Global Market on March 16, 2007 was $13.01 per share.

Number of Stockholders

As of March 12, 2007, there were 46 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any cash dividends to the holders of our common stock, and we do not expect to pay any such cash dividends in the foreseeable future as we expect to retain our future earnings for use in operation and expansion of our business.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2006 with respect to our equity compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

	No. of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans
approved by security holders	1,904,844	$10.80	401,853
Equity compensation plans not
approved by security holders	1,193,414	$15.79	-
Total	3,098,258		401,853

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion should be read in conjunction with the financial statements and the notes to those statements included elsewhere in this filing. This discussion includes forward-looking statements that involve risks and uncertainties, including the risks identified on pages 31-39 below. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

Our flagship Web property, launched in January 2005, Answers.comTM, is an online answer-based information portal that provides users with answers covering millions of topics. At our core, we are an aggregator and publisher of rich content spanning such categories as health, finance, entertainment, business and much more. Our technology aggregates and presents targeted information from disparate sources and delivers results to users’ queries in a single consolidated view - a unified snapshot of content from a multitude of sources. Our topic library contains over 120 reference titles, many from brand-name publishers. Additionally, we offer "1-Click Answers" - a software tool that facilitates more efficient access to Answers.com by allowing users working in almost any application, such as e-mail, spreadsheet or word processing to click on a word or phrase within a document and access Answers.com’s online library via an instant, pop-up AnswerTip information bubble. Our common stock is listed on the Nasdaq Global Market under the symbol "ANSW".

Prior to January 2005, we sold subscriptions to our reference-based product, GuruNet. Since the launch of Answers.com in January 2005, we have ceased offering new subscriptions to GuruNet and as of February 2007, we terminated the GuruNet service.

In addition to Answers.com, we own and operate WikiAnswersTM (accessible at www.wikianswers.com), a Web property designed to serve a community of people asking and collaboratively improving answers to everyday questions. WikiAnswers, formerly known as FAQ Farm, was acquired in November 2006.

Answers.com Traffic, Monetization and Licensing of Answers Services

Our revenue is primarily driven by the query traffic generated by Answers.com and our ability to effectively monetize that traffic. Our current traffic primarily originates from:

•	Search engines (most of which is currently provided by Google): When our pages rank very high in the search engines’ algorithmic systems, Answers.com results are more likely to be accessed by users;

•
Google’s definition link : Our informal, non-contractual relationship, pursuant to which Google currently links to our pages for definitions based on a list of trigger words we have provided Google; and

•	Answers.com direct users: Users visiting our site directly via “1-Click Answers” or AnswerTips.

Our primary revenue model for Answers.com traffic is based on advertising. Our ad revenue is earned from performance-based ads, whereby we earn revenue based on number of clicks associated with such ads (e.g., sponsored links), and pay-per-impression advertising, whereby revenues are derived from the display of ads (e.g., graphic display ads). Prior to the fourth quarter of 2006, it was generally our practice not to contract directly with advertisers, but rather, obtain advertisements through the efforts of third parties that contract with advertisers seeking to advertise in their network of Web sites, including our Web sites. We refer to such third parties as “Monetization Partners.” Monetization Partners generally compensate us by paying Answers a portion of the revenue they earn from advertisers for our provision of promotional space on our Web sites. In late August 2006, we hired a Vice President of Advertising Sales tasked with developing direct ad sales capabilities within our organization, and commencing Q4 2006, ad revenue from direct ad sales have become a more significant part of our ad revenue. We expect this trend to significantly increase in 2007.

The more users to whom we expose and deliver our answer-based search services results, the more traffic and revenues we can potentially earn. Since a great deal of our traffic originates from search engines, we expend considerable resources on improving and optimizing the volume of this traffic. The industry commonly refers to such efforts as "Search Engine Optimization," or "SEO." Answers.com is presently an SEO-intensive Web property, as most of its traffic originates from search engine search results. We also continuously invest in improving our visitors’ user experience. This leads potentially to increased pages per visit ("stickiness") and improved return visits ("user-retention"). Finally, we approach third-party sites and incentivize them for traffic they send to Answers.com or co-branded sub-domains of Answers.com. The fees we pay to such partners are calculated based upon a percentage of the revenue we earn from such traffic.

We also earn revenues from partners that pay us for providing them with our answer-based services that they then use in their own products, via co-branded Web pages. These arrangements are based on various formulas, including a percentage of the revenues they earn by delivering our services to their users, fees based on the number of user queries, and fixed periodic fees.

Acquisition of Brainboost Answer Engine

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

The BAE delivers answers to end-user generated natural language questions by identifying pages on the Web that contain sentences or phrases that appear to answer such specific questions. In June 2006, we completed our initial beta integration of the BAE into Answers.com as “Answers from the Web.” It is our plan to further develop the technology through enhancements to its accuracy, range and speed.

Acquisition of WikiAnswers (formerly FAQ Farm) and Related Assets

On November 2, 2006, we entered into a purchase agreement with Interesting.com, Inc. (the “Seller”) and Chris Whitten, the sole shareholder of the Seller, pursuant to which we acquired from the Seller for an aggregate of $2,000,000 in cash, the domain name and Web property known as www.faqfarm.com and www.wikianswers.com, a questions and answers Website collaboratively written and edited by its community of users.  As part of the acquisition, we also purchased certain other assets, including, software utilized for the operation of the Website, other domain names, certain trade names, trademarks and other related intellectual property rights, certain databases of questions and answers accumulated to date by the Website and the goodwill associated with the Website. Since the acquisition, we have re-branded the product's name to WikiAnswers, and the site is presently available at wikianswers.com. This Web property will be referred to as "WikiAnswers" in the remainder of this Management's Discussion and Analysis.

Results of Operations

Revenues

Revenues in 2006 increased by $4,976 thousand, or 242%, compared to 2005. The table below sets forth the composite details of our revenues for these periods (in thousands):

	2006	2005

Advertising Revenue	$6,817	$1,771
Answers Services Licensing	187	110
Subscriptions	25	172

	$7,029	$2,053

Advertising Revenues and Monetization

Our advertising revenue is a function of various factors, the most basic of which is the level of our traffic or queries on our Web properties, answers.com and wikianswers.com, and how effectively we monetize such traffic. We gauge the effectiveness of our monetization efforts and trends by measuring our revenue per one thousand queries, or RPM. Our objective is to increase both traffic and RPMs in a manner that values the critical impact that each has on the outcome of our advertising revenue. We need to increase our RPMs while ensuring that we do not alienate our current and potential users and partners.

Naturally, we are interested in causing users to experience longer visits and perform more queries once they discover our sites. This is what we refer to as increasing "stickiness." Additionally, our objective is to satisfy our users and increase their brand awareness so as to cause them to access our sites directly and become loyal, regular users. This is what we refer to as "user-retention." Our efforts and resources invested in increasing stickiness and user-retention are manifested by our constant and continuous development of our sites via new features, enhanced user interface and newly added content.

Our Answers.com average daily queries and RPMs have grown significantly since our launch in January 2005, as follows:

	Average Daily Queries	Advertising Revenues (thousands)	RPM

Q-1 2005	900,000	$107	$1.32
Q-2 2005	1,780,000	$357	$2.20
Q-3 2005	1,770,000	$500	$3.07
Q-4 2005	2,100,000	$807	$4.18
Q-1 2006	2,590,000	$1,090	$4.67
Q-2 2006	2,690,000	$1,457	$5.95
Q-3 2006	3,020,000	$1,810	$6.48
Q-4 2006	3,850,000	$2,400	$6.77

In 2006, our Answers.com RPMs rose due to the implementation of various optimization methods, including, changes to Answers.com's design, changes of color, background, placement and number of textual ads displayed on our Answers.com Web pages, increasing the size and number of display ads per page, adding or switching Monetization Partners, increases in the revenue-share percentage offered by Monetization Partners, the types of ads we introduced, the type of content displayed and the introduction of direct ad sales toward the end of 2006. We plan to continue focusing on optimizing our monetization, utilizing and expanding on many of the techniques we’ve used in the past, however, going forward, we believe that the factor that is most likely to improve our RPMs is selling ads directly through our own sales force alongside the continued use of Monetization Partners. As noted earlier, our direct ad sales commenced in Q4 2006. Prior to such time, practically all of our ad revenue was derived through the efforts of Monetization Partners. Ad revenue from the efforts of our direct ad sales force, in Q4 2006, amounted to $291 thousand. Approximately $240 thousand of such amount was earned from one large customer who ran a campaign during the month of December.

While we receive monetization services from various Monetization Partners, two of the providers, Google and Shopping.com, accounted for approximately 65% and 14%, respectively, of our total revenue in 2006. In addition to Google and Shopping.com, we utilize the services of other Monetization Partners that provide us with ads that are served on Answers.com. There are many companies in the market that provide Internet ad services similar to those provided by our own Monetization Partners, including Google and Shopping.com. Thus, while Google and Shopping.com contributed most of our revenue in 2006, we do not feel that our ad revenue strategy is dependent on any one provider. Our strategy is to work with Monetization Partners that we believe maximize the average amount of revenue we earn per page view. Nevertheless, the loss of Google as a Monetization Partner would have an adverse impact on our financial condition, as we may not succeed in receiving terms and ad services as favorable as those provided under our agreement with Google (see discussion under "Risk Factors" below).

Approximately $155 thousand of the Answers.com advertising revenues generated during 2006 resulted from traffic partners, such as Mozilla Corporation, the owner of the Mozilla Firefox Web property, sent us. We incurred fees to those partners of approximately $68 thousand for such traffic. Such amount is reflected in cost of goods sold, and we refer to this as traffic acquisition costs. Advertising revenues from traffic that partners sent to us in 2005 was immaterial.

Subscription Revenue

Prior to December 2003, we sold lifetime subscriptions to GuruNet, generally for approximately $40. In December 2003, we decided to alter our pricing model and moved to an annual subscription model, generally, approximately $30 per year. We have not sold subscriptions since January 2005.

Subscription Revenue in 2006 and 2005 relates to fixed-term subscriptions we sold prior to January 2005, and revenues from which had been deferred. Additionally, as of December 31, 2006, we have approximately $425 thousand of long-term deferred revenues, relating to subscriptions, which had no defined term, which we sold in 2003. On February 2, 2007, in accordance with our rights under the agreements we entered into with such subscribers, we terminated the GuruNet service and thereby extinguished our service obligation to such subscribers. Thus, we will recognize the $425 thousand previously deferred as revenue in Q1 2007.

Cost of Revenues

Cost of revenues is comprised almost entirely of fees to third party providers of content, Web search service fees, ad serving fees, amortization of the cost of acquired software used in our products, data center costs (including depreciation of information technology assets), traffic acquisition costs (contractual revenue sharing fees to various Web site operators for visitors directed to Answers.com or co-branded sub-domains of Answers.com), as well as the salaries, benefits, travel and overhead costs relating to personnel who are responsible for content editing and integration, production operations and customer support.

Cost of revenues in 2006 was $3,406 thousand compared to $1,158 thousand in 2005, a net increase of $2,248 thousand or 194%. This net increase was partially due to certain expenses we incurred in 2006 that we did not experience in the prior year, as well as increases in certain expenses. During 2006, we incurred $893 thousand of amortization resulting from the acquisition of the BAE; $22 thousand of amortization resulting from the acquisition of WikiAnswers and related intangible assets; stock-based compensation of $127 thousand as a result of adopting SFAS 123R; and traffic acquisition costs of $68 thousand. We did not incur similar costs in the same period of 2005. The remaining net increase in costs was due mostly to increases in compensation costs (excluding stock-based compensation) of $298 thousand as a result of staffing additions in our production operations, content and customer support departments, and 2006 salary increases; increases in data center costs (including depreciation of information technology assets) required to manage more Internet traffic of $348 thousand; increase in fees we pay Google for Web search services they provide to us of $45 thousand; increases in content licensing costs of $234 thousand; and increases in overhead costs of $110 thousand.

Research and Development Expenses

The salaries, benefits, travel and overhead costs of personnel conducting research and development of our products and services, and consulting costs, comprise almost all of our research and development expenses. In 2006, the research and development team worked on development projects related mostly to user interface improvements, enhanced product functionality, and other development related to increasing traffic, monetization and site retention. In addition, the team continued to work on projects to ensure increased scalability and performance.

Research and development expenses in 2006 were $5,865 thousand compared to $2,190 thousand in 2005, a net increase of $3,675 thousand or 168%. The net increase is due, primarily, to compensation charges resulting from the acquisition of Brainboost Technology, LLC, discussed below, and increases in compensation-related expenses, excluding stock-based compensation, of approximately $688 thousand, due to growth in our research and development team including the addition of a Director of Natural Language Research (developer of the BAE) and January 2006 salary increases. Additionally, as a result of adopting SFAS 123R, stock-based compensation attributable to research and development activities in 2006 was $341 thousand compared to $32 thousand in 2005.

In December 2005, we purchased Brainboost Technology, LLC for $4 million in cash and 439,000 shares of restricted stock. A portion of the purchase price was deemed to be compensation for services to be performed by one of the principals of the seller over the six-month period ending May 31, 2006. Under the terms of the Brainboost purchase, 50% and 25% of the shares of restricted stock were held in escrow for 3 and 6 months after the purchase date, respectively, and release from escrow was contingent upon our continued employment of one of the principals of the general partnership that formerly owned Brainboost Technology, LLC, an expert in artificial intelligence and natural language search technology. Because the escrow criteria were met, such shares were released from escrow, as scheduled, on March 1, 2006 and June 1, 2006. The value of such shares, of approximately $4.2 million, was charged to compensation expense, on a straight-line basis, over the requisite six-month employment commitment period. As a result, we recorded $3,489 thousand and $698 thousand of compensation expense, in Research and Development, in 2006 and 2005, respectively.

Sales and Marketing Expenses

The salaries, benefits, travel and overhead costs of sales and marketing, and product management personnel, marketing consulting, public relations and marketing services and advertising and promotional costs, comprise almost all of sales and marketing expenses.

Sales and marketing expenses in 2006 were $3,253 thousand compared to $1,818 thousand in 2005, a net increase of $1,435 thousand or 79%. The net increase is due to a number of factors. Compensation-related expenses, excluding stock-based compensation rose $840 thousand, from $634 thousand to $1,474 thousand, primarily due to growth in our sales and marketing team. During the course of 2006, the sales and marketing department grew to 18 persons, an increase of 7 employees, including the Vice President of Ad Sales, an ad sales manager and a business development manager. Additionally, as a result of adopting SFAS 123R, stock-based compensation in 2006 was $676 thousand compared to $1 thousand in 2005. Additionally, other marketing-related expenses, including travel, third-party marketing services and an accrual relating to a lawsuit from a former marketing employee rose, in aggregate $237 thousand and overhead rose $113 thousand. The aforementioned increases were offset, to some extent, by a decreased advertising and promotion of approximately $140 thousand and the non-recurrence, in 2006, of two expenses that took place in 2005. In 2005, we incurred approximately $248 thousand in consulting costs, including $213 thousand that was stock-based compensation, relating to a strategic consultant who assisted us in formulating our product and marketing strategy, and we incurred $35 thousand in recruiting fees.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, benefits and travel costs for financial, legal and administrative personnel, overhead, insurance fees, fees for professional services, including investor relations, legal, accounting and other consulting fees, investment banking fees, and other general corporate expenses. Overhead costs consist primarily of rent, telecommunications, utilities and depreciation expenses.

General and administrative expenses in 2006 were $3,385 thousand compared to $3,404 thousand in 2005, a net decrease of $19 thousand or 1%. The small net decrease is comprised of many individual line expenses that increased and decreased significantly, the most significant of which follow:

•
On January 20, 2005, we entered into an agreement with an investment-banking firm, which also acted as one of the underwriters of our IPO in October 2004, to provide general financial advisory and investment banking services for a minimum term of six months. Further, upon signing of the contract, the underwriter received fully vested warrants to acquire 100,000 shares of our Common Stock at an exercise price of $11.00. This agreement was terminated in September 2005. As a result of this agreement, in 2005, we recorded $50 thousand of cash compensation, and $577 thousand in stock-based compensation, which represents the amortization of the fair value of the warrants on the date of their issuance, over the minimum term of the agreement. This expense did not recur in 2006.

•
In December 2004, we entered into an agreement with an investor relations firm pursuant to which we incurred $100 thousand of fees over a one-year period for investor relations services. Additionally, pursuant to the agreement, in March 2005, we issued 7,800 shares of common stock to such firm. As a result of this agreement, in 2005, we recorded $97 thousand of cash compensation, and $151 thousand in stock-based compensation, which represents the amortization of the fair value of the stock on the date of its issuance, over the expected life of the agreement. This agreement was renewed for an additional year, at $8 thousand per month, with no stock component; therefore there was no recurrence of stock-based compensation to our investor relations firm in 2006. In December 2006, we terminated our agreement with the aforesaid investor relations firm.

•
In 2006, employee compensation, excluding stock-based compensation, rose by $339 thousand, due to increases in the number of employees in the general and administrative department and January 2006 salary increases. Additionally, as a result of adopting SFAS 123R, stock-based employee compensation rose to $665 thousand in 2006, compared to $94 thousand in 2005.

•
Other general and administrative expenses dropped, in aggregate, approximately $200 thousand. The two largest fluctuations were legal expenses, which decreased by $207 thousand, and accounting expenses, which increased by $133 thousand.

Interest Income, Net

Interest income, net, in 2006 and 2005, was $553 thousand and $555 thousand, respectively. Although our average cash balances during 2006 were significantly lower compared to the average cash balances during 2005, Interest Income, net, in 2006 stayed almost the same due to higher short-term interest rates.

Other Expenses

Other expenses in 2006 were $176 thousand compared to $42 thousand in 2005, an increase of $134 thousand. Other expenses in 2006 resulted, primarily, from the payment of $227 thousand to the sellers of Brainboost Technology, LLC because the registration of their shares of common stock received in the framework of the Brainboost acquisition did not take place before April 1, 2006. On December 1, 2005, we acquired Brainboost Technology, LLC for $4 million in cash and 439,000 shares of common stock. The stock component of the consideration was subject to a Registration Rights Agreement, pursuant to which we agreed that if our registration statement was not effective with the Securities and Exchange Commission by April 1, 2006, we would pay the sellers a penalty of $100,000 per month, pro rated per day. Our registration statement was declared effective as of June 9, 2006; consequently, we paid the sellers $227 thousand in the second quarter of 2006. The aforesaid loss of $227 thousand was partially offset by foreign currency exchange net gains of approximately $51 thousand. Other expenses in 2005 resulted, primarily, from foreign currency exchange net losses.

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

We had net operating loss carryforwards for federal income tax purposes of approximately $49 million at December 31, 2006 and $42 million at December 31, 2005. The federal net operating losses will expire if not utilized on various dates from 2019 through 2026. Because we have experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on our ability to use $32 million of these carryforwards. Our best estimate at this time is that the annual limitation on the use of $32 million of our NOLs is approximately $1.8 million per year. Any unused portion of the $1.8 million annual limitation applicable to our restricted NOLs is available for use in future years until such NOLs are scheduled to expire. Our other $17 million of NOLs are not currently subject to such limitations. Our Israeli subsidiary has capital loss carryforwards of approximately $650 thousand that can be applied to future capital gains for an unlimited period of time under current tax rules.

Our Israeli subsidiary had income during the 2006 and 2005, resulting from its cost plus agreement with the parent company. Pursuant to such agreement, the Israeli subsidiary charges Answers for research and development services it provides Answers, plus 12.5%. However, the subsidiary is an “approved enterprise” under Israeli law, which means that income arising from the subsidiary’s approved activities is subject to zero tax under the “alternative benefit” path for a period of ten years. In the event of distributions by the subsidiary to the parent, the subsidiary would have to pay a 10% corporate tax on the amount distributed.

As of December 31, 2006, we accrued approximately $183 thousand, net of deferred tax assets, to reflect the estimated taxes that our subsidiary would have to pay if it distributed its accumulated earnings to us. Should the subsidiary derive income from sources other than the approved enterprise during the relevant period of benefits, this income will be taxable at the tax rate in effect at that time (31% during 2006, gradually being reduced to 25% in 2010).

Net Loss

Our net loss increased to $8,617 thousand in 2006, from $6,014 thousand in 2005, as a result of the changes in our revenues, costs and expenses as described above.

Critical Accounting Judgments and Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2006 and 2005, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Goodwill, Intangibles and Other Long-Lived Assets

We account for our purchases of acquired companies in accordance with SFAS No. 141, "Business Combinations" (SFAS 141) and for goodwill and other identifiable definite and indefinite-lived acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Additionally, we review our long-lived assets for recoverability in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144).

The identification and valuation of intangible assets and the determination of the estimated useful lives at the time of acquisition are made in consultation with an independent valuation consultant and are based on various valuation methodologies including reviews of projected future cash flows.  The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our goodwill and other intangible assets, and potentially result in a different impact to our results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill and acquired intangible assets.

We evaluate our long-lived tangible and intangible assets for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is subject to an annual test for impairment. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. While we use available information to prepare our estimates and to perform impairment evaluations, the completion of annual impairment tests requires significant management judgments and estimates.

Accounting for Stock-based Compensation

As of January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest, using the modified prospective method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

With the exception of stock options granted to employees prior to May 12, 2004, the date of our first filing with the U.S. Securities and Exchange Commission in connection with our IPO, we determine the fair value of stock options (for disclosure purposes prior to January 1, 2006, and for accounting purposes beginning January 1, 2006) granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options and warrants granted to non-employees, for accounting purposes, using the Black-Scholes valuation model. Prior to our IPO, in October 2004, the market value of the underlying stock was based on estimates, including volatility estimates that are inherently highly uncertain and subjective, since prior to our IPO there had been no public market for our stock. Subsequent to our IPO, we have not had sufficient history to actually predict our volatility, therefore, our assumptions about stock price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our actual stock price volatility. Had we made different assumptions about the market value of our stock, stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different, in the year ended December 31, 2006, as well as in periods prior to our adoption of SFAS 123R.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our US deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate US taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance. Deferred tax assets and liabilities in the financial statements result from the tax amounts that would result if our Israeli subsidiary distributed its retained earnings to us. This subsidiary is entitled to a tax holiday, as described above, yet continues to generate taxable income in respect of services provided to us, and therefore were the subsidiary to distribute its retained earnings to us, we believe that the deferred tax asset relating to the Israeli subsidiary would be realized. In the event that our subsidiary’s products would not generate such taxable income, we would need to write off the deferred tax asset as an expense in the statement of operations. It should be noted that as the income is derived from us, it is eliminated upon consolidation.

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

SFAS 123R - Share-Based Payments

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R). SFAS 123R requires entities to measure the cost of employee and director services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognize the cost over the period during which an employee is required to provide service in exchange for the award. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees and directors, provided in SFAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We were required to implement SFAS 123R as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

The total fair value of stock options vested in, 2006, which amounts to $1,810 thousand net of estimated forfeitures, was recorded as stock-based compensation expense. Had we accounted for stock-based awards to employees and directors under the intrinsic value method of APB 25, the method used in periods prior to January 1, 2006, the stock-based compensation expenses would have amounted to $16 thousand in 2006.

As of December 31, 2006, there was $5,264 thousand of unrecognized compensation cost, net of estimated forfeitures of $3 thousand, related to non-vested stock options granted under our various stock option plans. That cost is expected to be recognized as follows (in thousands):

Year ending December 31	$

2007	2,064
2008	1,868
2009	1,149
2010	183

5,264

SFAS 157 - Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value (replacing all prior definitions) and creates a framework to measure fair value, but does not create any new fair value measurements. SFAS No. 157 is effective in the first quarter of fiscal years beginning after November 15, 2007. We are currently evaluating what affect, if any, SFAS No. 157 will have on our financial statements.

SFAS 159 - The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, and investment securities, which amounted to $9,078 thousand, as of December 31, 2006, and were raised through various financing events that took place in 2004 and 2005, and cash inflows from revenues. In October 2004, we raised approximately $10.8 million, net of underwriting fees and offering expenses, through our IPO and the exercise of the over-allotment option. After repaying the portion of bridge notes that did not convert to common shares, of $3,160,000, approximately $7.6 million remained. In 2005, we raised approximately $15.4 million from the exercise of warrants and options, of which approximately $12.2 million was raised from a February 2005 Warrant Reload Agreement with certain holders of warrants that were issued by us in 2004 in connection with a bridge financing. We have incurred negative cash flow from operations since our inception. We have spent, and expect to continue to spend, substantial amounts in connection with implementing our business strategy.

Cash flows in 2006 and 2005 were as follows (in thousands):

	2006	2005
	$	$

Net cash used in operating activities	(2,465)	(4,286)
Net cash provided by (used in ) investing activities	4,296	(9,808)
Net cash provided by financing activities	326	15,382

Despite a net loss of $8,617 thousand in 2006, our net cash used in operations was $2,465 thousand. The primary reason for the large difference is that $1,810 thousand of our operating expenses were the result of non-cash, stock-based compensation to employees and directors, $3,489 thousand of our operating expenses were the result of non-cash, stock-based compensation that resulted from the Brainboost transaction (see Research and Development discussion above for further details) and depreciation and amortization of $1,291 thousand. In 2005, despite a net loss of $6,014 thousand, our net cash used in operations was $4,286 thousand. The primary reason for the difference is that $1,769 thousand of our operating expenses were the result of non-cash, stock-based compensation. Changes to the balances of our various operating assets and liabilities, also had a material impact on the net cash used in operations during the periods.

Net cash provided by and used in investing activities in 2006 and 2005, respectively, is attributable mostly to purchases of investment securities less the proceeds from the sale of investment securities, as delineated in our Consolidated Statement of Cash Flows. Investment securities consist mostly of investments in auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods of 28 days, classified as available-for-sale securities and stated at fair value. Additionally, in 2005 and 2006 we purchased Brainboost Technology, LLC and WikiAnswers, respectively, and those transactions materially impacted our cash position. On December 1, 2005, we acquired Brainboost Technology, LLC for $4 million in cash and 439,000 shares of our common stock. As part of the acquisition, we granted the sellers certain price protection rights. We agreed that in the event that the average closing price of our common stock for the 20 consecutive trading days immediately preceding December 1, 2006 (“Average Closing Price”) is less than $10.2575, at our option we will either repurchase the common stock held by the sellers at such date for $10.2575 per share or pay the sellers the difference between $10.2575 per share and the Average Closing Price for shares they are still holding (the “Brainboost Price Protection”). Since the Average Closing Price was above $10.2575, the Brainboost Price Protection was not triggered, thus we no longer have this cash contingency. As discussed above in further detail, on November 2, 2006, we acquired WikiAnswers, and related assets, for an aggregate of $2,000,000 in cash.

Cash flow from financing activities in 2006 and 2005 relates to the net proceeds from the exercise of stock warrants and stock options.

We believe we have sufficient cash to meet our planned operating needs for the next twelve months. Notwithstanding, our business strategy includes growth through additional business combinations and licensing or acquiring products and technologies complementary to our business, which could require use of a significant amount of our available cash and raising additional capital. We may therefore need to raise additional capital through future debt or equity financing to finance such initiatives and to finance growth. We cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.

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

Contractual Obligations and Commitments

As of December 31, 2006, we had the following known contractual obligations and commitments (in thousands):

	$
Year ending December 31	Purchase Contracts	Operating Leases	Total

2007	775	458	1,233
2008	433	417	850
2009	235	363	598
2010	25	207	232

	1,468	1,445	2,913

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

Risks Related to our Business

We have experienced significant and continuing net losses since our inception. If such losses continue, the value of your entire investment could decline significantly.

We incurred net losses of approximately $8.6 million, and $6 million for the years ended December 31, 2006 and 2005, respectively. As of December 31, 2006, we had an accumulated deficit of approximately $55.2 million. We cannot assure you that we will be able to achieve net income on a quarterly or annual basis. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to suffer substantial losses, which could have an adverse effect on our business and adversely affect your investment in our company.

If search engines were to alter their algorithms or methods or otherwise restrict the flow of users visiting our Websites, our financial results would suffer.

Search engines serve as origination Websites for end-users in search of information. Our topic pages, which are rich in content, often appear as one of the top links on the pages returned by search engines in response to users’ search queries. As a result, we rely heavily on search engines for a substantial portion of the users visiting our Websites. According to our unaudited internal statistical tools, our present levels of traffic originating from search engines (excluding Google-directed “definition link traffic” discussed immediately below) approximates 60% - 70% of Answers.com's overall traffic, a vast majority of which emanates from Google, and to a lesser but still significant extent, Yahoo!. If our traffic from any one or both of these search engines was reduced for any reason, we would suffer a significant decline in traffic and, consequently, in revenue. Search engines, at any time and for whatever reason, could decide to change the algorithms responsible for directing search queries to the most relevant Web pages, which are most likely to contain the information being sought by Internet users, or could decide to restrict the flow of users visiting our Websites specifically. Answers.com has on past occasions suffered from drops in traffic and, consequently, in revenue due to these two separate types of search engine decisions. In those occasions, however, through various initiatives, we were able to recover the lost traffic. There is no guarantee, however, that we will successfully react to such situations in the future. Ultimately, a change in search engine algorithms used to identify Web pages towards which traffic will ultimately be directed or a decision to otherwise restrict the flow of users visiting our Websites, for any reason whatsoever, could cause a significant decrease in traffic and revenues, which would in turn adversely affect our financial condition.

If Google decides to discontinue directing user traffic to Answers.com through its “definition link,” we will lose a significant portion of our traffic, which would result in a reduction in our advertising revenues and adversely affect our financial condition.

A significant percentage of our query traffic is directed to Answers.com by the “definition link” appearing on Google’s Website result pages. The definition link traffic is not the result of any contractual relationship with Google; rather, it is based on a unilateral decision by Google to link certain definitions to Answers.com. Google may reverse this decision, at its sole discretion, at any time. Further, as a result of this arrangement, we obtain a significant amount of secondary traffic (i.e. users who visit our site via the “definition link” and perform additional searches on Answers.com.) According to our internal unaudited statistical tools, presently, the primary and secondary traffic from the Google definition link amounts to approximately 15% - 20% of Answers.com's total traffic. If Google ceases to direct traffic to Answers.com through its “definition link”, we will experience a significant reduction in our traffic and corresponding advertising revenues, which would materially adversely affect our financial condition.

If our Google Services Agreement, or GSA, is terminated by Google, for any reason, with little or no advance notice, we would be forced to immediately seek an alternative provider of listings and advertisements, in which case we may suffer a material reduction in our advertising revenues and, in turn, an adverse affect on our financial condition.

Our business is dependent to a certain extent on the GSA, pursuant to which we obtain most of the advertisements displayed on our Websites and earn most of our ad revenues. Google is afforded the right to terminate the GSA with no advance notice with respect to breaches of specific provisions of the GSA such as:

•
A breach of certain prohibited actions by us including, among other things, (i) editing or modifying the order of search results, (ii) redirecting end users, producing or distributing any software which prevents the display of ads by Google, (iii) modifying, adapting or otherwise attempting to obtain source code from Google technology, content, software and documentation or (iv) engaging in any action or practice that reflects poorly on Google or otherwise disparages or devalues Google’s reputation or goodwill;

•	A breach of the grant of a license to us by Google of certain trade names, trademarks, service marks, logos, domain names and other distinctive brand features of Google;

•	A breach of the confidentiality provisions of the GSA;

•	A breach of the exclusivity provisions of the GSA; or

•	Materially breaching the GSA more than two times, irrespective of any cure to such breaches.

Google’s early termination of the GSA would translate into an immediate need to replace the GSA and obtain listings and advertisements from alternative providers, and we may not succeed in receiving terms and ad services as favorable as those provided for by the GSA. This may result in a material reduction in our advertising revenues and, in turn, may adversely affect our financial condition.

Our markets are extremely competitive. If we are unable to offer comparable or improved services and a better user-experience, we run the risk of losing market share to our competing Websites, which would negatively affect our traffic and revenues.

We currently compete with a wide variety of Web properties, including traditional search engines, such as Google, Yahoo! and Ask.com (though, while competing with us, search engines also serve as the main sources of our user traffic).  Search engines are constantly adding new products and features aimed at providing users with better, more pin-pointed information, inclding Q&A functionalities similar to those offered by our services.  For example, several search engines, including Google, have begun placing snippets of useful answers at the top of their search result pages.  In addition, we compete with destination portals and other free reference content sites, such as About.com, Dictionary.com, TheFreeDictionary.com and Wikipedia.org, with industry-specific Web properties, such as Bankrate.com and WebMD.com and with other popular Q&A sites, such as Yahoo! Answers and Answerbag.com. Many of our existing competitors have longer operating histories, stronger management experience, an employee base with more extensive experience, better geographic coverage, larger consumer bases, greater brand recognition and significantly greater financial, marketing and other resource than we do, all of which are vital to the growth of Answers.com. As the popularity of paid search increases, we expect competition to intensify in the future.

If we are unable to ensure that our users, advertisers, and distribution partners have a high-quality experience with our products and services, then they may become dissatisfied and move to competitors’ products and services. Accordingly, our future success will depend, in part, upon our ability to develop and offer competitive products and services for both our target market and for applications in new markets. We may not, however, be able to successfully do so, and our competitors may develop innovations that render our products and services obsolete or uncompetitive. These factors could adversely affect our competitive position in the search services industry.

If we are unable to retain current Internet users or attract new Internet users, our ability to generate revenues will be adversely impacted, which would adversely affect our financial condition.

In addition to search engine sourced traffic and traffic directed by the Google definition link, to a certain extent our traffic originates from Internet users arriving at our Websites directly, by typing www.answers.com or wikianswers.com into their Web browser, by having our Web properties bookmarked, by using AnswerTips and by visiting other sites that direct them to our Web properties, pursuant to various agreements we have entered into. Given the wide availability of free search engines and reference sites, we may not be able to retain current Internet users or attract additional Internet users in this direct fashion. If we are unable to retain such direct Internet users or attract new direct Internet users, our ability to generate revenues will be adversely impacted, which would adversely affect our financial condition.

If our partnerships and revenue-sharing arrangements with third-party Websites and service providers are not renewed or continued, we could lose advertising revenue, which would have an adverse effect on our business.

We have entered into revenue-sharing and other arrangements with third party partners that direct traffic to Answers.com and/or license our information portal services and plan to enter into similar agreements and arrangements in the future. Although to date, such agreements and arrangements have not had a substantial impact on our revenues, they have provided us with third-party validation of our product offering and may result in significant revenues in the future. These agreements and arrangements may be terminated or discontinued by our co-branding and third-party partners. If these agreements and arrangements impact our revenues substantially in the future, then termination of such agreements and arrangements will result in the loss of advertising revenue and may negatively affect our financial condition. Further, termination of these agreements could impact our credibility in the marketplace, which may adversely affect our user traffic and revenues.

We may not be able to expand our business through acquisitions and joint ventures and, even if we are successful, our operations may be adversely affected as a result of such transactions.

Our business strategy includes potential growth through business combinations, acquisitions and joint ventures ("extraordinary transactions"). Our business could be harmed if we are unable to implement this business strategy. Our ability to implement this business strategy depends in large part on our ability to compete successfully with other entities for acquisition candidates and joint venture partners. Factors affecting our ability to compete successfully in this regard include:

•	our financial condition relative to the financial condition of our competitors	•	our ability to obtain additional financing from investors

•	the attractiveness of our common stock as potential consideration for entering into extraordinary transactions as compared to the common stock of other entities competing for these opportunities	•	our available cash, which in turn depends upon our results of operations and the cash demands of the company

Many of the entities with which we compete for acquisition candidates and joint venture partners have greater financial resources than we do.

If, despite these factors, we are successful in entering into extraordinary transactions, our business, financial condition and results of operations could be materially and adversely affected if we are unable to integrate the operations of the acquired companies or joint ventures. Our ability to integrate the operations of the acquired companies or joint ventures will depend, in part, on our ability to overcome or address:

•	the difficulties of assimilating the operations and personnel of the acquired companies and the potential disruption of our ongoing business	•	the successful incorporation of the acquired or shared technology or content and rights into our products and services

•	the difficulties of establishing a new joint venture, including the need to attract qualified personnel and the need to attract customers and advertisers	•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel or reduction of personnel

•	the difficulties of maintaining uniform standards, controls, procedures and policies

In addition, completing extraordinary transactions could require use of a significant amount of our available cash as well as require the commitment of significant human resources, which may in turn force us to increase our head count and related costs. Furthermore, we may have to issue equity or equity-linked securities to pay for future acquisitions, any of which could be dilutive to existing and future stockholders. Extraordinary transactions may also have negative effects on our reported results of operations due to acquisition-related charges, amortization of acquired technology and other intangibles, and/or actual or potential liabilities, known and unknown, associated with the acquired businesses or joint ventures. Any of these acquisition-related risks or costs could adversely affect our business, financial condition and results of operations.

We plan on significantly growing our revenue through advertising sales, but the Internet advertising market is subject to many uncertainties, which could harm our advertising revenues.

Currently, although growing steadily, online advertising spending represents only a small percentage of total advertising expenditures. Acceptance of the Internet among advertisers will depend, to a large extent, on the perceived effectiveness of Internet advertising and the continued growth of commercial usage of the Internet. If the Internet does not become more widely accepted as a medium for advertising, our ability to generate increased revenues could be negatively affected. Our growth in advertising revenues, to a certain extent, will also depend on our ability to increase the advertising space on our sites. If we fail to increase our advertising space at a sufficient rate, our growth in advertising revenues could be hampered. Further, the increasing usage of Internet advertising blocking software may result in a decrease of our advertising revenues as the advertisers may choose not to advertise on the Internet if Internet advertising blocking software is widely used. Finally, if the market for Internet advertising fails to continue to develop or develops more slowly than we expect, our business and results of operations could be harmed.

If we are not able to convince merchant advertisers to advertise their products and services on our Websites and if we are unsuccessful in delivering the audience such advertisers are seeking, our direct ad sales efforts will suffer and our ad revenues will be adversely affected.

Toward the end of 2006, our advertising sales team began marketing directly to merchant advertisers in an effort to encourage the use of Answers.com for running their campaigns. Failure on our part to convince advertisers of the suitability of Answers.com and any other of our Web properties for their needs and our inability to draw the necessary levels of traffic necessary will make it difficult to attract new advertisers to our site and may cause us to lose relationships with existing merchant advertisers, thus having a negative impact on our financial condition.

If we are unable to enhance public awareness of our family of Answers brands, our user traffic may decrease and we may fail to attract advertisers, which may in turn result in lost revenues.

Expanding and strengthening public awareness of Answers.com and our family of Answers brands is critical to achieving widespread acceptance of our services and to the success of our business. For example, we have recently released a webmaster tool we call AnswerTipsTM, designed to attract usage of our service by bloggers and webmasters. We've also recently begun promoting WikiAnswersTM, a community-based questions-and-answers site. Strengthening our Answers brand names may require us to make substantial investments and these investments may not be successful. If we are unable to continuously deliver quality services, our brand names will suffer.

Our failure to maintain commercially acceptable content provider relationships and to provide users with quality reference information would result in less attractive services to users, and therefore subject us to lost revenue as a result of a loss of users and advertisers.

We are heavily dependent on license agreements with our content providers. There can be no assurance that we will be able to renew these contracts at all or on commercially acceptable terms or that our costs with respect to these contracts will not increase prohibitively following any renewal. If we are unable to contain the costs of these agreements, to develop relationships with alternative providers of content, or to maintain and enhance our existing relationships, our service will be less attractive to Internet users, which could result in decreased advertising revenues and a negative impact on our business. Furthermore, the attractiveness and popularity of Answers.com depends heavily on our ability to offer users quality content. If we are not successful in identifying and licensing quality content from third party content providers, the utility of our services to the user will be reduced, which could deter Internet users from using our Website. The inability of retaining and attracting new Internet users would lead to a loss of revenues and adversely affect our business.

We are dependent upon maintaining and expanding our computer and communications systems. Failure to do so could result in interruptions and failures of our services that would make our services less attractive to consumers, and therefore subject us to lost revenue as a result of a loss of consumers and advertisers.

Our ability to provide high quality user experience depends on the efficient and uninterrupted operation of our computer and communications systems to accommodate the consumers and advertisers using our products. Quarter after quarter, our Website has experienced significant increases in traffic. We are seeking to further increase our user base. As a result, our Internet servers must accommodate spikes in demand for our Web pages in addition to potential significant growth in traffic. Delays and interruptions could frustrate users and reduce our future Web sites' traffic. Failure on our part to enhance and expand our network infrastructure to accommodate the users and advertisers using our services may adversely affect our operations and growth prospects.

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

Risks Related to our Industry

We may be subject to legal liability for online services, which might not be limited by the safe harbors set forth in The Digital Millennium Copyright Act ("DMCA") or in The Communications Decency Act (“CDA”). If we do not meet the safe harbor requirements of the DMCA or CDA or if we are otherwise held to provide illegal content, we could be exposed to liability, which could be costly and time-consuming.

We host certain services that enable individuals to generate content and engage in various online activities.  The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally.  Claims have been threatened and/or may in the future be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information to which we provide links or that may be posted online or generated by our users.  Our defense of any such actions could be costly and involve significant time and attention of our management and other resources.

The DMCA is intended, among other things, to reduce the liability of online service providers for listing or linking to third party Web properties that include materials that infringe copyrights or rights of others. Additionally, portions of the Communications Decency Act (“CDA”) are intended to provide statutory protections to online service providers who distribute third party content.  A safe harbor for copyright infringement is available under the DMCA to certain on-line service providers, providing specific services, if the providers take certain affirmative steps as set forth in the statute. As important questions regarding the safe harbor under the DMCA and the CDA have yet to be litigated, we can not guarantee that we will indeed meet the safe harbor requirements of the DMCA or of the CDA. If we were not covered by a safe harbor, for any reason, we could be exposed to liability, which could be very costly and time-consuming.

We also periodically enter into arrangements to offer third-party products, services or content under the Answers.com brand or via distribution on the Answers Web properties (for example, Yahoo! Answers, a community surrounding questions and answers on a wide variety of topics, or Wikipedia).  We may be subject to claims concerning these products, services or content by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services or content.

It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us.  While it is our belief that the Terms of Use governing the use of our Web properties covers us against such claims, there are no assurances as to the final determination of such question by any court of law. Furthermore, investigating and defending any of these types of claims is expensive, even to the extent that the claims are without merit or do not ultimately result in liability.

Third parties could claim that we are infringing on their patents, trademarks and/or copyrights, which could result in substantial costs, diversion of significant managerial resources and significant harm to our reputation.

The industry in which we operate is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We expect that Internet technologies, software products and services may be increasingly subject to third-party patent infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, third parties may assert patent rights to technologies and software products in various jurisdictions that are important to our business. Additionally, third parties may assert claims of trademark infringement with respect to brand names we decide to use from time to time and to content displayed on our Website. For example, a third party may make claims against us over the display of search results triggered by search terms that include trademark terms. Furthermore, we may be faced with claims of copyright infringement. In the past we have received, and we may be subject to further, "cease and desist" letters demanding the company remove certain infringing content from our Website based on a theory of copyright and trademark infringement.

A successful patent, trademark and/or copyright infringement claim against us by any third party, could subject the company to:

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

Even if we are not found liable in a claim for patent, trademark and/or copyright infringement, such a claim could result in substantial costs, diversion of significant resources and management attention, termination of customer contracts and the loss of customers and significant harm to the reputation of the company.

Finally, many of our agreements with advertisers, distribution partners, and other third party partners require us to indemnify such partners for certain third-party intellectual property infringement claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims. An adverse determination could also prevent us from offering our products and services to others and may require that we procure substitute products or services for these parties.

Misappropriation of our intellectual property could harm our reputation, affecting our competitive position and costing us money.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. We rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our proprietary rights. We have several applications pending for patents and registered trademarks at different stages of review by the U.S. Patent and Trademark Office. There is no assurance that these applications will be approved and achieve registered status. If we are unable to protect our intellectual property against unauthorized use by third parties, our reputation could be damaged and our competitive position adversely affected. In addition, because some patent applications in the United States may be maintained in secrecy until the patents are issued, because patent applications in the United States and many foreign jurisdictions are typically not published until eighteen months after filing and because publications in the scientific literature often lag behind actual discoveries, we cannot be certain that others have not filed patent applications for technology covered by our pending applications. Our competitors may have filed, and may in the future file, patent applications covering technology similar to ours. Any such patent application may have priority over our patent applications and could further require us to obtain rights to issued patents covering such technologies. If another party has filed a United States patent application on inventions similar to ours, we may have to participate in an interference proceeding declared by the United States Patent and Trademark Office to determine priority of invention in the United States. The costs of these proceedings could be substantial, and it is possible that such efforts would ultimately prove unsuccessful, resulting in a loss of our United States patent position with respect to such inventions.

Attempts may be made to copy aspects of our products or to obtain and use information that we regard as proprietary. Accordingly, we may not be able to prevent misappropriation of our technology and other intellectual property or deter others from developing similar intellectual property. Our strategy to deter misappropriation could be undermined if:

•	The proprietary nature or protection of our methodologies and products are not recognized in the United States or foreign countries;

•	Third parties misappropriate our proprietary methodologies and such misappropriation is not detected; and

•	Competitors create applications similar to ours but which do not technically infringe on our legally protected rights.

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

The U.S. Child Online Protection Act and the U.S. Child Online Privacy Protection Act ("COPPA") were enacted in October 1998. COPPA impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly collect and disclose personal information from minors. The manner in which COPPA may be interpreted and enforced cannot be fully determined. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity and personal privacy is uncertain. We may be subject to claims that our products violate such laws. Any new legislation or regulation in the United States or abroad or the application of existing laws and regulations to the Internet (see, for example, discussion relating to DMCA, above) could damage our business and cause our stock price to decline.

Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate these laws. Such laws may be modified, or new laws may be enacted, in the future. Our business may be negatively affected by a variety of new or existing laws and regulations, which may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet. Any such development could damage our business.

Our business is adversely affected by anything that causes our users to spend less time on their computers, including seasonal factors and national events, and events that are not in our control, such as disasters.

Anything that diverts our users from their customary level of usage of our Websites, such as the events of September 11, 2001, could adversely affect our business. Further, our results of operations tend to be seasonal because many of our users reduce their activities on our Websites with the onset of good weather during the summer months, and on and around national holidays and higher education breaks. Such patterns of seasonality may become more pronounced as our Websites gains acceptance by a broader base of mainstream users.

Risks Related to our Common Stock

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is traded on the Nasdaq Global Market. There can be no assurance that an active trading market for our common stock will be sustained. Failure to maintain an active trading market for our common stock may adversely affect our shareholders' ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock.

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

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights, which could dilute the interest of, or impair the voting power of, our stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. Although we do not presently intend to issue any shares of preferred stock, we may do so in the future.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions of our Amended and Restated Certificate of Incorporation and Bylaws could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. For example, our board of directors is divided into three classes, with one class being elected each year by our stockholders, which generally makes it more difficult for stockholders to replace a majority of directors and obtain control of our board. In addition, stockholder meetings may be called only by our board of directors, the chairman of the board and the president, advance notice is required prior to stockholder proposals and stockholders may not act by written consent. Furthermore, we have authorized preferred stock that is undesignated, making it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of our Company.

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

Because most of our operations are conducted in Israel, our operations are directly affected by economic, political and military conditions affecting Israel. Specifically, we could be adversely affected by:

•	Any major hostilities involving Israel;

•	A full or partial mobilization of the reserve forces of the Israeli army;

•	The interruption or curtailment of trade between Israel and its present trading partners;

•	Risks associated with the fact that a certain number of our key employees and one officer reside in what are commonly referred to as occupied territories;

•	Risks associated with outages and disruptions of communications networks due to any hostilities involving Israel; and

•	A significant downturn in the economic or financial conditions in Israel.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite negotiations to effect peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Since October 2000, there has been a significant increase in violence, civil unrest and hostility, including armed clashes between the State of Israel and the Palestinians, and acts of terror have been committed inside Israel and against Israeli targets in the West Bank and Gaza Strip. In addition, the recent armed conflict with Hezbollah on the northern border of Israel negatively affected business conditions in Israel. There is no indication as to how long the current hostilities will last or whether there will be any further escalation. Any further escalation in these hostilities or any future conflict, political instability or violence in the region may have a negative effect on our business, harm our results of operations and adversely affect our share price. Furthermore, there are a number of countries that restrict business with Israel or with Israeli companies, which may limit our ability to promote our products and services those countries.

We may not be able to enforce covenants not-to-compete under current Israeli law that might result in added competition for our products.

We have non-competition agreements with all of our employees, almost all of which are governed by Israeli law. These agreements prohibit our employees from competing with or working for our competitors, generally during and for up to 12 months after termination of their employment. However, Israeli courts are reluctant to enforce non-compete undertakings of former employees and tend, if at all, to enforce those provisions for relatively brief periods of time in restricted geographical areas and only when the employee has obtained unique value to the employer specific to that employer’s business and not just regarding the professional development of the employee. If we are not able to enforce non-compete covenants, we may be faced with added competition.

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

U.S. and Israeli tax authorities may interpret certain tax issues in a manner other than that which we have adopted, which may expose us to tax liabilities.

We operate in the U.S. and in Israel and our earnings are subject to taxation in both jurisdictions, at different rates. Relevant tax authorities may disagree with our interpretation and application in practice of tax laws and may dispute various assumptions we make during our tax planning process. Further, the tax authorities in the U.S. and/or Israel may take exception with the transfer price of transactions between Answers Corporation and its wholly owned Israeli subsidiary. If there is a successful tax challenge of our tax position, our interpretation and/or application of tax laws in practice, we may be forced to recognize additional tax liabilities, which may include interest and penalties. This may harm our results of operations and adversely affect our financial condition.

ITEM 7. FINANCIAL STATEMENTS

The full text of our audited consolidated financial statements for the fiscal year ended December 31, 2006 begins on page F-1 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, based on evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of December 31, 2006, have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Chief Financial Officer also concluded that, as of December 31, 2006, our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors as of March 15, 2007:

Name	Age	Position
Executive Officers
Robert S. Rosenschein	53	Chief Executive Officer, President and Chairman of the Board
Steven Steinberg	46	Chief Financial Officer and Secretary
Jeff Schneiderman	43	Chief Technical Officer
Jeffrey S. Cutler	43	Chief Revenue Officer
Bruce D. Smith	45	Vice-President, Strategic Development

Directors
Jerry Colonna	43	Director
Lawrence S. Kramer	56	Director
Mark B. Segall	44	Director
Edward G. Sim	36	Director
Yehuda Sternlicht	51	Director
Mark A. Tebbe	46	Director

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

Bruce D. Smith has been our Vice President - Strategic Development since July 2005. From 1999 to July 2005, Mr. Smith was a Managing Director of Archery Capital, a New York based investment firm. Between June 1998 and July 1999, Mr. Smith was the Senior Internet Analyst at Jefferies & Company, where he was responsible for coverage of the industry as well as individual companies. He also maintained coverage of the Internet industry at Merrill Lynch & Co prior to Jefferies. In addition, Mr. Smith was a Senior Technology Analyst at Morgan Stanley Asset Management (a division of Morgan Stanley & Co.). Mr. Smith has a Bachelor of Business Administration (BBA), Magna Cum Laude, from Bernard M. Baruch College of the City University of New York. He is a Chartered Financial Analyst (CFA) and member of the New York Society of Security Analysts.

Jerry Colonna has served as a director since June 2004. He currently serves as the chairman of our Nominating / Corporate Governance Committee and as a member of our Compensation Committee. From January 2002 until December 2002, Mr. Colonna was a partner with JP Morgan Partners, LLC, the private equity arm of JP Morgan Chase & Co. Since August 1996, Mr. Colonna has been a partner with Flatiron Partners, a venture-capital company he co-founded. Mr. Colonna is a member of the board of directors of a number of private corporations including a public company, PlanetOut Inc., as well as a number of non-profit organizations including the National Center for Women in Technology and NYPower NY. Mr. Colonna holds a B.A. in English Literature from Queens College at the City University of New York.

Lawrence S. Kramer has served as a director since May 2005. He currently serves as a member of our Financing Committee and of our Nominating / Corporate Governance Committee. Mr. Kramer is an advisor to CBS on interactive matters. Between March 2005 and November 2006, Mr. Kramer served as the first President of CBS Digital Media. In this role, Mr. Kramer created a new division that combined all new media operations for the network, including online, interactive and wireless initiatives. He had oversight over and re-launched several Web properties, including CBS.com, CBSNews.com, CBS SportsLine.com and StarTrek.com and created distribution partnerships with Google, Amazon, Apple I-tunes and Verizon for CBS content. Formerly, Mr. Kramer was the founder, Chairman and CEO of MarketWatch, Inc., acquired in 2005 by Dow Jones & Company. He has served on the Board of Directors of MarketWatch since the company was founded in 1997 and served as its Chairman of the Board between 1999 and March 2005. Prior to this, between 1994 and 1997, Mr. Kramer served as Vice President of News, Sports and Marketing at Data Broadcasting Corporation. At DBC he created a Sports and News Division, including DBC News, the predecessor company to MarketWatch, Inc. From 1991 to 1994, Mr. Kramer held the position of founder, President & Executive Editor of DataSport Inc. Prior to founding DataSport he spent more than 20 years in journalism as a reporter and editor. During his distinguished career in the newspaper business, he has won a National Press Club Award, Gerald E. Loeb Award and Associated Press Awards for reporting. A past Guest Lecturer at the Harvard Business School for 10 years, Mr. Kramer holds an MBA degree from Harvard and a Bachelor of Science degree in Journalism and Political Science from Syracuse University.

Mark B. Segall has served as a director since December 2004. He currently serves as the chairman of our Finance Committee and as a member of our Nominating / Corporate Governance Committee. Mr. Segall is the founder and Senior Managing Director of Kidron Corporate Advisors, LLC, a New York based mergers and acquisitions corporate advisory boutique serving emerging growth companies primarily in the technology, consumer goods and financial services sectors and is a founder and managing member of Kidron's private equity fund, Kidron Opportunity Fund I, LLC. Prior to forming Kidron in 2003, Mr. Segall was the Chief Executive Officer of Investec, Inc., the U.S. investment banking operations of the Investec Group, a South African based specialist bank. Previously he was a partner at the law firm of Kramer, Levin, Naftalis & Frankel LLP, specializing in cross-border mergers and acquisitions and capital markets activities. Mr. Segall currently serves as a director of the Escala Group and Integrated Asset Management. Mr. Segall was also a director of the Comtech Group until December 2006 and Siliconix Inc. until June 2004. Mr. Segall received his A.B. from Colombia University and a J.D. from New York University Law School. Mr. Segall is a designee of Maxim Group LLC, in accordance with our underwriting agreement with Maxim Group LLC.

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

Board Membership Changes

There were no changes in board membership during 2006.

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

•	The right to engage outside legal and other advisors as the audit committee deems necessary to carry out its duties;

•
The right to receive appropriate funding from us to compensate the independent auditor and any outside advisors engaged by the committee and to pay the ordinary administrative expenses of the audit committee that are necessary or appropriate to carrying out its duties; and

•	Unless assigned to a comparable committee or group of independent directors, reviewing and approving all related party transactions.

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

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience that results in the individual’s financial sophistication. The board of directors believes that Mr. Sternlicht satisfies Nasdaq’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the Securities and Exchange Commission.

Compensation Committee. In May 2004, we established a Compensation Committee of the board of directors, which consists of Mr. Sim (chairman), Mr. Colonna and Mr. Tebbe, each of whom is an independent director. The Compensation Committee reviews and approves our salary and benefits policies, including compensation of executive officers. The committee also administers our stock option plan and recommends and approves grants of stock options under that plan.

Nominating / Corporate Governance Committee. In May 2004, we established a Nominating / Corporate Governance Committee of the board of directors, which consists of Mr. Colonna (chairman), Mr. Segall and Mr. Kramer, each of whom is an independent director. The purpose of the Nominating / Corporate Governance Committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The committee’s duties, which are specified in our Nominating / Corporate Governance Committee Charter, include, but are not limited to:

•	Establishing criteria for the selection of new directors;

•	Considering stockholder proposals of director nominations;

•	Committee selection and composition;

•	Considering the adequacy of our corporate governance;

•	Overseeing and approving management continuity planning process; and

•	Reporting regularly to the board with respect to the committee’s duties.

Financing Committee. In July 2005, we established a Financing Committee of the board of directors, which consists of Messrs. Segall (chairman), Sternlicht and Kramer, each of whom is an independent director. The purpose of the Financing Committee is to review and discuss with management financing opportunities that we are considering, to evaluate the business merits of all potential mergers and acquisitions and to provide the board of directors with a recommendation as to the terms and conditions of any extraordinary transactions, in consultation with the management team, legal advisors and financial consultants.

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

Based solely on information furnished to us and contained in reports filed with the SEC, as well as any written representations that no other reports were required, we believe that during 2006, all Securities and Exchange Commission filings of our directors and executive officers complied with the requirements of Section 16 of the Securities Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT

Under the rules of the SEC, this Compensation Committee Report is not deemed to be incorporated by reference by any general statement incorporating this Annual Report by reference into any filings with the SEC.

The Compensation Committee has reviewed and discussed the following Compensation Discussion and Analysis with management. Based on this review and these discussions, the Compensation Committee recommended to the Board of Directors that the following Compensation Discussion and Analysis be included in this Annual Report on Form 10-KSB.

Submitted by the Compensation Committee
Ed Sim, Chairman
Jerry Colonna
Mark Tebbe

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for 2006 should be read together with the compensation tables and related disclosures set forth below.

Introductory Remark

We believe our success depends on the continued contributions of our named executive officers. Personal relationships are very important in our industry. Our named executive officers are primarily responsible for many of our critical customer and business development relationships. The maintenance of these relationships is critical to ensuring our future success. Therefore, it is important to our success that we retain the services of these individuals and prevent them from competing with us should their employment with us terminate.

General Philosophy

Our overall compensation philosophy is to provide an executive compensation package that enables us to attract, retain and motivate executive officers to achieve our short-term and long-term business goals. We strive to apply a uniform philosophy regarding compensation of all employees, including members of senior management. This philosophy is based upon the premise that the achievements of the company result from the combined and coordinated efforts of all employees working toward common goals and objectives in a competitive, evolving market place. The goals of our compensation program are to align remuneration with business objectives and performance and to enable us to retain and competitively reward executive officers and employees who contribute to our long-term success. We attempt to pay our executive officers and employees competitively in order that we will be able to retain the most capable people in the industry. In making executive compensation and other employment compensation decisions, the Compensation Committee considers achievement of certain criteria, some of which relate to our performance and others of which relate to the performance of the individual employee. Awards to executive officers are based on achievement of company and individual performance criteria.

The Compensation Committee will evaluate our compensation policies on an ongoing basis to determine whether they enable us to attract, retain and motivate key personnel. To meet these objectives, the Compensation Committee may from time to time increase salaries, award additional stock options or provide other short and long-term incentive compensation to executive officers and other employees.

Compensation Program & Forms of Compensation

We provide our executive officers with a compensation package consisting of base salary and participation in benefit plans generally available to other employees. In setting total compensation, the Compensation Committee considers individual and company performance, as well as market information regarding compensation paid by other companies in our industry.

In order to achieve the above goals, our total compensation packages include base salary, annual bonus and in cases of our sales employees, commissions, all paid in cash, as well as long-term compensation in the form of stock options.

Base Salary. Salaries for our executive officers are initially set based on negotiation with individual executive officers at the time of recruitment and with reference to salaries for comparable positions in the industry for individuals of similar education and background to the executive officers being recruited. We also consider the individual’s experience, reputation in his or her industry and expected contributions to our company. Base salary is continuously evaluated by competitive pay and individual job performance. Base salaries for executives are reviewed annually or more frequently should there be significant changes in responsibilities. In each case, we take into account the results achieved by the executive, his or her future potential, scope of responsibilities and experience, and competitive salary practices.

Bonuses. A component of each executive officer’s potential annual compensation may take the form of a performance-based bonus. Contractually, our Chief Revenue Officer is entitled to an annual bonus based on specified criteria (including, meeting revenue targets, meeting profit and loss statement targets and satisfying certain non-financial goals) and our CEO is entitled to an annual bonus, to be determined at the discretion of our Board of Directors or the Compensation Committee. Bonus payments to officers other than the Chief Executive Officer are determined by the Compensation Committee, in consultation with the Chief Executive Officer, based on our financial performance and the achievement of the officer’s individual performance objectives. The Chief Executive Officer’s bonus is determined by the Compensation Committee, without participation by the Chief Executive Officer, based on the same factors.

Long-Term Incentives. Longer-term incentives are provided through stock options, which reward executives and other employees through the growth in value of our stock. The Compensation Committee believes that employee equity ownership provides a major incentive for employees to build stockholder value and serves to align the interests of employees with those of our stockholders. Grants of stock options to executive officers are based upon each officer’s relative position, responsibilities and contributions to Answers, with primary weight given to the executive officers’ relative rank and responsibilities. Initial stock option grants designed to recruit an executive officer to join Answers may be based on negotiations with the officer and with reference to historical option grants to existing officers. Stock options are generally granted at an exercise price equal to the market price of our common stock on the date of grant and will provide value to the executive officers only when the price of our common stock increases over the exercise price.

Based on our compensation philosophy, a substantial portion of our compensation rewards long-term performance of our company and promotes executive retention. This is delivered to our executives through stock options granted upon their initial hire and through ongoing annual option grants. Similar to base salary increases, option grants are also granted to address promotions and significant changes in responsibility. Although the expenses of stock options affect our financial statements negatively, we continue to believe that this is a strong element of compensation that focuses the employees on financial and operational performance to create value for the long-term. Stock option awards are “time based.” In order to provide an incentive for continued employment, stock options granted under our stock option plans generally vest 25% upon completion of 12 months of service and  1/36 per month thereafter, and generally expire six or ten years from the date of the grant, depending on the relevant compensation plan. This provides a reasonable time frame to align the executive officer compensation with the appreciation of our stock price while managing potential dilution effectively.

Initial stock option grants and annual option grants for plan participants are generally determined within ranges established for each job level. These ranges are established based on our desired pay positioning relative to the competitive market. Specific recruitment needs are taken into account for establishing the levels of initial option grants. Annual option grants take into consideration a number of factors, including performance of the individual, job level, prior grants and competitive external levels. The goals of option grant guidelines are to ensure future grants remain competitive from a grant value perspective and to ensure option usage consistent with option pool forecasts.

Option Grant Practice

The Compensation Committee has delegated the authority to make initial option grants to new employees (within an approved range) to executive management. During 2006, initial hire grants that were within the Chief Executive Officer’s approved range were granted quarterly, commencing in the second quarter, on the 27th of June, the 27th of September and the 27th of December. According to our practice, if the 27th of the last month of a quarter falls on a Friday, Saturday or Sunday, the meeting approving the grant is to be held on the following non-holiday Monday. Based on the definition of fair market value in our stock option plan, options are granted at 100% of the closing sales price of our stock on the last market trading date prior to the grant date.

We did not have any initial hire grants that were above executive management's approved range. In the event such a case was to occur in the future, such grants would be approved by the Compensation Committee with the grant date being the day after the first day of service and the exercise price being the closing sale price on the last market trading day prior to the grant date. For annual option grants to all employees, the Compensation Committee must review and submit its approval. In 2006, these grants were made on January 30. This timing enables management and the Compensation Committee to consider performance by both us and the individual and balance it against our expectations for the current year.

We do not time the granting of our options with any favorable or unfavorable news released by us. The initial grants are based on the timing of the quarterly pre-determined end-of-quarter dates. Proximity of any awards to an earnings announcement or other market events is coincidental.

Executive Equity Ownership

We encourage our executives to hold a significant equity interest in our company. However, we do not have specific share retention and ownership guidelines for our executives.

Performance-Based Compensation and Financial Restatement

We have not considered or implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executives and other employees where such payments were predicated upon the achievement of certain financial results that were subsequently the subject of a financial restatement.

Tax and Accounting Considerations

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code of 1986, as amended, restricts deductibility of executive compensation paid to our Chief Executive Officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under Section 162(m) or related regulations. The Compensation Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. Income related to stock options granted under our 1999 Stock Option Plan, the 2000 Stock Plan, the 2003 Stock Plan, the 2004 Stock Plan and the 2005 Incentive Compensation Plan generally qualify for an exemption from these restrictions imposed by Section 162(m). In the future, the Compensation Committee will continue to evaluate the advisability of qualifying its executive compensation for full deductibility.

Accounting for Stock-Based Compensation. On January 1, 2006, we began accounting for stock-based payments including our stock option program in accordance with the requirements of FASB Statement 123(R).

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

Robert S. Rosenschein

Robert S. Rosenschein is employed as our President and Chief Executive Officer pursuant to a five-year employment agreement that commenced on January 1, 2002 and was amended and restated as of January 8, 2004 and further amended on November 27, 2006. During 2006, Mr. Rosenschein’s annual base salary was set at $217,800. According to his amended agreement, Mr. Rosenschein’s annual base salary is subject to a 10% annual increase and an annual bonus to be determined at the discretion of our Board of Directors. Mr. Rosenschein or we may voluntarily terminate the employment agreement by providing no less than ninety days’ prior written notice.

If we terminate Mr. Rosenschein without cause, we shall extend the period during which Mr. Rosenschein may exercise his options granted after the date of his employment agreement by one (1) year from the effective date of his termination. Furthermore, if we terminate Mr. Rosenschein for any reason other than cause, we are required to pay him a lump sum of $150,000 less the severance pay portion of his Manager’s Insurance Policy (the “Policy”), regardless of the period remaining in the term of his employment agreement. If the Policy is greater than $150,000, then Mr. Rosenschein will be entitled to the entire amount payable under the Policy. At the time Mr. Rosenschein’s employment agreement was amended and restated in 2004, 241,964 options were granted to Mr. Rosenschein under the 2003 Stock Option Plan. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Rosenschein that have not vested as of the effective date of the change in control. If, within twelve months after such change in control, Mr. Rosenschein is terminated without cause, any unvested options that were granted to Mr. Rosenschein will vest immediately upon the effective date of the termination. Mr. Rosenschein has agreed to refrain from competing with us for a period of two years following the termination of his employment.

Steve Steinberg

Steve Steinberg is employed as our Chief Financial Officer pursuant to an employment agreement that commenced on April 1, 2004. During 2006, Mr. Steinberg’s annual base salary was set at $140,000. Mr. Steinberg or we may terminate the employment agreement by providing three months written notice.

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

Jeff Schneiderman

Jeff Schneiderman is employed as our Chief Technical Officer pursuant to an employment agreement that commenced on April 1, 2004. During 2006, Mr. Schneiderman’s annual base salary was set at $140,000. Mr. Schneiderman or we may terminate the employment agreement by providing three months written notice.

If we terminate Mr. Schneiderman without cause, we shall extend the period during which Mr. Schneiderman may exercise his options granted after the date of his employment agreement by one (1) year from the effective date of Mr. Schneiderman’s termination. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Schneiderman subsequent to his employment agreement that have not vested as of the effective date of the change in control. If, within twelve (12) months after such change in control, Mr. Schneiderman is terminated without cause, Mr. Schneiderman is entitled to four (4) months written notice and any unvested options that were granted to Mr. Schneiderman subsequent to the date of his employment agreement will vest immediately upon the effective date of the termination. Mr. Schneiderman has agreed to refrain from competing with us for a period of twelve (12) months following the termination of his employment.

Jeffrey S. Cutler

Jeffrey S. Cutler is employed as our Chief Revenue Officer pursuant to an employment agreement that commenced on March 15, 2005. The agreement provides for a base annual salary of $225,000. Mr. Cutler or we may terminate the employment agreement by providing thirty days written notice.

If we terminate Mr. Cutler without cause, or if Mr. Cutler resigns for certain “good reasons” enumerated below, we shall (i) extend the period during which Mr. Cutler may exercise his options granted after the date of his employment agreement by one year from the effective date of Mr. Cutler’s termination and (ii) pay Mr. Cutler a lump-sum cash payment equal to between six and twelve months of his base salary, depending upon his length of service at the time of such termination, meaning, this lump-sum cash payment increases by one month's pay for each six months that Mr. Cutler is employed by us, up to a cap of twelve months of base salary.

In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Cutler subsequent to his employment agreement that have not vested as of the effective date of the change in control. If we terminate Mr. Cutler’s employment without cause, or if Mr. Cutler resigns for certain “good reasons” enumerated below, at any time during the twelve (12) months subsequent to a change of control, then, 100% of any options granted to Mr. Cutler that have not vested will immediately vest and we will pay to Mr. Cutler a lump-sum cash payment equal to his annual base salary at the time of the change in control. If upon a change in control the market closing price of our common stock is less than 120% of our market closing price on the employment commencement date, then Mr. Cutler shall have the option to forfeit 200,000 of his options and he shall receive a stock award of 50,000 shares of our common stock.

Mr. Cutler may be eligible for a bonus of up to 75% of his base annual salary, contingent upon meeting certain performance goals. Mr. Cutler has agreed to refrain from competing with us following the termination of his employment for a period of between six (6) to twelve (12) months, depending on certain conditions enumerated in the employment agreement.

The "good reasons" for which Mr. Cutler may resign and be entitled to the certain benefits described above are the occurrence of any of the following events or conditions: (i) a substantial reduction in his base salary; (ii) his demotion prior to a change in control; (iii) our requirement that he be based at a location other than the New York City metropolitan area; or (iv) any material breach of his employment agreement on our part.

Bruce D. Smith

Bruce D. Smith is employed as our Vice President - Strategic Development pursuant to an employment agreement that commenced on July 27, 2005. Mr. Smith’s annual base salary was set at $175,000 between January 1, 2006 and June 20, 2006, and adjusted to $190,000 commencing June 21, 2006. Mr. Smith or we may terminate the employment agreement by providing three (3) months written notice.

In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Smith subsequent to his employment agreement that have not vested as of the effective date of the change of control. If we terminate Mr. Smith’s employment without Cause at any time during the twelve (12) months subsequent to a change in control, then, Mr. Smith will be entitled to three (3) months written notice and 100% of any options granted to Mr. Smith that have not vested will immediately vest. Mr. Smith has agreed to refrain from competing with us following the termination of his employment for a period of twelve (12) months.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and three other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the “named executive officers”) for fiscal year 2006.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value And Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($) (6)		Total ($)
Robert S. Rosenschein (1)	2006	209,724	(9)	—	—	98,406	—	—	31,884	(7)	340,014
Chief Executive Officer	2005	189,924	(9)	—	—	—	—	—	58,442	(8)	248,366
And Chairman	2004	179,563	(9)	—	—	—	—	—	22,451		202,014

Steve Steinberg (2)	2006	131,928	(9)	—	—	93,982	—	—	27,371		253,281
Chief Financial Officer	2005	125,317	(9)	—	—	—	—	—	26,958		152,275
	2004	111,924	(9)	30,000	—	—	—	—	26,374		168,298

Jeffrey S. Cutler (3)	2006	225,000	(9)	130,526	—	493,022	—	—	34,077		882,625
Chief Revenue Officer	2005	178,990	(9)	30,000	—	—	—	—	26,370		235,360
	2004	—		—	—	—	—	—	—		—

Jeff Schneiderman (4)	2006	131,400		—	—	94,619	—	—	27,341		253,360
Chief Technical Officer	2005	107,342		—	—	—	—	—	25,568		132,910
	2004	96,924		500	—	—	—	—	25,399		122,823

Bruce D. Smith (5)	2006	182,952		—	—	147,959	—	—	29,299		360,210
VP - Strategic	2005	74,936		—	—	—	—	—	14,760		89,696
Development	2004	—		—	—	—	—	—	—		—

*             Amounts represent stock-based compensation expense for fiscal year 2006, resulting from the adoption of SFAS 123R, as discussed in Note 2 (i), "Accounting for Stock-Based Compensation," of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-KSB.

(1)	Mr. Rosenschein was appointed our Chief Executive Officer in May 2001.

(2)	Mr. Steinberg was appointed our Chief Financial Officer in January 2004.

(3)	Mr. Cutler was appointed our Chief Revenue Officer in March 2005.

(4)	Mr. Schneiderman was appointed our Chief Technical Officer in March 2003.

(5)	Mr. Smith was appointed VP - Strategic Development in July 2005.

(6)
With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and unless expressly stated otherwise in a footnote below, none of the named executive officers received other compensation, perquisites and/or personal benefits in excess of $10,000.

(7)	Includes a deposit of $10,486 into a pension fund for the benefit of Mr. Rosenschein.

(8)	Includes a one-time lump sum payment of $26,000 for unused vacation days that accrued over the course of 2004 and previous years.

(9)	Does not include benefit associated with possession of company-leased vehicle.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding stock option awards to our named executive officers under our stock option plans during the fiscal year ended December 31, 2006:

Name	Grant Date		All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Total Grant-Date Fair Value ($)
Robert S. Rosenschein	January 30, 2006	(1)	80,000	13.75	429,407
Steve Steinberg	January 30, 2006	(1)	55,000	13.75	295,218
Jeffrey S. Cutler	January 30, 2006	(1)	20,000	13.75	107,352
Jeff Schneiderman	January 30, 2006	(1)	65,000	13.75	348,894
Bruce D. Smith	January 30, 2006	(1)	15,000	13.75	80,514
	June 21, 2006	(1)	15,000	9.65	56,014

(1)	25% of the grant exercisable as of 12 months following the Grant Date; 1/36 of the remainder exercisable on each of the following 36 monthly anniversaries.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2006.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Robert S. Rosenschein	176,432	65,532	5.06	August 5, 2013
	—	80,000	13.75	January 30, 2012

Steve Steinberg	10,634	227	11.51	August 5, 2013
	10,521	544	0.69	August 5, 2013
	17,648	4,073	2.76	August 5, 2013
	13,725	12,628	5.25	November 9, 2014
	—	55,000	13.75	January 30, 2012

Jeffrey S. Cutler	87,500	112,500	20.35	March 15, 2015
	—	20,000	13.75	January 30, 2012

Jeff Schneiderman	5,648	—	1.15	March 21, 2009
	10,861	—	2.76	October 20, 2009
	4,345	—	6.91	April 8, 2010
	8,689	—	11.51	August 1, 2011
	6,081	—	0.69	August 5, 2013
	11,914	10,962	5.25	November 9, 2014
	—	65,000	13.75	January 30, 2012

Bruce D. Smith	26,562	48,438	15.35	July 17, 2015
	—	15,000	13.75	January 30, 2012
	—	15,000	9.65	June 21, 2012

Option Exercises - Fiscal 2006

The following table summarizes the options exercised by named executive officers during the year ended December 31, 2006 and the value realized upon exercise:

	Options Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)

Robert S. Rosenschein	—	—
Steve Steinberg	15,000	145,336
Jeffrey S. Cutler	—	—
Jeff Schneiderman	26,500	279,514
Bruce D. Smith	—	—

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2006 for services to our company.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(*)	Total ($)
Jerry Colonna (1)	38,958	26,763	65,721
Lawrence S. Kramer (2)	35,417	26,763	62,180
Mark B. Segall (3)	38,958	26, 763	65,721
Edward G. Sim (4)	42,500	26, 763	69,293
Yehuda Sternlicht (5)	43,750	26, 763	70,513
Mark A. Tebbe (6)	38,958	26, 763	65,721

Total:	238,541	160,578	399,119

*
Amounts represent stock-based compensation expense for fiscal year 2006 for stock options granted in 2006 under SFAS 123R as discussed in Note 2, "Accounting for Stock-Based Compensation" subheading (i), “Valuation Assumptions for Stock Options,” of the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-KSB.

(1)	43,050 options were outstanding as of 12/31/06, of which 20,478 were exercisable as of December 31, 2006.

(2)	43,050 options were outstanding as of 12/31/06, of which 13,901 were exercisable as of December 31, 2006.

(3)	43,050 options were outstanding as of 12/31/06, of which 16,891 were exercisable as of December 31, 2006.

(4)	43,021 options were outstanding as of 12/31/06, of which 23,446 were exercisable as of December 31, 2006.

(5)	28,050 options were outstanding as of 12/31/06, of which 5,478 were exercisable as of December 31, 2006.

(6)	38,297 options were outstanding as of 12/31/06, of which 18,722 were exercisable as of December 31, 2006.

Cash Compensation. Our non-employee directors receive an annual base fee of $20,000, with no additional fee rendered for attendance at board meetings. In addition to their base fees, directors receive annual fees for membership on our committees, pursuant to the fee schedule set forth below:

	Director fee base	Audit membership	Compensation membership	Governance membership	Financing membership	Audit Chair	Other Chair	Total

Mr. Colonna	$20,000	$-	$2,500	$2,500	$-	$-	$2,500	$27,500
Mr. Kramer	20,000	-	-	2,500	2,500	-	-	25,000
Mr. Segall	20,000	-	-	2,500	2,500	-	2,500	27,500
Mr. Sim	20,000	5,000	2,500	-	-	-	2,500	30,000
Mr. Sternlicht	20,000	5,000	-	-	2,500	7,500	-	35,000
Mr. Tebbe	20,000	5,000	2,500	-		-	-	27,500

Total	$20,000	$15,000	$7,500	$7,500	$7,500	$7,500	$7,500	$172,500

We reimburse our non-employee Directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as Directors. Employee directors are not compensated for Board services in addition to their regular employee compensation.

Equity Compensation. During fiscal 2006, each member of the Board of Directors was eligible to receive stock awards under the terms of our 2005 Incentive Compensation Plan. New member of the Board receive an initial option grant to purchase 28,700 shares of our common stock with 25% of the shares vesting after one year from the date of grant and 1/36th of the shares vesting monthly thereafter. Continuing members of the Board of the Directors receive an annual option grant of 7,175 shares of common stock, to be granted on the date of the Annual Shareholders’ Meeting, with 25% of the shares vesting after one year from the date of grant and 1/36th of the shares vesting monthly thereafter.

There were no new members to the Board of Directors during fiscal 2006. All option grants were to continuing members, thus, each member received options to purchase 7,175 shares of the company’s common stock, granted on June 21, 2006 with an exercise price of $9.65 per share, based on the Nasdaq close price on June 21, 2006. The grant date fair value of these options, based on Black-Scholes valuation model, was approximately $3.73 per option.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table and accompanying footnotes set forth certain information as of March 15, 2007 with respect to the ownership of our common stock by:

•	each person or group who beneficially owns more than 5% of our common stock;

•	each of our directors;

•	our chief executive officer and three other highest paid executive officers whose total compensation exceeded $100,000 during the year ended December 31, 2006; and

•	all of our directors and officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired within 60 days from March 15, 2007, as a result of the exercise of options and warrants or the conversion of convertible securities. Accordingly, common stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within 60 days of March 15, 2007, have been included in the table with respect to the beneficial ownership of the person or entity owning the options, warrants and bridge notes, but not with respect to any other persons or entities.

Applicable percentage of ownership for each holder is based on 7,853,590 shares of common stock outstanding on March 15, 2007, plus any presently exercisable stock options and warrants held by each such holder, and options and warrants held by each such holder that will become exercisable or convertible within 60 days after March 15, 2007.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned		Percentage of Common Stock
Executive Officers and Directors:

Robert S. Rosenschein c/o Answers Corporation, Jerusalem Technology Park, The Tower, Jerusalem 91481 Israel	527,596	(2)	6.72
Steven Steinberg c/o Answers Corporation, Jerusalem Technology Park, The Tower, Jerusalem 91481 Israel	67,541	(3)	*
Jeff Schneiderman c/o Answers Corporation, Jerusalem Technology Park, The Tower, Jerusalem 91481 Israel	64,152	(4)	*
Jeffrey S. Cutler	110,416	(5)	1.41
Bruce D. Smith	42,499	(6)	*
Jerry Colonna	23,617	(7)	*
Lawrence S. Kramer	17,638	(8)	*
Mark B. Segall	22,529	(9)	*
Edward G. Sim	28,096	(10)	*
Yehuda Sternlicht	9,215	(11)	*
Mark A. Tebbe	57,518	(12)	*

All directors and executive officers as a group (11 individuals):	913,299		11.63

5% or greater stockholders:

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	972,610	(13)	12.38
Trellus Management Company, LLC 350 Madison Avenue, 9th Floor New York, New York 10017	440,000	(14)	5.60

(1)	Unless otherwise indicated, the business address of each of the following is c/o Answers Corporation, 237 West 35th Street, Suite 1101, New York, NY 10001.

(2)	Consists of 300,960 shares of common stock and 226,636 shares of common stock issuable upon exercise of options.

(3)	Consists of 7,500 shares of common stock and 60,041 shares of common stock issuable upon exercise of options.

(4)	Consists of 64,152 shares of common stock issuable upon exercise of options.

(5)	Consists of 110,416 shares of common stock issuable upon exercise of options.

(6)	Consists of 5,000 shares of common stock and 37,499 shares of common stock issuable upon exercise of options.

(7)	Consists of 23,617 shares of common stock issuable upon exercise of options.

(8)	Consists of 17,638 shares of common stock issuable upon exercise of options.

(9)	Consists of 2,500 shares of common stock and 20,029 shares of common stock issuable upon exercise of options.

10)	Consists of 916 shares of common stock and 27,180 shares of common stock issuable upon exercise of options.

11)	Consists of 9,215 shares of common stock issuable upon exercise of options.

12)	Consists of 35,062 shares of common stock and 22,456 shares of common stock issuable upon exercise of options.

13)	Based on information included on Form 13-G filed with the SEC on January 17, 2007

14)	Based on information included on Form 13-G filed with the SEC on February 13, 2007

* less than 1%

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

In May 2005, we entered into an agreement with Shopping.com, Inc. (“Shopping.com”), pursuant to which we obtain e-commerce information from the Shopping.com database in order to make such information available to Answers.com users. In a unanimous written consent of the disinterested members of our board of directors dated May 2, 2005, approving this agreement, the board acknowledged that Mr. Michael Eisenberg, at the time a director of Answers Corporation, also serves on the board of directors of Shopping.com, and as such was deemed to be an interested director with respect to the subject matter of the Shopping.com agreement. Mr. Eisenberg had no pecuniary interest in the Shopping.com agreement and did not take part in approving said transaction.

Any future transactions with officers, directors or 5% stockholders will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors who have access to our counsel or independent legal counsel at our expense.

ITEM 13. EXHIBITS

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation (Previously filed as Exhibit 3.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and is incorporated herein by reference)

3.1A
Certificate of Amendment to Amended and Restated Certificate of Incorporation (Previously filed as Exhibit A to the Registrant’s Definitive Proxy Statement filed August 31, 2005, and incorporated herein by reference)

3.2	Amended and Restated By-laws of Registrant (Previously filed as Exhibit 3.2 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)

4.1
Specimen Common Stock Certificate of the Registrant (Previously filed as Exhibit 4.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed July 16, 2004, and incorporated herein by reference)

10.1«
1999 Stock Option Plan of Registrant and form of Option Agreement thereunder (Previously filed as Exhibits 4.5B and 4.5A, respectively, to the Registration Statement on Form S-8 (File No. 333-123185) filed March 8, 2005, and incorporated herein by reference)

10.2«
2000 Stock Plan of Registrant and form of Option Agreement thereunder (Previously filed as Exhibits 4.4B and 4.4A, respectively, to the Registration Statement on Form S-8 (File No. 333-123185) filed March 8, 2005, and incorporated herein by reference)

10.3«	2003 Stock Plan (Previously filed as Exhibit 10.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)

10.3A«
Forms of Stock Option Agreement under the 2003 Stock Plan covering (i) employees of Registrant, and (ii) officers of Registrant (Previously filed as Exhibits 4.3A and 4.3B, respectively, to the Registration Statement on Form S-8 (File No. 333-123185) filed March 8, 2005, and incorporated herein by reference)

10.4«	2004 Stock Plan (Previously filed as Exhibit 10.2 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)

10.4A«
Forms of Stock Option Agreement under the 2004 Stock Plan covering (i) employees of Registrant, and (ii) officers of Registrant (Previously filed as Exhibits 4.2A and 4.2B, respectively, to the Registration Statement on Form S-8 (File No. 333-123185) filed March 8, 2005, and incorporated herein by reference)

10.5«	2005 Incentive Compensation Plan (Previously filed as Annex B to the Registrant’s Definitive Proxy Statement filed May 31, 2005, and incorporated herein by reference)

10.5A«	Form of Stock Option Agreement under the 2005 Incentive Compensation Plan covering Israel-based employees

10.5B«	Form of Stock Option Agreement 2005 Incentive Compensation Plan covering U.S.-based employees.

10.6«	Robert S. Rosenschein Employment Agreement (Previously filed as Exhibit 10.6 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)

10.7«	Steven Steinberg Employment Agreement (Previously filed as Exhibit 10.7 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated here by reference)

10.8«	Jeff Schneiderman Employment Agreement (Previously filed as Exhibit 10.8 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)

10.9«	Jeffrey S. Cutler Employment Agreement (Previously filed as Exhibit 10.9 to the annual report on Form 10-KSB (File No. 001-32255) filed March 31, 2005, and incorporated herein by reference)

10.10«	Bruce D. Smith Employment Agreement (Previously filed as Exhibit 10.10 to the annual report on Form 10-KSB (File No. 001-32255) filed March 20, 2006, and incorporated herein by reference)

10.11
Form of Warrants issued in connection with the Bridge Financing (Previously filed as Exhibit 10.5 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)

10.13
Form of Warrants issued in connection with exercise of Bridge Warrants (Previously filed as Exhibit 99.2 to the Current Report on Form 8-K/A (File No. 001-32255) filed February 7, 2005, and incorporated herein by reference)

Exhibit No.	Description

10.16
Purchase Agreement dated December 1, 2005 between the Registrant, Brainboost Partnership, Assaf Rozenblatt, Edo Segal and Jon Medved (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed December 7, 2005, and incorporated herein by reference)

10.17
Registration Rights Agreement dated December 1, 2005 between the Registrant, Brainboost Partnership, Assaf Rozenblatt, Edo Segal and Jon Medved (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32255) filed December 7, 2005, and incorporated herein by reference)

10.18
Assaf Rozenblatt Employment Agreement dated December 1, 2005 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-32255) filed December 7, 2005, and incorporated herein by reference)

10.19+	Google Services Agreement (“GSA”), GSA Order Form and GSA Order Form Terms and Conditions, all dated January 28, 2005

10.20+	Amendment No. 1 to Google Order Form and GSA, dated December 20, 2005

10.21+	Amendment No. 2 to Google Order Form, dated January 31, 2006

10.22+	API Agreement with Shopping.com, Inc. dated May 2, 2005

10.23
Lease Agreement with 35th Street Associates to lease office space in the building known as 237 West 35th Street in New York, NY, dated April 29, 2005 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed May 4, 2005, and incorporated herein by reference)

10.24
Supplemental agreement to operating lease agreement between GuruNet Israel Ltd., Answers Corporation’s wholly-owned subsidiary (“Subsidiary”) and Jerusalem Technology Park Ltd. dated July 26, 2005 in connection with Subsidiary’s relocation to new office space (a summary of the principal terms of this lease was previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed July 28, 2005, and incorporated herein by reference)

10.25«
Amendment to Robert S. Rosenschein's Amended and Restated Employment Agreement, dated as of November 27, 2006 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed November 29, 2006, and incorporated herein by reference)

10.26
Purchase Agreement dated November 2, 2006 among Answers Corporation, Interesting.com, Inc. and Chris Whitten (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed November 8, 2006, and incorporated herein by reference)

10.27
Non-Competition Covenant dated November 2, 2006 executed by Interesting.com, Inc. and Chris Whitten for the benefit of Answers Corporation (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32255) filed November 8, 2006, and incorporated herein by reference)

14.1	Code of Ethics and Business Conduct (Previously filed as Exhibit 14.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)

21.1*	List of Subsidiaries
23.1*	Consent of KPMG Somekh Chaikin, Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended

32*^
Certification of Principal Executive Officer and Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

* Filed herewith.

+ Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

^ The certifications attached as Exhibit 32 accompany this Annual Report on Form 10-KSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Answers Corporation for purposes of Section 18 of the Exchange Act.

« Indicates a management contract or compensatory plan or arrangement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our auditors for the year ended December 31, 2006 were Somekh Chaikin, Certified Public Accountants (Israel), members of KPMG International. We expect that KMPG will serve as our auditors for fiscal year 2007. All of the services described in the following fee table were approved by the Audit Committee.

	2006	2005
	$	$

Audit Fees (1)	216,000	155,000

Tax Fees (2)	3,750	5,000

All other fees (3)	0	0

Total	219,750	160,000

(1)
This category includes fees associated the audit of our annual financial statements, review of financial statements included in our Form 10-QSB quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements, for those fiscal years.

(2)	This category consists of services provided by KPMG for tax compliance.

(3)	This category consists of all other services provided by KPMG that are not reported above.

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

Answers Corporation

Date: March 19, 2007	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein, President, CEO
and Chairman of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Answers Corporation

Date: March 19, 2007	By:	/s/ Jerry Colonna
Jerry Colonna, Director

Date: March 19, 2007	By:	/s/ Lawrence S. Kramer
Lawrence S. Kramer, Director

Date: March 19, 2007	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein, President, CEO
and Chairman of the Board of Directors (Principal Executive Officer)

Date: March 19, 2007	By:	/s/ Mark B. Segall
Mark B. Segall, Director

Date: March 19, 2007	By:	/s/ Edward G. Sim
Edward G. Sim, Director

Date: March 19, 2007	By:	/s/ Steven Steinberg
Steven Steinberg, CFO
(Principal Financial Officer and Principal Accounting Officer)

Date: March 19, 2007	By:	/s/ Yehuda Sternlicht
Yehuda Sternlicht, Director

Date: March 19, 2007	By:	/s/ Mark A. Tebbe
Mark A. Tebbe, Director

Report of Independent Registered Public Accounting Firm

To the Stockholders of Answers Corporation:

We have audited the accompanying consolidated balance sheets of Answers Corporation and Subsidiary (collectively referred to as “the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Board of Directors and management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations, changes in stockholders’ equity and comprehensive loss, and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

As explained in Note 2i to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement 123R “Share-Based Payment”.

/s/ Somekh Chaikin
Somekh Chaikin
Certified Public Accountants (Israel)
A member of KPMG International

Jerusalem, Israel
March 19, 2007

Answers Corporation and Subsidiary

Consolidated Balance Sheets (in thousands except share and per share data)

	December 31	December 31
	2006	2005
	$	$
Assets

Current assets:
Cash and cash equivalents (Note 3)	4,976	2,840
Investment securities (Note 4)	4,102	11,163
Accounts receivable (Note 2 e)	1,304	451
Other prepaid expenses and other current assets	416	349
Total current assets	10,798	14,803

Long-term deposits (restricted) (Note 5)	218	211

Deposits in respect of employee severance obligations (Note 8)	856	610

Property and equipment, net (Note 6)	998	597

Other assets:
Intangible assets, net (Note 7)	6,010	5,384
Goodwill (Note 7 b)	437	-
Prepaid expenses, long-term	302	254
Deferred tax asset, long-term (Note 10)	11	13
Total other assets	6,760	5,651

Total assets	19,630	21,872

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	366	305
Accrued expenses	805	673
Accrued compensation	623	322
Deferred revenues, short-term (Note 2 g)	465	67
Total current liabilities	2,259	1,367

Long-term liabilities:
Liability in respect of employee severance obligations (Note 8)	828	622
Deferred tax liability, long-term (Note 10)	194	98
Deferred revenues, long-term (Note 2 g)	-	442
Total long-term liabilities	1,022	1,162

Commitments and contingencies (Note 11)

Stockholders' equity (Note 9):
Preferred stock: $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value; 30,000,000 shares authorized; 7,809,394 and 7,664,969 shares issued and outstanding as of December 31, 2006 and 2005, respectively	8	8
Additional paid-in capital	71,599	69,492
Deferred compensation	-	(3,518)
Accumulated other comprehensive loss	(31)	(29)
Accumulated deficit	(55,227)	(46,610)
Total stockholders' equity	16,349	19,343

Total liabilities and stockholders' equity	19,630	21,872

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Operations (in thousands except share and per share data)

	Year ended December 31
	2006	2005
	$	$

Revenues:
Advertising revenue	6,817	1,771
Answers services licensing	187	110
Subscriptions	25	172
	7,029	2,053

Costs and expenses:
Cost of revenue	3,406	1,158
Research and development	5,865	2,190
Sales and marketing	3,253	1,818
General and administrative	3,385	3,404
Total operating expenses	15,909	8,570

Operating loss	(8,880)	(6,517)

Interest income, net (Note 13)	553	555
Other expense, net (Note 14)	(176)	(42)

Loss before income taxes	(8,503)	(6,004)

Income taxes (Note 10)	(114)	(10)

Net loss	(8,617)	(6,014)

Basic and diluted net loss per common share	(1.12)	(0.88)

Weighted average shares used in computing basic and diluted net loss per common share	7,673,543	6,840,362

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Loss (in thousands except share data)

	Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity	Comprehensive loss
	Shares	Amount ($)	$	$	$	$	$	n$

Balance as of January 1, 2005	4,920,551	4,921	47,488	(45)	(28)	(40,596)	6,823	(40,624)

Issuance of common stock in connection with financial marketing advisory services	7,800	8	151	-	-	-	151	-
Issuance of common stock in connection with acquisition of technology, net of issuance costs of $12,500	109,750	110	1,383	-	-	-	1,383	-
Issuance of common stock in connection with deferred compensation	329,250	329	4,186	(4,187)	-	-	-	-
Issuance of common stock in connection with warrant re-load, net of $338,162 issuance costs	1,871,783	1,871	12,220	-	-	-	12,222	-
Issuance of common stock in connection with exercise of warrants	169,432	169	1,600	-	-	-	1,600	-
Issuance of common stock in connection with exercise of vested stock options	256,403	257	1,560	-	-	-	1,561	-
Issuance of warrants and stock options in connection with financial and marketing advisory services	-	-	791	-	-	-	791	-
Issuance of stock options to employees and directors	-	-	113	(113)	-	-	-	-
Amortization of deferred compensation	-	-	-	827	-	-	827	-
Unrealized loss on securities	-	-	-	-	(1)	-	(1)	(1)
Net loss for year	-	-	-	-	-	(6,014)	(6,014)	(6,014)

Balance as of December 31, 2005	7,664,969	7,665	69,492	(3,518)	(29)	(46,610)	19,343	(46,639)

Reversal of deferred compensation upon adoption of SFAS 123R (see Note 2 i)	-	-	(3,518)	3,518	-	-	-	-
Issuance of common stock in connection with exercise of vested stock options	144,425	144	326	-	-	-	326	-
Stock-based compensation to employees and Directors	-	-	5,299	-	-	-	5,299	-
Unrealized loss on securities	-	-	-	-	(2)	-	(2)	(2)
Net loss for year	-	-	-	-	-	(8,617)	(8,617)	(8,617)

Balance as of December 31, 2006	7,809,394	7,809	71, 599	-	(31)	(55,227)	16,349	(55,258)

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Cash Flows (in thousands)

	Years ended December 31
	2006	2005
	$	$
Cash flows from operating activities:
Net loss	(8,617)	(6,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,291	245
Deposits in respect of employee severance obligations	(202)	(147)
Loss on disposal of property and equipment	-	37
Increase in liability in respect of employee severance obligations	206	91
Deferred income taxes	107	10
Stock-based compensation to non-employees for services rendered	-	942
Stock-based compensation to employees and directors	1,810	129
Stock-based compensation in connection with the Brainboost transaction	3,489	698
Exchange rate (gains) losses	(51)	27
Changes in operating assets and liabilities:
Increase in accounts receivable and other current assets	(916)	(523)
Increase in long-term prepaid expenses	(48)	(107)
Increase in accounts payable	59	131
Increase in accrued expenses and other current liabilities	451	289
Increase (decrease) in short-term deferred revenues	398	(110)
Increase (decrease) in long-term deferred revenues	(442)	16
Net cash used in operating activities	(2,465)	(4,286)

Cash flows from investing activities:
Capital expenditures	(698)	(468)
Capitalization of software development costs	(36)	(22)
Acquisition of intangible assets (see Note 7 b)	(2,022)	(3,960)
Increase in long-term deposits	(7)	(44)
Purchases of investment securities	(14,236)	(32,489)
Proceeds from sales of investment securities	21,295	27,175
Net cash provided by (used in) investing activities	4,296	(9,808)

Cash flows from financing activities:
Exercise of common stock options and warrants	326	15,382
Net cash provided by financing activities	326	15,382

Effect of exchange rate changes on cash and cash equivalents	(21)	(13)
Net increase in cash and cash equivalents	2,136	1,275

Cash and cash equivalents at beginning of year	2,840	1,565

Cash and cash equivalents at end of year	4,976	2,840

Supplemental disclosures of cash flow information:
Income taxes paid	24	7

Non-cash investing and financing activities:
Issuance of common stock for acquisition of technology	-	1,383
Unrealized net loss from securities	2	1

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 1 - Business

Answers Corporation (“the Parent”), formerly GuruNet Corporation, was founded as a Texas corporation on December 22, 1998, and reorganized as a Delaware corporation in April 1999. On December 27, 1998, the Parent formed a subsidiary based in Israel (“the Subsidiary”), primarily for the purpose of providing research and development services to the Parent. The Parent and its wholly owned Subsidiary are collectively referred to as “the Company.” The Company operates answer-based search services to users through its Website, Answers.com, downloadable applications and co-brands.

The Parent began trading on Nasdaq under the symbol ANSW on August 2, 2005. Prior to such date, the Parent’s shares were traded on the American Stock Exchange under the symbol GRU. On October 17, 2005, the Parent changed its corporate name from GuruNet Corporation to Answers Corporation.

Note 2 - Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Answers Corporation and its Subsidiary and are presented in accordance with accounting principles generally accepted in the United States. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Transactions in foreign currency (primarily in New Israeli Shekels - “NIS”) are recorded at the exchange rate as of the transaction date. Monetary assets and liabilities denominated in foreign currency are translated on the basis of the representative rate of exchange at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currency are stated at historical exchange rates. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as they arise.

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

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

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

(g) Revenue Recognition

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

To date, the vast majority of the Company’s advertising revenue has been obtained through the efforts of third parties and has not been the result of direct contracts with advertisers. The third party is obligated to pay the Company a portion of the revenue it receives from advertisers, as compensation for the Company’s sale of promotional space on its Internet properties. Amounts received from such third parties are reflected as revenue in the period in which such advertising services are provided.

The Company also provides its answers-based search services to third parties that include the service in their own Websites. Revenues from the provision of such services are recognized in the period the services are provided.

In prior years, the Company sold subscriptions to its GuruNet product. The Company recognizes revenues from sales of subscriptions over the life of the subscription, which is generally one year, in accordance with Statement of Position (SOP) No. 97-2, “Software Revenue Recognition,” issued by the American Institute of Certified Public Accountants (AICPA). Sales that do not yet meet the criteria for revenue recognition, are classified as “Deferred Revenues” on the balance sheet and are amortized over the subscription period.

In 2003, the Company sold lifetime subscriptions to its consumer product, which had no defined termination date. Cash received from such lifetime subscriptions was recorded as deferred revenues. Beginning April 2004, certain users who purchased lifetime subscriptions in 2003, exchanged their lifetime subscriptions for free two-year subscriptions to a newer enhanced version of the GuruNet product. The cash previously received from such users is recognized over the new two-year subscription. Lifetime subscriptions, which were not exchanged for subscriptions with defined termination dates, continue to be deferred and amounted to $425,000 as of December 31, 2006. In February 2007, in accordance with the Company’s rights under the agreements it previously entered into with such lifetime subscribers, the Company terminated its GuruNet service and thereby extinguished its service obligation to such subscribers. Thus, the Company will recognize the $425,000 previously deferred, as revenue in the first quarter of 2007.

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

(h) Research and Development

SFAS No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased, or Otherwise Marketed," requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. The Company does not incur significant costs between the establishment of technological feasibility of its products and the point at which the products are ready for general release. Therefore, research and development costs are charged to the statement of operations as incurred.

Additionally, the Company capitalizes certain internal use software and Website development costs in accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use,” and Emerging Issues Task Force (EITF) 00-2, “Accounting for Web Site Development Costs.” The capitalized costs are amortized over their estimated useful lives, which vary between one and two years.

(i) Accounting for Stock-Based Compensation

Adoption of Statement of Financial Accounting Standards No. 123 (revised 2004)

Prior to January 1, 2006, the Company accounted for stock-based awards to employees and directors under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The intrinsic value method of accounting resulted in compensation expense for stock options to the extent option exercise prices were set below the market value of the Parent’s stock on the date of grant. To the extent stock option awards were forfeited prior to vesting, the previously recognized expense was reversed.

Additionally, prior to January 1, 2006, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation” (SFAS 123) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), for awards to its directors and employees. The fair value of options granted to employees and directors prior to May 12, 2004, the date of the Parent’s first filing with the U.S. Securities and Exchange Commission (SEC), in connection with its Initial Public Offering (IPO), was estimated on the date of grant using the minimum-value method. The fair value of options granted to employees and directors subsequent to May 12, 2004, was measured according to the Black-Scholes option-pricing model.

The fair value of options and warrants granted to non-employees prior to January 1, 2006 has been computed and accounted for in accordance with SFAS 123 and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and was measured according to the Black-Scholes option-pricing model.

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards based upon the fair value on date of grant and recognition of such compensation cost over the service period for awards expected to vest. Under this method, the Company recognizes compensation cost for awards granted on or after January 1, 2006, based on the Black-Scholes option-pricing model. Furthermore, with the exception of stock options granted to employees prior to May 12, 2004, the date of the Parent’s first filing with the SEC, in connection with its IPO, the Company recognizes compensation cost for unvested share-based awards as of January 1, 2006 based on the grant date fair value of those awards, as previously calculated and reported for pro-forma disclosure purposes, adjusted for estimated forfeitures. The Company recognizes compensation cost for unvested share-based awards as of January 1, 2006 that were granted prior to May 12, 2004, based on the intrinsic value of such grants on their grant date as calculated under APB 25. The value of stock options, as noted, is recognized as compensation expense on a straight-line basis, over the requisite service period of the entire award, net of estimated forfeitures. Based on its decision to use the modified prospective method in adopting SFAS 123R, the Company did not adjust the corresponding 2005 amounts included in these financial statements.

Additionally, upon the adoption of SFAS 123R effective January 1, 2006, the balance of deferred compensation as of December 31, 2005, amounting to $3,517,844, was reversed against additional paid-in capital and will be recorded based on the vesting terms of the stock-based awards for which this deferred compensation has been recorded in the past.

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

(i) Accounting for Stock-Based Compensation (cont’d)

Valuation Assumptions for Stock Options

The fair value for each stock option granted to employees and directors during the years ended December 31, 2006 and 2005 was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Year ended December 31
	2006	2005

Weighted average risk-free interest rate	4.65%	3.96%
Expected life (in years)	4.05	3.98
Weighted average expected volatility	41.16%	50.11%

The fair value for each stock option granted to non-employees during the year ended December 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions (no such options were granted during the year ended December 31, 2006):

	Year ended December 31
	2006	2005

Weighted average risk-free interest rate	N/A	4.01%
Contractual term (in years)	N/A	9.87
Weighted average expected volatility	N/A	72.36%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during 2006, is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 107 (SAB 107), giving consideration to the contractual term of the options and their vesting schedules. The expected life of the options granted to non-employees equals their contractual term.

Due to the lack of sufficient history of the Parent’s own stock volatility, the Parent estimates its own expected stock volatility based on the historical stock volatility of three other comparable companies.

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

(i) Accounting for Stock-Based Compensation (cont’d)

Fair Value Disclosures — Prior to SFAS 123(R) Adoption

Prior to January 1, 2006, as permitted by SFAS 123, the Company accounted for stock-based awards to employees and directors under the intrinsic value method and adopted the disclosure requirements of SFAS 123 and SFAS 148 for awards to its directors and employees.

The following table illustrates the effect on net loss and net loss per share, as if the Company had applied the fair value methods of SFAS No. 123 for accounting purposes:

Year ended December 31, 2005
$ (in thousands, except for per share data)

Net loss, as reported	(6,014)
Add:
Stock-based compensation expense to employees and directors included in Reported net loss, net of related tax effects	827
Deduct:
Stock-based compensation expense to employees and directors determined Under fair value based method for all awards, net of related tax effects	(1,553)

Pro-forma net loss	(6,740)

Net loss per common share, basic and diluted:

As reported	(0.88)

Pro-forma	(0.99)

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

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies (cont’d)

(k) Impairment of Property and Equipment, Goodwill and Intangible Assets

The Company evaluates its long-lived tangible and intangible assets for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” and SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Goodwill is subject to an annual test for impairment. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. As of December 31, 2006, no impairment has occurred.

(l) Net Loss Per Share Data

Basic and diluted net loss per common share are presented in conformity with the SFAS No. 128, "Earnings Per Share." Diluted net loss per share is the same as basic net loss per share as the inclusion of 3,098,258 and 2,916,534 common stock equivalents in 2006 and 2005, respectively, would be anti-dilutive.

(m) Comprehensive Loss

Comprehensive loss, as defined, includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, consists of net unrealized gains and losses on available-for-sale securities, net of tax, and the cumulative foreign currency translation adjustment.

(n) Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing this new standard to determine its effects, if any, on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes in current practice resulting from the application of the Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value re-measurement. The statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS 157 will have a material impact on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

(o) Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 3 - Cash and Cash Equivalents

Cash and cash equivalents consist of the following (in thousands):

	2006	2005
	$	$
In US dollars
Cash	637	318
Cash equivalents	4,339	2,413
In New Israeli Shekels (Cash only)	-	109

	4,976	2,840

Note 4 - Investment Securities

The Company’s investment securities consist mostly of investments in auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods of 28 days, classified as available-for-sale securities and stated at fair value. Unrealized gains and losses are not material and have, therefore, not been shown separately. However, they have been included as a separate component in the statement of changes in stockholders’ equity.

Note 5 - Long-term Deposits

Long-term deposits are comprised of a restricted deposit with a bank to secure a bank guarantee and other long-term deposits with vendors and credit card companies. As of December 31, 2006, the aforesaid deposit with a bank bears interest at a rate of the London Inter-Bank Bid Rate (LIBID) less 0.37% and is automatically renewed on a monthly basis.

Note 6 - Property and Equipment, Net

Property and equipment as of December 31, 2006 and 2005 consisted of the following (in thousands):

	2006	2005
	$	$

Computer equipment	2,104	1,450
Furniture and fixtures	159	143
Leasehold improvements	160	145

	2,423	1,738

Less: accumulated depreciation and amortization	(1,425)	(1,141)

	998	597

As of December 31, 2006 and 2005, approximately $480,000 and $310,000 of the aggregate value of the Company’s net fixed assets, respectively, were located in Israel.

During the years 2006 and 2005 the Company recorded $296,000 and $140,000 of depreciation expense, respectively.

During 2005, the Company recorded a loss on disposal of fixed assets of approximately $37,000, which was recorded in General and administrative expense.

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 7 - Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of December 31, 2006 and 2005 (in thousands):

	December 31, 2006			December 31, 2005
	Gross carrying amount	Accumulated Amortization	Net	Gross carrying amount	Accumulated amortization	Net
	$	$	$	$	$	$
Brainboost Answer Engine Technology	5,355	(966)	4,389	5,355	(74)	5,281

FAQ Farm
Technology	30	(1)	29	-	-	-
Q&A Database	207	(21)	186	-	-	-
Domain Names	1,068	(18)	1,050	-	-	-
Covenant Not to Compete	280	(15)	265	-	-	-

Domain name	80	(20)	60	80	(12)	68

Capitalized software development costs (see Note 2)	98	(67)	31	62	(27)	35

	7,118	(1,108)	6,010	5,497	(113)	5,384

During the years 2006 and 2005, the Company recorded $995,000 and $105,000 of amortization expenses, respectively. Amortization of Intangible Assets, Net, in each of the succeeding five years is estimated as follows (in thousands):

Year ending December 31	$

2007	1,220
2008	1,162
2009	1,108
2010	1,013
2011	938

5,441

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 7 - Intangible Assets, Net (cont’d)

(a) Brainboost Answer Engine - Technology

On December 1, 2005, (the “Acquisition Closing Date”) the Parent entered into a purchase agreement (the “Purchase Agreement”) to acquire all of the limited liability interests of Brainboost Technology, LLC, (“Brainboost”), a Delaware limited liability company, from the Brainboost Partnership (the “Seller”). The Parent, as a result of the acquisition, took title to, and possession of, all assets owned by Brainboost, which primarily consisted of all intellectual property rights associated with a functionality known as the Brainboost Answer Engine, an artificial intelligence technology targeting natural language search on the World-Wide-Web. The Company has integrated a beta version of the Brainboost Answer Engine into its Website to enable natural language search through Answers.com. The Company intends to further develop the technology in the future.

Pursuant to the Purchase Agreement, the Company paid the Seller an aggregate of $4,000,000 in cash and 439,000 shares of restricted common stock (the “Stock Consideration”) in the Parent. The number of shares issued was determined based upon the average share price of $10.2575 over a 20 consecutive day period that was designated by the Parent and the Seller prior to the Acquisition Closing Date. The fair value of the Stock Consideration was determined to be approximately $5.6 million, or $12.716 per share, based upon an average share price within 2 days before and after the Acquisition Closing Date. The Stock Consideration was subject to certain lock-up agreements that limited its transferability during the year subsequent to the Acquisition Closing Date.

Furthermore, on the Acquisition Closing Date, Parent entered into an employment agreement with one of the principals of the Seller (the “Principal”), with an effective date of December 5, 2005 (the “Employment Agreement”). Pursuant to the Employment Agreement, the Principal joined the Company as Director of Natural Language Research and took charge of the integration and further development of the acquired technology within the Company’s systems and proprietary products.

In connection with the Purchase Agreement and the Employment Agreement, the Parent entered into an escrow agreement on the Acquisition Closing Date, whereby 50%, 25%, and 25% of the Stock Consideration was scheduled to be released on March 1, June 1, and December 1, 2006, respectively, subject to certain performance and non-performance obligations. Because the Stock Consideration released in March and June 2006, a total of 329,250 shares, was originally subject to forfeiture based on the Principal’s employment, the value of such escrowed shares, in the amount of $4,186,743, has been recognized as research and development expense over the six-month requisite service period, beginning December 2005. The remaining 25% of shares released from escrow on December 1, 2006, a total of 109,750 shares, were not subject to the Principal’s employment and were included in the value of the Brainboost Answer Engine.

In addition, the Seller received certain non-transferable price protection rights, whereby a decline in the Parent’s average stock price for the 20 consecutive trading days immediately preceding the one-year anniversary of the Acquisition Closing Date, below $10.2575, would trigger the Seller’s right to receive from the Parent compensation for the reduction in the Stock Consideration’s value (the “Price Protection”). As the average stock price for the twenty consecutive trading days immediately preceding the one-year anniversary was above $10.2575, the price protection rights expired without tender of further consideration.

Upon adoption of SFAS 123R, the fair value of the portion of the Price Protection rights that relates to the Stock Consideration that was deemed compensation expense (see above) has been charged as stock-based compensation over the requisite six-month employment service period ended May 31, 2006. As a result, the Company recorded additional stock-based compensation expense of $55,000 during 2006.

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 7 - Intangible Assets, Net (cont’d)

(a) Brainboost Answer Engine - Technology (cont’d)

The transaction was accounted for as an asset acquisition. The allocation of the purchase price to the assets acquired was as follows (in thousands):

$

Acquired Technology - Brainboost Answer Engine	5,355
In-Process Research & Development	97

Total Assets Acquired	5,452

Value of escrowed shares charged to compensation expense over the six months ending May 31, 2006	4,187

Total Purchase Price	9,639

The In-Process Research and Development relates to projects that were substantive, yet incomplete as of the Acquisition Closing Date. Accordingly, it was not recorded as a separate asset on the balance sheet but as additional research and development expense as of the Acquisition Closing Date.

The value of escrowed shares relates to the Stock Consideration associated with the March and June escrow release dates and has been recorded as equity and charged to expenses on a straight-line basis over the six months ended May 31, 2006.

The Acquired Technology is included on the accompanying balance sheets in intangible assets, net, and is being amortized on a straight-line basis over an estimated useful life of six years. During 2006, $893,000 of the Acquired Technology has been amortized and recorded as cost of revenue.

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 7 - Intangible Assets, Net (cont’d)

(b) FAQ Farm

On November 2, 2006 (the “Closing Date”), the Parent acquired certain assets of Interesting.com, Inc. including the domain names www.faqfarm.com and www.wikianswers.com. The Web property behind these domains is a dynamic questions and answers Website (the “Acquired Website”) collaboratively written and edited by its visitors. As part of the acquisition, the Parent also purchased certain additional assets, including numerous other domain names, certain trade names, trademarks and other related intellectual property rights, certain databases of questions and answers accumulated to the closing date by the Acquired Website and software utilized for the operation of the Acquired Website. These assets (collectively referred to as “FAQ Farm”) were acquired in exchange for $2,000,000 in cash (the “Acquisition Costs”). In addition there were $22,000 of certain direct costs of acquisition, which have been added to the Acquisition Cost.

Following this acquisition, the sole shareholder of Interesting.com Inc. has joined the Company and will continue his efforts to grow information resources through the community-driven questions and answers platform offered by the Acquired Website.

Furthermore, the sole shareholder of Interesting.com, Inc. (the “Selling Shareholder”) provided the Company with a Non-Competition Covenant, pursuant to which, he undertakes not to compete, directly or indirectly, with the Company. Specifically, the Selling Shareholder agreed not to compete with the Company’s business in the areas of (i) collaborative questions and answers Websites, (ii) "wiki" community Websites, and/or (iii) any Websites targeting the collection and editing of information through user-generated content for a period of (A) 3 years for the area described in the foregoing (i) and (B) 1 year for the areas described in the foregoing (ii) - (iii). The Selling Shareholder further agreed not to interfere with the Company’s business and to refrain from approaching, contacting, or soliciting the Company’s users in connection with any purpose related to the above-mentioned non-compete areas.

For a period commencing on the Closing Date and ending one year thereafter, the parties to the agreement have agreed to indemnify each other for damages resulting from any breach of their respective representations, warranties and covenants provided under the agreement.

The transaction was accounted for as a business combination under the guidance of SFAS. No. 141,“Business Combinations.” The purchase price has been allocated as follows (in thousands):

$

Technology	30
Database of questions and answers	207
Domain Names	1,068
Covenant Not to Compete (CNC)	280

1,585

Goodwill	437

Total Acquisition Cost	2,022

All assets related to FAQ Farm, except for the Goodwill, are being amortized over their estimated useful lives as follows: Technology - 5 years; Database of questions and answers - 3 years (accelerated); Domain Names - 10 years; CNC - 3 years. Technology and Database of questions and answers are being amortized to Cost of revenue, Domain Names and CNC to General and administrative. In 2006, the Company recorded $22,000 and $33,000 of such amortization to Cost of revenue and General and administrative expenses, respectively. The Goodwill, although not amortized for accounting purposes, is expected to be deductible for tax purposes over a fifteen year period.

The Company’s financial results for the years 2006 and 2005 would not have been significantly different had the revenues and net results of FAQ Farm been included in the Company’s statements of operations for those years.

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 8 - Deposits and Liability in Respect of Employee Severance Obligations

Under Israeli law, employers are required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, based on the latest monthly salary multiplied by the number of years of employment as of the date of dismissal. As of December 31, 2006, this liability is covered by payments of premiums to insurance companies under approved plans and by a provision in these financial statements.

Note 9 - Stockholders’ Equity

Common Stock

During 2006, the Parent issued a total of 144,425 shares of common stock due to the exercise of 144,425 of the Parent’s outstanding stock options, for a total consideration of approximately $326,000.

On March 13, 2005, the Parent issued 7,800 shares of common stock to a financial marketing advisory firm, pursuant to a one-year agreement that began on December 13, 2004. The fair value of the shares, of $151,086, has been amortized to general and administrative expenses over the service period.

On December 1, 2005, the Parent issued 439,000 shares of common stock (“the Brainboost Shares”) pursuant to the Brainboost Purchase Agreement (see Note 7). The Brainboost Shares were subject to a lock-up agreement, as well as an escrow agreement, pursuant to which they were released at various dates over a period of 12 months from the Acquisition Closing Date. On March 21, 2006, and as a part of the Brainboost Purchase Agreement, the Parent filed an amended Registration Statement, to register the Brainboost Shares (the "Registration Statement") with the SEC. The Registration Statement was declared effective by the SEC on June 9, 2006.

Additionally, during 2005, the Parent issued a total of 2,297,618 shares of common stock, for a total consideration of approximately $15.7 million. These shares were issued due to the exercise of 2,297,618 of the Parent’s outstanding stock warrants and options.

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 9 - Stockholders’ Equity (cont’d)

Stock Warrants

As of December 31, 2006, there were 1,157,763 outstanding stock warrants with a weighted average exercise price of $16.21. All warrants are exercisable immediately. No warrants were exercised during 2006.

During the first quarter of 2005, 69,432 of the Bridge Warrants were exercised. As a result, the Parent issued an aggregate of 69,432 shares of its Common Stock, $0.001 par value (the "Common Stock"), for a total consideration of approximately $500,000.

Additionally, on February 4, 2005 the Parent entered into an agreement (the "Warrants Agreement"), with certain holders of Bridge Warrants, pursuant to which such holders exercised an aggregate of 1,871,783 Bridge Warrants at the stated exercise price thereof. As a result, the Parent issued an aggregate of 1,871,783 shares of its common stock for aggregate gross consideration of $12,559,699. Under the terms of the Warrants Agreement, in order to provide incentive to the warrant holders to exercise their Bridge Warrants, for every share of common stock purchased by the holders through the exercise of Bridge Warrants, the Parent issued to the warrant holders new warrants, dated February 4, 2005, to purchase such number of shares of common stock equal to 55% of the number of shares of common stock underlying their respective Bridge Warrants (the "New Warrants"). As a result, the Parent issued 1,029,488 of New Warrants at an exercise price of $17.27 per share. The New Warrants are immediately exercisable and expire on February 4, 2010. On April 6, 2005, and as a part of the Warrants Agreement, the Parent filed a Registration Statement, to register for resale the shares of common stock underlying the new warrants (the "Registration Statement") with the SEC. The Registration Statement became effective on April 21, 2005. In the Registration Statement, the Parent also registered 111,016 shares, warrants and stock options that had previously not been registered.

On January 20, 2005, the Parent entered into an agreement with an investment banking firm, which was also one of the underwriters of the Company’s IPO, to provide general financial advisory and investment banking services for $5,000 per month and for a minimum service period of six months. Further, upon signing of the contract, the investment banking firm received fully vested warrants to acquire 100,000 shares of Common Stock at an exercise price of $11.00. The fair value of the warrants, of $577,440, has been amortized to general and administrative expenses over the life of the minimum service period, and has been measured according to the Black-Scholes option-pricing model with the following assumptions: no dividend yield; risk-free interest rates of 3.68%; volatility of 65.69% and an expected life of five years. On August 30, 2005, all of the warrants were exercised. As a result, the Parent issued an aggregate of 100,000 shares of its Common Stock, $0.001 par value, for a total consideration of $1,100,000.

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 9 - Stockholders’ Equity (cont’d)

Stock Compensation Plans

The Company provides for direct grants or sales of common stock and common stock options to employees and non-employees through the following: the 1999 Stock Option Plan (the 1999 Plan), the 2000 Stock Option Plan (the 2000 Plan) and the 2003 Stock Option Plan (the 2003 Plan) (thereafter collectively “Prior Option Plans”), the 2004 Stock Option Plan (the 2004 Plan) and the 2005 Incentive Compensation Plan (the 2005 Plan). In addition, prior to 2005, the Company had granted stock options outside of its stock options plans to certain individuals and entities. As of December 31, 2006, 35,651 options were issued and outstanding outside of the Company’s stock option plans.

The 2005 Plan was approved by the Parent’s stockholders in July 2005, following the earlier adoption by the Parent’s board of directors. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards to officers, directors, employees, consultants and other persons who provide services to the Company. The total number of Company shares of common stock allowed for under the 2005 Plan was set at 850,000, upon its adoption, and was increased by 250,000 on June 21, 2006, following the approval of the Parent’s stockholders.

Under all of the Company’s option plans, options generally vest 25%, with respect to the number granted, upon the first anniversary date of the option grant, and the remainder vest in equal monthly installments over the 36 months thereafter. Vested options are exercisable immediately. The Parent issues new shares upon share option exercises.

The options generally expire between six to ten years after grant date. Except for grants to certain executives, employee options are generally forfeited, if not exercised, within three months of termination of employment.

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 9 - Stockholders’ Equity (cont’d)

Stock Options

During, 2006, the Company granted a total of 679,350 stock options, of which 656,350 stock options were granted under the Company’s 2005 Plan, and 23,000 stock options under its 2004 Plan.

The following table summarizes the Company’s stock option activity during 2005 and 2006:

	Number of Stock options	Weighted average exercise price

Balance as of January 1, 2005	1,203,555	$5.60

Granted (2005 and 2004 Plans)	565,650	$15.86
Exercised	(256,403)	$6.75
Forfeited	(83,281)	$6.25

Outstanding as of December 31, 2005	1,429,521	$8.96

Granted (2005 and 2004 Plans)	679,350	$12.41
Exercised	(144,425)	$2.26
Forfeited	(23,951)	$10.84
Outstanding as of December 31, 2006	1,940,495	$10.65
Vested as of December 31, 2006	717,418	$8.28

The weighted average fair value of options granted during 2006 and 2005, was $4.80 and $7.31 per option, respectively. The aggregate intrinsic value of options exercised during 2006 and 2005, was approximately $1,400,000 and $1,865,000, respectively, at the date of exercise.

As of December 31, 2006, 399,150 and 2,703 options were available for grant under the 2005 Plan and the 2004 Plan, respectively. All Prior Option Plans are closed for future grants.

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 9 - Stockholders’ Equity (cont’d)

Stock Options (cont’d)

The following table summarizes information about stock options outstanding as of December 31, 2006:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.69 - 5.00	202,932	5.83	$3.34	158,362	5.46	$3.03
5.06 - 9.71	695,685	7.91	$6.44	330,140	7.20	$5.35
10.54 - 14.49	705,678	5.99	$13.10	90,631	5.44	$12.14
15.35 - 20.35	336,200	8.31	$18.59	138,285	8.30	$18.77

December 31, 2006	1,940,495	7.07	$10.65	717,418	6.57	$8.28

December 31, 2005	1,429,521	8.27	$8.96	484,565	7.22	$4.20

The aggregate intrinsic value of stock options outstanding as of December 31, 2006, was approximately $7,290,000, of which approximately $4,420,000 relates to vested awards. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date.

The total fair value of stock options vested during 2006, amounts to $1,810,000, net of estimated forfeitures of $12,000, and was recorded as stock-based compensation expense following the adoption of SFAS 123R (see Note 2). Such stock-based compensation expense includes $55,000, related to Brainboost’s Price Protection rights (see Note 7 a).

As of December 31, 2006, there was $5,264,000 of unrecognized compensation cost, net of estimated forfeitures of $3,000, related to nonvested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows (in thousands):

Year ending December 31	$

2007	2,064
2008	1,868
2009	1,149
2010	183

5,264

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 10 - Income Taxes

The components of income (loss) before income taxes were (in thousands):

	Years ended December 31
	2006	2005
	$	$

U.S.	(9,026)	(6,358)
Non-U.S.	523	354

	(8,503)	(6,004)

Income tax expense attributable to income from continuing operations consists of the following (in thousands):

	Current	Deferred	Total
	$	$	$
Year ended December 31, 2006:
U.S.	-	-	-
Non-U.S.	93	21	114

	93	21	114

Year ended December 31, 2005:
U.S.	-	-	-
Non-U.S.	-	10	10

	-	10	10

The income tax expense for the years ended December 31, 2006 and 2005, differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following (in thousands):

	Years ended December 31
	2006	2005
	$	$

Computed “expected” tax benefit	(2,891)	(2,041)
Effect of State and Local taxes	(810)	(664)
Income tax rate adjustment for State & Local taxes	256	915
Effect of foreign income	(99)	(111)
Change in valuation allowance	1,898	1,246
Tax exempt interest income	-	(78)
Non-deductible expenses	631	208
Adjustment to prior year’s NOL's and other items	1,131	535
Other	(2)	-

	114	10

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 10 - Income Taxes (cont’d)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below (in thousands):

	Years ended December 31
	2006	2005
	$	$
Deferred tax assets:
Miscellaneous accrued expenses	410	268
Property and equipment	-	2
Intangible assets	1,003	369
Capitalized start-up costs	196	1,372
Foreign miscellaneous accrued expenses	11	13
Deferred stock compensation	131	-
Net operating loss	19,191	17,007

Total gross deferred tax assets	20,942	19,031

Less: Valuation allowance	(20,916)	(19,018)

Net deferred tax asset	26	13

Deferred tax liabilities:
Property and equipment	(15)	-
Tax related to deemed distributions from Approved Enterprise	(194)	(98)

Total gross deferred tax liabilities	(209)	(98)

Net deferred tax liability	(183)	(85)

Because of the Company's lack of earnings history, as of December 31, 2006 and 2005, the U.S. deferred tax assets have been fully offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2006 and 2005 was an increase of $1,898 thousand and $1,246 thousands, respectively. Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2006 will be allocated as follows (in thousands):

$

Income tax benefits that would be reported in the consolidated statement of earnings	(20,338)
Goodwill and other non-current intangible assets	-
Additional Paid in Capital	(578)

Total	(20,916)

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 10 - Income Taxes (cont’d)

The Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $49 million at December 31, 2006 and $42 million at December 31, 2005. The federal NOLs will expire if not utilized on various dates from 2019 through 2026. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. The Company estimates two significant changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986 that would trigger the limitations. The first took place in September 1999 in connection with the Preferred Stock Class C issuance and the second took place in October 2004 with respect to the Initial Public Offering. Based on current estimates and assumptions, an annual limitation is imposed on the ability of the Company to use $32 million of these NOL carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $32 million of the Company's NOLs is approximately $1.8 million per year. Any unused portion of the $1.8 million annual limitation applicable to the Company's restricted NOLs is available for use in future years until such NOLs are scheduled to expire. The Company's other $17 million of NOLs are not currently subject to such limitations. The Israel Subsidiary has capital loss carryforwards of approximately $600,000, which can be applied to future capital gains for an unlimited period of time under current tax rules.

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

As of December 31, 2006, the Company has not provided for deferred income taxes on the undistributed earnings of approximately $2,535 thousand of its Israel Subsidiary since these earnings are intended to be reinvested indefinitely. A deferred tax liability will be recognized when the Company no longer demonstrates that it plans to permanently reinvest the undistributed earnings. It is impracticable to determine the amount of additional taxes payable when these earnings are remitted.

Under its "Approved Enterprise" status, income arising from the Israel Subsidiary's approved activities is subject to zero tax under the "alternative benefit” path for a period of ten years. In the event of distributions by the Israel Subsidiary to the Parent, the Israel Subsidiary would have to pay a 10% corporate tax on the amount distributed. Should the Israel Subsidiary derive income from sources other than the Approved Enterprise during the relevant period of benefits, such income would be taxable in Israel at the tax rate in effect at that time (31% being the rate in effect during 2006). Deferred tax assets and liabilities in the financial statements result from the Israel tax that would result if the Israel Subsidiary made distributions its retained earnings to its Parent.

During 2003, the Israel Subsidiary filed a completion report on its investment program. Final approval of the program was received from the Investment Center in March 2004. Final tax assessments from the Israeli income tax authorities have been received for the years through 2003. In addition, in February 2004, the Israel Subsidiary applied for a second (expansion) investment program based on terms similar to the first program. Formal approval of the application in respect of the second program was received from the Investment Center in July 2004. In December 2006, the Subsidiary filed a final status report on its second investment program which must be approved by both, the Investment Center and the Israeli income tax authorities.

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

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 11 - Commitments and Contingencies

(a)	Future minimum lease payments under non-cancelable operating leases for office space and cars, as of December 31, 2006 are as follows (in thousands):

Year ending December 31	$

2007	458
2008	417
2009	363
2010	207

1,445

Rental expense for operating leases for the years ended December 31, 2006 and 2005 was approximately $408,000 and $386,000, respectively.

(b)
A bank guarantee given to the Israel Subsidiary’s landlord, is secured by a lien on some of the Israel Subsidiary’s bank deposits. As of December 31, 2006, such deposits amounted to $314,000, including a restricted long-term deposit of $96,000 (see Note 5).

(c)
In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, Web-hosting, marketing and investor relations arrangements. As of December 31, 2006, the total future commitments under these arrangements amount to approximately $1,468,000.

(d)
On July 14, 2005, a former marketing employee of the Company (“the Employee”), filed a statement of claim (“the Claim) with the Regional Labor Court in Jerusalem, Israel (“the Court”), against the Parent, the Subsidiary, the Parent’s Chief Executive Officer and its Chief Financial Officer, in the amount of approximately US$50,000, for deferred salary, severance pay and unpaid commissions, as well as 43,441 options to purchase such number of our shares of common stock, with an exercise price of $2.76 per share. The Company is currently in the process of negotiating a settlement with the Employee. The Company denies the Claim, but nonetheless has included a provision in its financial statements for an amount it believes is sufficient, based on consultation with its legal counsel.

Answers Corporation and Subsidiary

Notes to Consolidated Financial Statements

Note 12 - Fair Value of Financial Instruments

The Company's financial instruments at December 31, 2006 and 2005 consisted of cash and cash equivalents, investment securities, accounts receivable, deposits in respect of employee severance obligations, security deposits, accounts payable, accrued liabilities, liability in respect of employee severance obligations and deferred revenues. The carrying amounts of all the aforementioned financial instruments, approximate fair value primarily due to the short-term maturities of these assets and liabilities.

Note 13 - Interest Income, Net

Interest income, net, in 2006 and 2005 is comprised almost entirely of interest income earned from cash and cash equivalents and investment securities.

Note 14 - Other Expense, Net

On December 1, 2005, the Parent acquired Brainboost Technology, LLC for $4 million in cash and 439,000 shares of common stock (see Note 7 a). The stock component of the consideration was subject to a Registration Rights Agreement pursuant to which the Parent agreed that if such registration statement was not declared effective by April 1, 2006, it would pay the Seller a penalty of $100,000 per month, pro rated per day. The registration statement was declared effective as of June 9, 2006, therefore the Parent paid the Seller $227 thousand in the second quarter of 2006. Such amount was paid in cash and is reflected in other expense, net, in 2006.

Note 15 - Major Customer

During the years 2006 and 2005, the vast majority of the Company's advertising revenue was generated through the efforts of third party suppliers (the “Monetization Partners”). Additionally, during 2006 and 2005, the Company earned approximately 68% and 81% of its advertising revenue, respectively, through one of its Monetization Partners.

Note 16 - Related Parties

In May 2005, the Parent entered into an agreement with Shopping.com, Inc. ("Shopping.com") pursuant to which the Company obtains e-commerce information from the Shopping.com database in order to make such information available to Answers.com users. At such time, one of the members of the Company’s board of directors, also served on the board of directors of Shopping.com, and as such was deemed to be an interested director with respect to the subject matter of the Shopping.com agreement. Such director had no pecuniary interest in the Shopping.com agreement, and did not take part in approving said transaction.

Note 17 - Subsequent Events

On March 5, 2007, the Parent granted 274,800 common stock options to the Company’s officers and employees, at an exercise price of $11.61 per option.