Form 10-Q
period 2007-03-31
Answers CORP
filed 2007-05-14
CIK 1283073

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ____

Commission File Number: 001-32325

ANSWERS CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	98-0202855
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

237 West 35th Street, Suite 1101, New York, New York	10001
(Address of principal executive offices)	(Zip Code)

(646) 502-4777
(Registrant’s telephone number)

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      ☒                      No      ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer   ☐         Accelerated filer         ☐           Non-accelerated filer           ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐                      No       ☒

The number of the registrant’s shares of common stock outstanding was 7,853,590 as of May 11, 2007.

ANSWERS CORPORATION

FORM 10-Q

CONTENTS

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

INTRODUCTORY NOTE

This Report on Form 10-Q for Answers Corporation (“Answers” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Accordingly, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties set forth under “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and other periodic reports filed with the SEC. Accordingly, to the extent that this Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Answers' actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Answers Corporation and Subsidiary

Consolidated Balance Sheets (unaudited, in thousands except share and per share data)

	March 31	December 31
	2007	2006
	$	$
Assets

Current assets:
Cash and cash equivalents	4,186	4,976
Investment securities	4,787	4,102
Accounts receivable	1,362	1,304
Prepaid expenses and other current assets	657	416
Total current assets	10,992	10,798

Long-term deposits (restricted)	217	218

Deposits in respect of employee severance obligations	921	856

Property and equipment, net	1,162	998

Other assets:
Intangible assets, net	5,696	6,010
Goodwill	437	437
Prepaid expenses, long-term, and other assets	322	362
Total other assets	6,455	6,809
Total assets	19,747	19,679

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	245	366
Accrued expenses	879	805
Accrued compensation	636	623
Deferred revenues, short-term	24	465
Total current liabilities	1,784	2,259

Long-term liabilities:
Liability in respect of employee severance obligations	1,006	828
Total long-term liabilities	1,006	828

Commitments and contingencies

Stockholders' equity:
Preferred stock: $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock; $0.001 par value; 30,000,000 shares authorized; 7,853,590 and 7,809,394 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	8	8
Additional paid-in capital	72,266	71,599
Accumulated other comprehensive loss	(30)	(31)
Accumulated deficit	(55,287)	(54,984)
Total stockholders' equity	16,957	16,592
Total liabilities and stockholders' equity	19,747	19,679

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Operations (unaudited, in thousands except share and per share data)

	Three months ended March 31
	2007	2006
	$	$

Revenues:
Advertising revenue	2,884	1,090
Answers services licensing	77	53
Subscriptions	425	11
	3,386	1,154

Costs and expenses:
Cost of revenue	1,144	684
Research and development	722	2,637
Sales and marketing	982	642
General and administrative	926	800
Total operating expenses	3,774	4,763

Operating loss	(388)	(3,609)

Interest income, net	100	141
Other expense, net	(15)	(3)

Loss before income taxes	(303)	(3,471)

Income taxes	—	(2)

Net loss	(303)	(3,473)

Basic and diluted net loss per common share	(0.04)	(0.47)

Weighted average shares used in computing basic and diluted net loss per common share	7,826,584	7,432,817

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Cash Flows (unaudited, in thousands)

	Three months ended March 31
	2007	2006
	$	$
Cash flows from operating activities:
Net loss	(303)	(3,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	448	284
Deposits in respect of employee severance obligations	(62)	(19)
Increase in liability in respect of employee severance obligations	179	61
Deferred income taxes	—	2
Stock-based compensation to employees and directors	525	408
Stock-based compensation in connection with the Brainboost transaction	—	2,093
Exchange rate losses	15	3
Changes in operating assets and liabilities:
Increase in accounts receivable and other current assets	(58)	(189)
Increase in prepaid expenses and other current assets	(201)	(16)
Decrease in accounts payable	(122)	(160)
Increase in accrued expenses and other current liabilities	83	149
Decrease in short-term deferred revenues	(441)	(20)
Decrease in long-term deferred revenues	—	(6)
Net cash provided by (used in) operating activities	63	(883)

Cash flows from investing activities:
Capital expenditures	(298)	(108)
Capitalization of software development costs	—	(18)
Purchase of intangible assets	—	(16)
Increase in long-term deposits	1	(1)
Purchases of investment securities	(3,203)	(6,519)
Proceeds from sales of investment securities	2,517	7,368
Net cash provided by (used in) investing activities	(983)	706

Cash flows from financing activities:
Exercise of common stock options	142	98
Net cash provided by financing activities	142	98

Effect of exchange rate changes on cash and cash equivalents	(12)	(2)
Net decrease in cash and cash equivalents	(790)	(81)

Cash and cash equivalents at beginning of period	4,976	2,840

Cash and cash equivalents at end of period	4,186	2,759

Supplemental disclosures of cash flow information:
Income taxes paid	1	2

Non-cash investing activities:
Unrealized net loss from securities	1	2

The accompanying notes are an integral part of these consolidated financial statements.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Business and Summary of Significant Accounting Policies

The Company

Answers Corporation (“the Parent”), formerly GuruNet Corporation, was founded as a Texas corporation on December 22, 1998, and reorganized as a Delaware corporation in April 1999. On December 27, 1998, the Parent formed a subsidiary based in Israel (“the Subsidiary”), primarily for the purpose of providing research and development services to the Parent. The Parent and its wholly owned Subsidiary are collectively referred to as “the Company.” The Company provides answer-based search services to users through its flagship Website, Answers.com, its Q&A platform, WikiAnswers.com, downloadable applications and co-brands.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Answers Corporation and its Subsidiary and are presented in accordance with accounting principles generally accepted in the United States. All significant intercompany balances and transactions have been eliminated in consolidation.

According to item 10 of Regulation S-B, commencing January 1, 2007, the Company is no longer considered a “small business issuer”.

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 1 - Business and Summary of Significant Accounting Policies (cont’d)

Revenue Recognition

The Company, through its Websites Answers.com and WikiAnswers.com and co-branded sub-domains of Answers.com, generates revenues via advertising in the form of sponsored links and image ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, the Company earns revenue based on the number of clicks associated with such ads; in the paid-for-impression model, the Company’s revenue is derived from the display of ads.

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

In 2003, the Company sold lifetime subscriptions to its GuruNet product, which had no defined termination date. Cash received from such lifetime subscriptions was recorded as deferred revenues and amounted to $425,000 as of December 31, 2006. In February 2007, in accordance with the Company’s rights under the agreements it previously entered into with such lifetime subscribers, the Company terminated its GuruNet service and thereby extinguished its service obligation to such subscribers. Thus, the Company recognized the $425,000 previously deferred, as revenue in the first quarter of 2007.

Recently Issued Accounting Standards

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2 - Stockholders’ Equity

General

The following table summarizes the changes in the Company’s stockholders’ equity during the three-month period ending March 31, 2007:

$ (in thousands)

December 31, 2006	16,592

Exercise of stock options	142
Stock-based compensation	525
Other comprehensive income	1
Net loss for the period	(303)
March 31, 2007	16,957

Common Stock

During the three months ended March 31, 2007, the Company issued a total of 44,196 shares of common stock due to the exercise of 44,196 of the Company’s outstanding stock options, for a total consideration of approximately $142,000.

Stock Warrants

As of March 31, 2007 there were 1,157,763 outstanding stock warrants with a weighted average exercise price of $16.21. All warrants are exercisable immediately. No warrants were exercised during the three months ended March 31, 2007.

Stock Compensation Plans

The Company provides for direct grants or sales of common stock, and common stock options to employees and non-employees through the following: the 1999 Stock Option Plan, the 2000 Stock Plan and the 2003 Stock Plan (collectively, the “Prior Option Plans”), the 2004 Stock Plan and the 2005 Incentive Compensation Plan (the “2005 Plan”).

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

Stock Options

During the three months ended March 31, 2007, the Company granted a total of 286,600 stock options to its employees and officers at an average exercise price of $11.67 per option. All such options were granted under the Company’s 2005 Plan. Additionally, during the same period, 17,000 stock options were forfeited.

As of March 31, 2007, 129,550 and 2,703 options were available for grant under the 2005 Plan and the 2004 Stock Plan, respectively. All Prior Option Plans are closed for future grants.

The total fair value of stock options vested during the first quarter of 2007, amounted to $525 thousand and was recorded as stock-based compensation expense.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3 - Commitments and Contingencies

(a)	Future minimum lease payments under operating leases for office space and cars, as of March 31, 2007, are as follows:

Year ending December 31	$ (in thousands)

2007 (nine months ending December 31)	381
2008	418
2009	363
2010	207
1,369

Rental expense for operating leases for the three months ended March 31, 2007 and 2006 was $122,000 and $108,000, respectively.

(b)
All of the Subsidiary’s obligations to its bank, including the bank guarantee given to the Subsidiary’s landlord, are secured by a lien on all of the Subsidiary’s deposits at such bank. As of March 31, 2007, deposits at such bank amounted to $400,000, including a restricted long-term deposit of $95,000.

(c)
In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and investor relations arrangements. As of March 31, 2007, the total future cash commitments under these arrangements amount to approximately $1,343,000.

(d)
On November 2, 2006 (the “Closing Date”), the Parent acquired certain assets of Interesting.com, Inc. including the domain names www.faqfarm.com and www.wikianswers.com in exchange for $2,000,000 in cash (the “Acquisition Costs”). For the period commencing on the Closing Date and ending one year thereafter, the parties to the agreement have agreed to indemnify each other for damages resulting from any breach of their respective representations, warranties and covenants provided under the agreement.

(e)
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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4 - Income Tax

(a)
In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 as of January 1, 2007. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

As of the adoption date, the Company had unrecognized tax benefits of approximately $180,000, including associated estimated interest and penalties which were not material, both of which did not change significantly during the three months ended March 31, 2007. Of such amount, approximately $90,000, if recognized, would impact the effective tax rate in 2007. We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

The Parent or its Subsidiary files income tax returns in the U.S. federal jurisdiction, various state & local, and foreign jurisdictions. With the exception of one state jurisdiction, the Parent is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003, whereas the Subsidiary is no longer subject to foreign examinations by its tax authority for years prior to 2004. The New York State Department of Taxation and Finance commenced an examination of the Company’s New York State income tax returns for 2003 through 2005 but has not yet notified the Company of any proposed adjustments. While we cannot predict or provide assurance as to the final outcome of these proceedings, we do not expect the ultimate liability to have a material adverse effect on our consolidated financial position, results of operations or cash flows.

(b)
The 2006 financial statements as previously presented by the Company in reports and SEC filings, have been modified to account for an immaterial error in the income tax expense in the Consolidated Statements of Operations and deferred taxes on the Consolidated Balance Sheets involving an over-accrual of deferred income taxes relating to the Subsidiary’s accumulated earnings, as a result of applying the distributed tax rate as opposed to the undistributed tax rate.

Note 5 - Major Customer

During the first three months of 2007, practically all of the Company's advertising revenue was generated through the efforts of third party suppliers (the “Monetization Partners”). Additionally, during the three months ending March 31, 2007, the Company earned approximately 66% of its advertising revenue through one of its Monetization Partners.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and other financial information appearing elsewhere in this Quarterly Report. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties, including the risks referred to in Item 1A of Part II in this quarterly report. Our actual results may differ materially from those anticipated in such forward-looking statements.

Overview

Our flagship Web property, launched in January 2005, Answers.comTM, is an online answer-based information portal that provides users with answers covering millions of topics. At our core, we are an aggregator and publisher of rich content spanning such categories as health, finance, entertainment, business and much more. Our technology aggregates and presents targeted information from disparate sources and delivers results to users’ queries in a single consolidated view - a unified snapshot of content from a multitude of sources. Our topic library contains over 180 reference titles, many from brand-name publishers. Additionally, we offer "1-Click Answers" - a software tool that facilitates more efficient access to Answers.com by allowing users working in almost any application, such as e-mail, spreadsheet or word processing to click on a word or phrase within a document and access Answers.com’s online library via an instant, pop-up AnswerTip information bubble. Our common stock is listed on the Nasdaq Global Market under the symbol "ANSW".

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

Answers.com Traffic, Monetization and Licensing of Answers Services

Our revenue is primarily driven by the query traffic generated by Answers.com and our ability to effectively monetize that traffic. Our current Answers.com traffic originates primarily from:

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

Our primary revenue model for Answers.com traffic is based on advertising. Our ad revenue is earned from performance-based ads, whereby we earn revenue based on number of clicks associated with such ads (e.g., sponsored links), and pay-per-impression advertising, whereby revenues are derived from the display of ads (e.g., graphic display ads). Prior to the fourth quarter of 2006, it was generally our practice not to contract directly with advertisers, but rather, to obtain advertisements through the efforts of third parties that contract with advertisers seeking to advertise in their network of Web sites, including our Web sites. We refer to such third parties as “Monetization Partners.” Monetization Partners generally compensate us by paying Answers a portion of the revenue they earn from advertisers for our provision of promotional space on our Web sites. In the latter half of 2006 we began developing direct ad sales capabilities within our organization, and we began seeing some direct ad revenue in the fourth quarter of 2006. We expect direct ad revenue to become a greater part of our overall revenue in the second half of 2007.

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

Acquisition of WikiAnswers (formerly FAQ Farm) and Related Assets

On November 2, 2006, we entered into a purchase agreement with Interesting.com, Inc. (the “Seller”) and Chris Whitten, the sole shareholder of the Seller, pursuant to which we acquired from the Seller for an aggregate of $2,000,000 in cash, the domain name and Web property known as www.faqfarm.com and www.wikianswers.com, a questions and answers Website collaboratively written and edited by its community of users. As part of the acquisition, we also purchased certain other assets, including, software utilized for the operation of the Website, other domain names, certain trade names, trademarks and other related intellectual property rights, certain databases of questions and answers accumulated to date by the Website and the goodwill associated with the Website. Since the acquisition, we have re-branded the product's name to WikiAnswers, and the site is presently available at wikianswers.com. This Web property will be referred to as "WikiAnswers" in the remainder of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Revenues

Revenues in the first quarter of 2007 increased by $2,232 thousand, or 193%, compared to the same period in 2006. The table below sets forth the composite details of our revenues for these periods (in thousands):

	Three Months Ended
	March 31, 2007	March 31, 2006

Advertising Revenue	$2,884	$1,090
Answers Services Licensing	77	53
Subscriptions	425	11
	$3,386	$1,154

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

Our Answers.com average daily queries and RPMs have grown significantly since our launch in January 2005, as follows:

	Average Daily Queries	Advertising Revenues (thousands)	RPM

Q-1 2005	900,000	$107	$1.32
Q-2 2005	1,780,000	$357	$2.20
Q-3 2005	1,770,000	$500	$3.07
Q-4 2005	2,100,000	$807	$4.18
Q-1 2006	2,590,000	$1,090	$4.67
Q-2 2006	2,690,000	$1,457	$5.95
Q-3 2006	3,020,000	$1,810	$6.48
Q-4 2006	3,850,000	$2,400	$6.77
Q-1 2007	4,860,000	$2,768	$6.32

In 2005 and 2006, our Answers.com RPM rose each quarter due to the implementation of various optimization methods, including, changes to Answers.com's design, changes of color, background, placement and number of textual ads displayed on our Answers.com web pages, increasing the size and number of display ads per page, adding or switching Monetization Partners, increases in the revenue-share percentage offered by Monetization Partners, the types of ads we introduced, the type of content displayed and the introduction of direct ad sales toward the end of 2006. In the first quarter of 2007 we experienced a decline in our Answers.com RPM, as compared to the fourth quarter of 2006, our first Answers.com RPM decline since we launched Answers.com. The decline was primarily the result of the slow start of our direct ad sales efforts. In the fourth quarter of 2006, we had one very large advertising campaign that generated approximately $240,000 of our total direct ad sales revenue of $291,000. In the first quarter of 2007, our total direct ad sales revenue amounted to only $94,000, and was comprised of many small and moderately sized campaigns. The lack of a very large campaign in the first quarter of 2007 of the magnitude of the one we had in the fourth quarter of 2006 is the primary reason for the decline in Answers.com RPM. While we plan to continue focusing on optimizing our monetization, utilizing and expanding on many of the techniques we’ve used in the past, we believe that the primary factor that will improve our Answers.com RPMs is selling ads directly through our own sales force alongside the continued use of Monetization Partners. Absent growth in direct ad sales revenue, our Answers.com RPMs will fluctuate somewhat around current levels. In the second quarter of 2007 we plan on adding three new ad salespersons to our team, in addition to the one person who is now selling ads. Thus, we expect direct ad sales to grow a small amount in the second quarter of 2007, as compared to this quarter, and more significantly in the third and fourth quarters of 2007. As our ad sales grow and become a more significant part of our revenue, we expect to see growth in our Answers.com RPM.

While we earn advertising revenue from various Monetization Partners, two of the providers, Google and Shopping.com, accounted for approximately 60% and 9%, respectively, of our total revenue, in the first quarter of 2007 and 66% and 15%, respectively, of our total revenue, in the first quarter of 2006. In addition to Google and Shopping.com, we utilize the services of other Monetization Partners that provide us with ads that are served on Answers.com. There are many companies in the market that provide Internet ad services similar to those provided by our own Monetization Partners, including Google and Shopping.com. Thus, while Google and Shopping.com contributed most of our revenue in 2006, we do not feel that our ad revenue strategy is dependent on any one provider. Our strategy is to work with Monetization Partners that we believe maximize the average amount of revenue we earn per page view. Nevertheless, the loss of Google as a Monetization Partner would have an adverse impact on our financial condition, as we may not succeed in receiving terms and ad services as favorable as those provided under our agreement with Google .

Advertising revenues in the first quarter of 2007 include $116 thousand generated from WikiAnswers, representing 4% of the quarter’s advertising revenue. Going forward, we expect that WikiAnswers will comprise a larger percentage of our advertising revenue.

Approximately $49 thousand and $26 thousand of the advertising revenues generated during the first quarters of 2007 and 2006, respectively, resulted from traffic that partners, such as Mozilla Corporation, the owner of the Mozilla Firefox Web property, sent us. We incurred fees to those partners of approximately $22 thousand and $12 thousand, for such traffic, during the first quarters of 2007 and 2006, respectively. Such amount is reflected in cost of revenue sold, and we refer to this as traffic acquisition costs.

Subscription Revenue

Prior to December 2003, we sold lifetime subscriptions to GuruNet, generally for approximately $40. In December 2003, we altered our pricing model and moved to a fixed-term subscription model, generally, for $30 per year. We have not sold subscriptions since January 2005.

Subscription revenue in the first quarter of 2006 relates to fixed-term subscriptions we sold prior to January 2005, as we recognized the revenue from fixed term subscriptions over the lives of such subscriptions. Prior to the first quarter of 2007, we did not recognize any revenue from the lifetime subscriptions we previously sold since such subscriptions had no defined term. As of December 31, 2006, such deferred subscription revenue amounted to $425 thousand. On February 2, 2007, in accordance with our rights under the agreements we entered into with such subscribers, we terminated the GuruNet service and thereby extinguished our service obligation to such subscribers; thus, we recognized the entire $425 thousand previously deferred, as revenue, in the first quarter of 2007.

Cost of Revenue

Cost of revenue is comprised almost entirely of fees to third party providers of content, Web search service fees, ad serving fees, amortization of the cost of acquired software used in our products, data center costs (including depreciation of information technology assets), traffic acquisition costs (contractual revenue sharing fees to various Web site operators for visitors directed to Answers.com or co-branded sub-domains of Answers.com), as well as the salaries, benefits, travel and overhead costs relating to personnel who are responsible for content editing and integration, production operations and customer support.

Cost of revenue in the first quarter of 2007 was $1,144 thousand compared to $684 thousand during the same period in 2006, a net increase of $460 thousand or 67%. The increase in costs was due mostly to increases in compensation costs of $79 thousand as a result of staffing additions in our production operations, and content departments, and March 2007 salary increases; increases in data center costs (including depreciation of information technology assets) required to manage more internet traffic of $160 thousand; and increases in content licensing costs of $92 thousand. Additionally, in the first quarter of 2007 we incurred $57 thousand in ad serving service costs, and $32 thousand of amortization relating to wikianswers intangible assets we purchased in November 2006, costs we did not have in the first quarter of 2006. We began using third-party ad serving services in June 2006, to assist us in managing the multiple monetization partners, we now utilize, and to support our direct ad sales operations, thus we had no similar third-party ad serving costs during the first quarter of 2006.

Research and Development Expenses

The salaries, benefits, travel and overhead costs of personnel conducting research and development of our products and services, and consulting costs, comprise almost all of our research and development expenses. Our research and development team works mostly on projects related to user interface improvements, enhanced product functionality, disambiguation, scalability, performance and other development related to increasing traffic, monetization and site retention.

Research and development expenses in the first quarter of 2007 was $722 thousand compared to $2,637 thousand in the same quarter in 2006, a net decrease of $1,915 thousand or 73%. The net decrease is due, primarily, to compensation charges resulting from the acquisition of Brainboost Technology, LLC, discussed below, that amounted to $2,093 thousand in the first quarter of 2006, but did not recur in the first quarter of 2007. The aforesaid decrease was partially offset by increases in compensation-related expenses, of approximately $115 thousand, due to growth in our research and development team and March 2007 salary increases.

On December 1, 2005, we acquired Brainboost Technology, LLC, creators of the Brainboost Answer Engine (“BAE”) - artificial intelligence technology enabling natural language search on the Web - for $4 million in cash and 439,000 shares of restricted stock (including certain price protection rights), valued at approximately $5.6 million. As a result of the purchase we acquired software technology, the BAE, valued at approximately $5.4 million. Under the terms of the Brainboost purchase, 50% and 25% of the shares of the aforesaid restricted stock were held in escrow for 3 and 6 months after the purchase date, respectively, and release from escrow was contingent upon our continued employment of one of the principals of the general partnership that formerly owned Brainboost Technology, LLC, an expert in artificial intelligence and natural language search technology, thus such escrowed shares were deemed to be compensation for services to be performed by the said principal of the seller over the six-month period ending May 31, 2006. Because the escrow criteria were met, such shares were released from escrow, as scheduled, on March 1, 2006 and June 1, 2006. The value of such shares, of approximately $4.2 million, was charged to compensation expense, on a straight-line basis, over the requisite six-month employment commitment period, thus resulting in $2,093 thousand of compensation expense in the first quarter of 2006.

Sales and Marketing Expenses

The salaries, benefits, travel and overhead costs of sales and marketing, and product management personnel, marketing consulting, public relations and marketing services and advertising and promotional costs, comprise almost all of sales and marketing expenses.

Sales and marketing expense in the first quarter of 2007 was $982 thousand compared to $642 thousand during the same period in 2006, a net increase of $340 thousand or 53%. The net increase is due to a number of factors. Compensation-related expenses, rose $304 thousand, from $455 thousand to $759 thousand, primarily due to growth in our sales and marketing team, including the hiring of a Vice President of Ad Sales, an ad sales manager and a business development manager. Overhead rose $34 thousand and we incurred $54 thousand of expenses relating to internet and marketing metrics software and information services (i.e. third-party services such as ComScore and Web Side Story) in the first quarter of 2007, expenses we did not incur during the same period in 2006. The aforementioned increases were offset, to some extent, by decreases in advertising and promotion expenses of approximately $89 thousand. We have found that spending large amounts of money on traditional advertising activities is not generally cost effective. Since we obtain so much of our traffic from search engines, we in effect have hundreds of thousands of visitors coming to our site each day, at no direct cost to us. Our limited advertising and promotional activities are focused on public relations and reaching “influencers” such as educators and librarians.

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

General and administrative expenses in the first quarter of 2007 was $926 thousand compared to $800 thousand during the same period in 2006, a net increase of $126 thousand or 16%. The net increase is comprised of many individual line expenses that increased and decreased. The most significant changes were increased compensation expense, excluding stock-based compensation, of $93 thousand, and increased stock-based compensation expense of $47 thousand.

Interest Income, Net

Interest income, net, in the first quarters of 2007 and 2006, was $100 thousand and $141 thousand, respectively. The decrease resulted primarily from significantly lower average cash and investment securities balances during the first quarter of 2007 as compared to the same quarter in 2006.

Other Expenses

Other expenses, which are comprised of foreign currency exchange gains and losses, were $15 thousand in the first quarter of 2007 compared to $3 thousand during the same period in 2006, an increase of $12 thousand.

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

We had net operating loss carryforwards for federal income tax purposes of approximately $49 million at March 31, 2007 and $43 million at March 31, 2006. The federal net operating losses will expire if not utilized on various dates from 2019 through 2027. Because we have experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on our ability to use $32 million of these carryforwards. Our best estimate at this time is that the annual limitation on the use of $32 million of our NOLs is approximately $1.8 million per year. Any unused portion of the $1.8 million annual limitation applicable to our restricted NOLs is available for use in future years until such NOLs are scheduled to expire. Our other $17 million of NOLs are not currently subject to such limitations. Our Israeli subsidiary has capital loss carryforwards of approximately $680 thousand that can be applied to future capital gains for an unlimited period of time under current tax rules.

Our Israeli subsidiary had income during the quarters ending March 31, 2007 and 2006, resulting from its cost plus agreement with the parent company. Pursuant to such agreement, the Israeli subsidiary charges Answers for research and development services it provides Answers, plus 12.5%. However, the subsidiary is an “approved enterprise” under Israeli law, which means that income arising from the subsidiary’s approved activities is subject to zero tax under the “alternative benefit” path for a period of ten years. In the event of distributions by the subsidiary to the parent, the subsidiary would have to pay a 10% corporate tax on the amount distributed.

Net Loss

Our net loss decreased to $303 thousand in the first quarter of 2007, from $3,473 thousand during the same period in 2006, as a result of the changes in our revenues, income, costs and expenses as described above.

Critical Accounting Judgments and Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2006 and 2005, and our consolidated interim financial statements for the quarters ended March 31, 2007 and 2006, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

With the exception of stock options granted to employees prior to May 12, 2004, the date of our first filing with the U.S. Securities and Exchange Commission in connection with our IPO, we determine the fair value of stock options (for disclosure purposes prior to January 1, 2006, and for accounting purposes beginning January 1, 2006) granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options and warrants granted to non-employees, for accounting purposes, using the Black-Scholes valuation model. Prior to our IPO, in October 2004, the market value of the underlying stock was based on estimates, including volatility estimates that are inherently highly uncertain and subjective, since prior to our IPO there had been no public market for our stock. Subsequent to our IPO, we have not had sufficient history to actually predict our volatility, therefore, our assumptions about stock price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our actual stock price volatility. Had we made different assumptions about the market value of our stock, stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different, in the three months ended March 31, 2007 and 2006.

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

In July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48) effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under FIN 48, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, otherwise, the company must increase the valuation allowance correspondingly. We adopted the provisions of FIN 48 as of January 1, 2007 and it has not had a material impact on our financial statements.

Recently Issued Accounting Pronouncements

SFAS 159 - The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective for us on January1, 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, cash flows, and results of operations.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, and investment securities, which amounted to $8,973 thousand, as of March 31, 2007, and were raised through various financing events that took place in 2004 and 2005, and cash inflows from revenues. In October 2004, we raised approximately $10.8 million, net of underwriting fees and offering expenses, through our IPO and the exercise of the over-allotment option. After repaying certain bridge notes that did not convert to common shares at the time of the IPO, of $3,160,000, approximately $7.6 million remained. In 2005, we raised approximately $15.4 million from the exercise of warrants and options, of which approximately $12.2 million was raised from a February 2005 Warrant Reload Agreement with certain holders of warrants that were issued by us in 2004 in connection with a bridge financing. The first quarter of 2007 marks the first time we’ve ever had net cash provided by our operations. Previously, we used cash in our operations in every quarter since inception. Our ability to continue this positive trend will depend primarily on our ability to produce net income before non-cash expenses such as depreciation and amortization and stock-based compensation, although, even if we achieve that goal we could still use cash in operations if we experience changes in our operating assets and liabilities because of the timing of collection on revenues or payment of expenses.

Cash flows were as follows (in thousands):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Net cash provided by (used in) operating activities	$63	$(883)
Net cash (used in) provided by investing activities	$(983)	$706
Net cash provided by financing activities	$142	$98

Despite a net loss of $303 thousand in the first quarter of 2007, we had net cash provided by operations of $63 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling items are the $525 thousand of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, depreciation and amortization of $448 thousand, and the recognition of $441 thousand of previously deferred revenue, $425 thousand of which, relates to the lifetime subscriptions we sold in 2003. Despite a net loss of $3,473 thousand in the first quarter of 2006, our net cash used in operations was $883 thousand. The primary reason for the large difference is that $408 thousand of our operating expenses were the result of non-cash, stock-based compensation to employees and directors, and approximately $2.1 million of our operating expenses were the result of non-cash, stock-based compensation that resulted from the Brainboost transaction (see Research and Development discussion above for further details).

Net cash used in and provided by investing activities in the first quarters of 2007 and 2006, respectively, is attributable mostly to purchases of investment securities less the proceeds from the sale of investment securities, as delineated in our Consolidated Statement of Cash Flows. Investment securities consist mostly of investments in auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods of 28 days, classified as available-for-sale securities and stated at fair value. Additionally, in the first quarters of 2007 and 2006 we invested $298 thousand and $108 thousand in capital expenditures, respectively.

Cash flow from financing activities in the first quarters of 2007 and 2006 relates to the net proceeds from the exercise of stock options.

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

Contractual Obligations and Commitments

As of March 31, 2007, we had the following known contractual obligations and commitments (in thousands):

	$
	Purchase Contracts	Operating Leases	Total

Remainder of 2007	649	381	1,030
2008	433	418	851
2009	235	363	598
2010	25	207	232
	1,342	1,369	2,711

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk. Our revenue is denominated solely in U.S. dollars. Most of our expenses are also based in U.S. dollars; however, we are subject to a significant amount of expenses that are denominated in New Israeli Shekels (NIS). We expect this level of NIS expenses to continue in the near future. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on our results of operations. In addition, to the extent we hold cash and cash equivalents that are denominated in currencies other than the U.S. dollar, we are subject to the risk of exchange rate fluctuations. We are currently considering using various hedging tools in order to minimize the effect of currency fluctuations on our income; however, to date, we have not utilized such tools.

Other Market Risk. We invest most of our excess cash in highly liquid investments with an original maturity of three months or less, and in investment securities that consist mostly of investments in auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods of 28 days. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk arising from our investments. We invest some of the excess cash we have for terms in excess of three months in order to achieve a higher yield. Based on our investment policy, such instruments are highly rated by rating agencies and therefore we believe that there is no material exposure to the principal amount nor to interest rate risks arising from these longer-term investments.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of March 31, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 6 (Management's Discussion and Analysis of Financial Condition and Plan of Operation) of our Annual Report on Form 10-KSB for the year ended December 31, 2006 (the "Annual Report"), which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors disclosed in the Annual Report.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSWERS CORPORATION
(Registrant)

Date: May 14, 2007	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein
Chief Executive Officer

Date: May 14, 2007	By:	/s/ Steven Steinberg
Steven Steinberg
Chief Financial Officer
(Principal Financial Officer)