Form 10-Q
period 2007-06-30
Answers CORP
filed 2007-08-14
CIK 1283073

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2007

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

Yes ☐        No ☒

The number of the registrant’s shares of common stock outstanding was 7,854,053 as of August 10, 2007.

ANSWERS CORPORATION

FORM 10-Q

INTRODUCTORY NOTE

This Report on Form 10-Q for Answers Corporation (“Answers” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, which are discussed in Item 1A, “Risk Factors” and in other sections of this Form 10-Q and in our other filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make.

Although, there may be events in the future that we are not able to accurately predict or control, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Accordingly, to the extent that this Form 10-Q contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Answers' actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Answers Corporation and Subsidiary

Consolidated Balance Sheets (unaudited, in thousands except share and per share data)

	June 30	December 31
	2007	2006
	$	$
Assets

Current assets:
Cash and cash equivalents	4,540	4,976
Investment securities	3,985	4,102
Accounts receivable	1,279	1,304
Prepaid expenses and other current assets	847	416
Total current assets	10,651	10,798

Long-term deposits (restricted)	333	218

Deposits in respect of employee severance obligations	975	856

Property and equipment, net of $1,690 and $1,425 accumulated depreciation as of June 30, 2007 and December 31, 2006, respectively	1,182	998

Other assets:
Intangible assets, net of $1,736 and $1,108 accumulated amortization as of June 30, 2007 and December 31, 2006, respectively	5,382	6,010
Goodwill	437	437
Prepaid expenses, long-term, and other assets	312	362
Total other assets	6,131	6,809

Total assets	19,272	19,679

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	317	366
Accrued expenses	873	805
Accrued compensation	717	623
Deferred revenues, short-term	8	465
Total current liabilities	1,915	2,259

Liability in respect of employee severance obligations	1,046	828

Commitments and contingencies

Stockholders' equity:
Preferred stock: $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value; 30,000,000 shares authorized; 7,854,053 and 7,809,394 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	8	8
Additional paid-in capital	72,867	71,599
Accumulated other comprehensive loss	(30)	(31)
Accumulated deficit	(56,534)	(54,984)
Total stockholders' equity	16,311	16,592

Total liabilities and stockholders' equity	19,272	19,679

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Operations (unaudited, in thousands except share and per share data)

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
	$	$	$	$

Revenues:
Answers.com aAdvertising revenue	2,728	1,457	5,612	2,547
Answers service licensing	82	46	159	99
Subscriptions	-	8	425	19
	2,810	1,511	6,196	2,665

Costs and expenses:
Cost of revenue	1,320	808	2,464	1,492
Research and development	748	1,951	1,469	4,588
Sales and marketing	1,072	678	2,054	1,320
General and administrative	1,019	965	1,945	1,765
Total operating expenses	4,159	4,402	7,932	9,165

Operating loss	(1,349)	(2,891)	(1,736)	(6,500)

Interest income, net	112	145	212	286
Other income (expenses), net	4	(201)	(12)	(204)

Loss before income taxes	(1,233)	(2,947)	(1,536)	(6,418)

Income tax (expense) benefit	(14)	5	(14)	3

Net loss	(1,247)	(2,942)	(1,550)	(6,415)

Basic and diluted net loss per common share	(0.16)	(0.38)	(0.20)	(0.85)

Weighted average shares used in computing basic and diluted net loss per common share	7,853,818	7,678,328	7,840,140	7,555,185

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Interim Consolidated Statements of Cash Flows (unaudited, in thousands)

	Six months ended June 30
	2007	2006
	$	$
Cash flows from operating activities:
Net loss	(1,550)	(6,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	892	594
Deposits in respect of employee severance obligations	(119)	(95)
Increase in liability in respect of employee severance obligations	214	85
Stock-based compensation to employees and directors	1,123	856
Stock-based compensation in connection with the Brainboost transaction	-	3,489
Exchange rate losses (gains)	12	(23)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	24	(400)
Increase in prepaid expenses and other assets	(78)	(111)
Increase (decrease) in accounts payable	(49)	34
Increase in accrued expenses and other current liabilities	(20)	197
Decrease in short-term deferred revenues	(457)	(34)
Decrease in long-term deferred revenues	-	(12)
Net cash used in operating activities	(8)	(1,835)

Cash flows from investing activities:
Capital expenditures	(448)	(308)
Capitalization of software development costs	-	(36)
Purchase of intangible assets	-	(55)
Increase in long-term deposits	(100)	(3)
Deferred charges relating to planned acquisition	(114)	-
Purchases of investment securities	(3,205)	(8,816)
Proceeds from sales of investment securities	3,321	12,545
Net cash (used in) provided by investing activities	(546)	3,327

Cash flows from financing activities:
Exercise of common stock options	145	173
Net cash provided by financing activities	145	173

Effect of exchange rate changes on cash and cash equivalents	(27)	23
Net increase (decrease) in cash and cash equivalents	(436)	1,688

Cash and cash equivalents at beginning of period	4,976	2,840

Cash and cash equivalents at end of period	4,540	4,528

Supplemental disclosures of cash flow information:
Income taxes paid	5	4

Non-cash investing activities:
Deferred charges relating to planned acquisition	190	-
Unrealized net loss from securities	1	1

The accompanying notes are an integral part of these consolidated financial statements.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Business and Summary of Significant Accounting Policies

The Company

Answers Corporation (“the Parent”), formerly GuruNet Corporation, was founded as a Texas corporation on December 22, 1998, and reorganized as a Delaware corporation in April 1999. On December 27, 1998, the Parent formed a wholly owned subsidiary based in Israel (“the Subsidiary”), primarily for the purpose of providing research and development services to the Parent. The Parent and the Subsidiary are collectively referred to as “the Company.” The Company provides answer-based search services to users through its flagship Web property, Answers.com, its Q&A platform, WikiAnswers.com, downloadable applications and co-brands.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Answers Corporation and its Subsidiary and are presented in accordance with accounting principles generally accepted in the United States. All significant inter-company balances and transactions have been eliminated in consolidation.

According to item 10 of Regulation S-B, commencing January 1, 2007, the Company is no longer considered a “small business issuer”.

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 1 - Business and Summary of Significant Accounting Policies (cont’d)

Revenue Recognition

The Company, through its websites Answers.com and WikiAnswers.com, and co-branded sub-domains of Answers.com, generates revenues via advertising in the form of sponsored links and image ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, the Company earns revenue based on the number of clicks associated with such ads; in the paid-for-impression model, the Company’s revenue is derived from the display of ads.

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

Derivatives and hedging

The Company accounts for derivatives and hedging based on Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivatives meet the definition of a hedge and are so designated, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings.

In June 2007, the Subsidiary entered into several forward exchange contracts to hedge certain foreign currency denominated expenses. These derivatives were not designated as hedging instruments under the rules of SFAS 133 and therefore the net gains (losses) are recognized in earnings. During the three and six months ended June 30, 2007, such losses amounted to $2,500, and are included in Other expenses, net.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157,“Fair Value Measurements”, (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes in current practice resulting from the application of the Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value remeasurement. The statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS 157 will have a material impact on its consolidated financial position and results of operations.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2 - Stockholders’ Equity

General

The following table summarizes the changes in the Company’s stockholders’ equity during the six-month period ending June 30, 2007:

$ (in thousands)

December 31, 2006	16,592

Exercise of stock options	145
Stock-based compensation	1,123
Other comprehensive loss	1
Net loss for the period	(1,550)

June 30, 2007	16,311

Common Stock

During the six months ended June 30, 2007, the Company issued a total of 44,659 shares of common stock due to the exercise of 44,659 of the Company’s outstanding stock options, for a total consideration of approximately $145,000.

Stock Warrants

As of June 30, 2007 there were 1,157,763 outstanding stock warrants with a weighted average exercise price of $16.21 per warrant. All warrants are exercisable immediately. No warrants were exercised during the six months ended June 30, 2007.

Stock Options

During the six months ended June 30, 2007, the Company granted a total of 375,150 stock options to its employees, officers and directors at an average exercise price of $11.90 per option. All such options were granted under the Company’s 2005 Plan. Additionally, during the same period, 23,400 stock options were forfeited.

As of June 30, 2007, 43,400 and 6,703 options were available for grant under the 2005 Plan and the 2004 Stock Plan, respectively. All Prior Option Plans are closed for future grants.

The total fair value of stock options vesting during the six months ended June 30, 2007, amounted to $1,123,000 and was recorded as stock-based compensation expense.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3 - Commitments and Contingencies

(a)	Future minimum lease payments under operating leases for office space and cars, as of June 30, 2007, are as follows:

Year ending December 31	$ (in thousands)

2007 (six months ending December 31)	232
2008	436
2009	382
2010	217

1,267

Rental expense for operating leases for the three months ended June 30, 2007 and 2006 was $122,000 and $98,000, respectively. Rental expense for operating leases for the six months ended June 30, 2007 and 2006 was $240,000 and $185,000, respectively.

(b)
All of the Subsidiary’s obligations to its bank, including the bank guarantee given to the Subsidiary’s landlord, are secured by a lien on all of the Subsidiary’s deposits at such bank. As of June 30, 2007, deposits at such bank amounted to $890,000, including a restricted long-term deposit of $95,000.

(c)
In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and investor relations arrangements. As of June 30, 2007, the total future cash commitments under these arrangements amount to approximately $1,228,000.

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

(e)
On July 14, 2005, a former marketing employee of the Company (“the Employee”), filed a statement of claim (“the Claim) with the Regional Labor Court in Jerusalem, Israel (“the Court”), against the Parent, the Subsidiary, the Parent’s Chief Executive Officer and its Chief Financial Officer, in the amount of approximately US$50,000, for deferred salary, severance pay and unpaid commissions, as well as 43,441 options to purchase such number of our shares of common stock, with an exercise price of $2.76 per share. On June 27, 2007, the Company and the Employee entered into a settlement agreement. As a result of this settlement agreement, the Company paid the Employee $130,000, including the Employee’s legal fees, and the claim was dismissed without prejudice.

(f)
From time to time, the Company receives various legal claims incidental to its normal business activities, such as intellectual property infringement claims and claims of defamation and invasion of privacy. Although the results of claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

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

As of the adoption date, the Company had unrecognized tax benefits of approximately $180,000, including associated estimated interest and penalties which were not material, both of which did not change significantly during the six months ended June 30, 2007. Of such amount, approximately $90,000, if recognized, would impact the effective tax rate in 2007. We do not reasonably estimate that the unrecognized tax benefit will change significantly within twelve months from the adoption date.

The Parent or its Subsidiary file income tax returns in the U.S. federal jurisdiction, and various state & local, and foreign jurisdictions. The Parent is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2003, whereas the Subsidiary is no longer subject to foreign examinations by its tax authority for years prior to 2004. The New York State Department of Taxation and Finance commenced an examination of the Company’s New York State income tax returns for 2003 through 2005 but has not yet reached any conclusions. The Company does not anticipate that their examination would result in a material change to the Company’s financial position.

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

Note 5 - Major Customers

During the six months ended June 30, 2007, substantially all of the Company's advertising revenue was generated through the efforts of third party suppliers (the “Monetization Partners”). Additionally, during the three months ended June 30, 2007, the Company earned approximately 71% and 10% of its total revenue through two of its Monetization Partners, compared to 64% and 14%, respectively, of the total revenue during the second quarter of 2006. Of the total revenue during the six months ended June 30, 2007, the Monetization Partners accounted for approximately 65% and 10%, compared to 65% and 14% of our total revenue during the same period in 2006.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 - Subsequent Events

(a)
On July 13, 2007, the Company entered into a purchase agreement, pursuant to which it will acquire all of the outstanding limited liability interests of Lexico Publishing Group, LLC (the "Lexico Agreement"). The Company will pay an aggregate amount of up to of $100 million in cash, subject to adjustment for closing net working capital and transaction expenses, $10 million of which may be paid to the employees of Lexico, and recorded as compensation expense, subject to certain terms and conditions and a pre-determined payout schedule.

Consummation of the acquisition of Lexico is subject to the Company’s ability to secure financing for the acquisition, as well as customary conditions to closing.

The Agreement may be terminated under certain circumstances, subject to limitations described in the Lexico Agreement, including in the event the Lexico Agreement shall not have been consummated by 180 days from the date of filing the registration statement relating to the financing condition (subject to certain extensions), which registration statement was filed by the Company on July 17, 2007. Additionally, the Lexico Agreement may be terminated by either the Company or Lexico upon material breach of the Lexico Agreement by the other party, which breach would result in the failure of the terminating party’s closing conditions to be fulfilled. In such case, the Lexico Agreement provides that the breaching party will be required to pay the other party a $2,000,000 termination fee. In addition, if the Lexico Agreement is terminated for failure of the financing condition, the Company will be required to reimburse Lexico for up to $400,000 of out-of-pocket transaction expenses. Also, deferred costs related to the acquisition would be charged to expense upon termination, which amount was $304,000 at June 30, 2007.

(b)
On August 2, 2007, the Company announced that due to a search engine algorithmic adjustment by Google, Answers.com has seen a drop in search engine traffic. As a result, overall traffic and revenue on Answers.com dropped by approximately 28% from levels immediately prior to the change. The Company is currently working to analyze and address the recent algorithm change, however, it may not successfully react to this or other future actions, and it may not recover the lost traffic and associated revenue. The Company’s current reaction to this event has been to reduce headcount and related recurring compensation costs, however it also expects to record a charge in the third quarter of 2007, in respect of termination-related costs. Further, the Company is currently assessing, what impact this event might have on the recoverability of its intangible assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read together with our financial statements and the notes to those statements that appear elsewhere in this Quarterly Report. This discussion contains forward-looking statements reflecting our current expectations and involves risks and uncertainties. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “intend,” “potential,” or “continue” or the negative of these terms or other comparable terminology. For example, statements regarding our expectations as to future financial performance, expense levels and liquidity sources are forward-looking statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Quarterly Report.

Overview

We are an online publisher and aggregator of a wide range of information in categories including health & medical, business & finance, legal, science & technology, history and reference & language. Our technology aggregates and presents targeted information from disparate sources and delivers results to users’ queries in a single consolidated view. Our content library contains over 180 reference titles, spanning over 4 million topics, many from brand-name publishers including Houghton Mifflin Company, Oxford University Press and Gale. Our goal is to become the Internet's leading free destination site for users searching for any type of information and the premier online provider of answers to questions on any topic.

Prior to January 2005, we sold subscriptions to our reference-based product, GuruNet. Since the launch of Answers.com in January 2005, we have ceased offering new subscriptions to GuruNet and as of February 2007, we terminated the GuruNet service.

Our common stock is listed on the Nasdaq Global Market under the symbol "ANSW".

Recent Events

Google Search Engine Traffic

As we announced in an August 2, 2007 press release, a search engine algorithmic adjustment by Google in July 2007 led to a drop in Answers.com search engine traffic of approximately 28%. Our Answers.com revenues also dropped approximately 28%. We are still investigating the recent algorithm change, however, we may not successfully react to this or other future actions, and we may not recover the lost traffic and associated revenue. Our current reaction to this event has been to reduce our headcount and related recurring compensation costs; however we also expect to record a charge in the third quarter of 2007, in respect of termination-related costs. Further, we are currently assessing what impact this event might have on the realizability of our intangible assets.

Planned Acquisition

On July 13, 2007, we entered into a purchase agreement, pursuant to which we agreed to acquire all of the outstanding limited liability interests of Lexico Publishing Group, LLC from (i) Brian Kariger, as trustee of the Brian Patrick Kariger Charitable Remainder Unitrust Trust dated April 9, 2007, (ii) Brian Kariger, as trustee of the Brian Patrick Kariger Revocable Trust dated February 9, 2007 and (iii) Daniel Fierro, for an aggregate amount of up to $100 million in cash, subject to adjustment for closing net working capital and transaction expenses. $10 million of the aforesaid amount may be paid to the employees of Lexico, and recorded as compensation expense, subject to certain terms and conditions and a pre-determined payout schedule. In addition, $10 million of the purchase price will be placed in escrow for 12 months to secure the indemnification obligations of the sellers under the purchase agreement as well as any post-closing purchase price adjustments for net working capital or transaction expenses. Consummation of the acquisition of Lexico is subject to our ability to secure financing for the acquisition, as well as customary conditions to closing, including absence of any legal prohibition on consummation of the acquisition, obtaining governmental and third-party consents, the accuracy of the representations and warranties, subject generally to a material adverse effect standard, and delivery of customary closing documents. We intend to use approximately $100 million of the net proceeds from a public or private offering of securities to finance the acquisition of Lexico.

Shelf Registration Statement

On July 17, 2007, we filed a universal shelf registration statement with the Securities and Exchange Commission (SEC). The registration statement covers up to an aggregate of $140,000,000 of common stock, preferred stock, warrants, debt securities, units or any combination thereof. On August 6, 2007, the universal shelf registration statement was declared effective by the SEC.

Recent Acquisitions

WikiAnswers, formerly FAQ Farm and Related Assets

On November 2, 2006, we acquired WikiAnswers, formerly FAQ Farm, and certain other assets including, software utilized for the operation of the WikiAnswers Web property, other domain names, certain trade names, trademarks and other related intellectual property rights, certain databases of questions and answers accumulated to date by the Web property and the goodwill associated with the Web property, for an aggregate of $2 million in cash. In connection with the initial allocation of the purchase price, we recorded goodwill of approximately $437 thousand and intangible assets of approximately $1,563 thousand, with estimated useful lives of three to ten years. Since the date of the acquisition, the revenues and operating expenses of WikiAnswers have been included in our results of operations.

Brainboost Answer Engine

On December 1, 2005, we acquired Brainboost Technology, LLC, developer of the Brainboost Answer Engine, or the BAE, an artificial intelligence technology enabling natural language search on the Web, for $4.0 million in cash and 439,000 shares of our restricted stock, valued at approximately $5.6 million at the time of the acquisition. In connection with the allocation of the purchase price, we recorded an intangible asset, the BAE, with an estimated useful life of six years, valued at approximately $5.4 million, and we recognized compensation expense of approximately $4.2 million, on a straight-line basis, over the six-month period ending May 31, 2006.

Under the terms of the BAE acquisition, 50% and 25% of the shares of restricted stock were held in escrow for 3 and 6 months after the purchase date, respectively. Release from escrow was contingent upon our continued employment of one of the principals of the general partnership that formerly owned the BAE. The escrowed shares were deemed to be compensation for services to be performed by the principal of the seller over the six-month period ending May 31, 2006. Because the escrow criteria were met, such shares were released from escrow, as scheduled, on March 1, 2006 and June 1, 2006. The value of such shares, of approximately $4.2 million, was charged to compensation expense, on a straight-line basis, over the requisite six-month employment commitment period.

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

In June 2006, we completed our initial beta integration of the BAE into Answers.com as “Answers from the Web.” We continue to further develop the technology through enhancements to its accuracy, range and speed.

Revenues

Traffic

Our revenue is primarily driven by the traffic generated by our Web properties and our ability to effectively monetize that traffic. Our current sources of traffic include:

•
Search engines: Users submit queries and the algorithmic search engines respond by generating a list of Web pages that are likely to offer the most relevant content. When our pages rank very high in the search engines’ algorithmic systems, our results are more likely to be accessed by users. Currently, this source of traffic represents the majority of our traffic.

•
Google’s definition link: Our informal, non-contractual relationship, pursuant to which Google currently links to our Answers.com pages for definitions based on a list of trigger words we have provided Google. At present, this source of traffic represents between 25% and 30% of our traffic.

•	Direct users: Users visiting our Web properties directly.

Since most of our traffic originates from search engines, we expend considerable resources on improving and optimizing the volume of this traffic. The industry commonly refers to such efforts as search engine optimization, or SEO. On occasion, our Web properties have experienced temporary decreases in traffic, and consequently in revenue, due to these search engine actions. Further, a search engine algorithmic adjustment by Google in July 2007 led to a significant drop in search engine traffic directed to Answers.com. We are currently working to analyze and address the recent algorithm change, however, we may not successfully react to this or other future actions, and we may not recover the lost traffic and associated revenue.

We continuously invest in improving our visitors’ user experience, which we believe leads to increased pages per visit, or stickiness, and improved return visits, or user-retention. We seek to increase stickiness and user-retention by adding new features, enhancing user interfaces and adding new content to our Web properties.

Our Web properties receive direct traffic to their respective home pages. Answers.com also receives direct traffic through partner websites or through software downloads and access tools, 1-Click Answers and AnswerTips. 1-Click Answers and AnswerTips are tools that allow users to click on a word or phrase and gain access to Answers.com’s online library through a pop-up information bubble.

Revenue

Advertising Revenue. We earn most of our revenue from advertising. Our advertising revenue is earned from both pay-per-performance, or, cost per click, or CPC, and pay-per-impression, or cost per 1,000 impressions, or CPM. Our strategy is to work with third parties that contract with advertisers seeking to advertise in their network of Web properties, including our Web properties. We believe these third parties, or Monetization Partners, maximize the average amount of revenue we earn per page view. Monetization Partners generally compensate us by paying us a portion of the revenue they earn from advertisers for our provision of promotional space on our Web properties. Additionally, in the fourth quarter of 2006, we began selling directly to advertisers and generating direct advertising revenue. We expect direct advertising revenue to become a greater part of our overall revenue starting in the second half of 2007.

We gauge the effectiveness of our monetization efforts and trends by measuring our revenue per one thousand page views, or RPMs. In our previous Management's Discussion and Analysis of Financial Condition and Results of Operations, we reported RPMs based on website queries or traffic directly to one of our Answers.com topic pages. Beginning with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report, we refer to RPMs based on page views, or traffic directly to Answers.com including visits to the home page, excluding lookups conducted via AnswerTips and traffic from partners who pay us for providing them our answer-based services. Page views are the more widely recognized industry standard traffic metric. Based upon our internal analysis, we estimate the number of Answers.com page views to be approximately 13% higher than the number of our previously reported Answers.com queries, the difference being accounted for mostly due to home page visits excluded from the query-count. Therefore, our historical Answers.com RPMs in this Quarterly Report, which have been modified to conform to the new methodology, will be approximately 13% lower than we have previously reported. The following table sets forth our Answers.com average daily page views and RPM, since our launch of Answers.com:

Average Daily Page Views		Ad Revenue (Thousands)	RPM
Q-1 2005	1,010,000	$107	$1.17
Q-2 2005	2,000,000	$357	$1.96
Q-3 2005	1,990,000	$500	$2.73
Q-4 2005	2,370,000	$807	$3.71
Q-1 2006	2,920,000	$1,090	$4.15
Q-2 2006	3,030,000	$1,457	$5.29
Q-3 2006	3,400,000	$1,810	$5.79
Q-4 2006	4,340,000	$2,400	$6.02
Q-1 2007	5,470,000	$2,768	$5.62
Q-2 2007	4,890,000	$2,551	$5.73

Our Answers.com RPMs have increased significantly since its launch due to the implementation of various optimization methods, including:

•	modifying the user interface;

•	modifying the color, background and placement of ads displayed;

•	modifying the size of ads;

•	changing the number of ads per page;

•	adding or switching Monetization Partners;

•	increasing the revenue-share percentage offered by Monetization Partners;

•	modifying the types of ads introduced;

•	modifying the content displayed; and

•	introducing direct advertising sales.

We continue to monitor and adjust these, and potentially other, optimization techniques to maximize our RPMs.

In the first quarter of 2007 we experienced a decline in our Answers.com RPMs, as compared to the fourth quarter of 2006. The decline was due to a very large advertising campaign that generated approximately $240,000 of our total direct ad sales revenue of $291,000 in the fourth quarter of 2006, which was not repeated in the first half of 2007. In the first quarter and second quarter of 2007, our total direct ad sales revenue was $94,000 and $64,000, respectively, and was comprised of many small and moderately sized campaigns. While we plan to continue focusing on optimizing our monetization, utilizing and expanding on many of the techniques we have used in the past, we believe that the primary factor that will improve our Answers.com RPMs is selling ads directly through our own sales force. Excluding expected growth in direct ad sales revenue, we anticipate that our Answers.com RPMs will fluctuate around current levels. In the second half of 2006 we hired our Vice President of Advertising Sales. During the second quarter of 2007 we hired three additional salespersons. As our direct advertising sales grow and become a more significant part of our revenue, we expect to see additional growth in our Answers.com RPMs.

Two of our Monetization Partners, Google and Shopping.com, accounted for approximately 71% and 10%, respectively, of our total revenue in the three months ended June 30, 2007, compared to approximately 64% and 14%, respectively, of our total revenue, in the same period in 2006. Google and Shopping.com accounted for approximately 65% and 10%, respectively, of our total revenue during the six months ended June 30, 2007, compared to 65% and 14%, respectively, of our total revenue during the same period in 2006. In addition to Google and Shopping.com, we utilize the services of other Monetization Partners that provide us with ads. Although there are many companies that provide Internet ad services similar to those provided by our Monetization Partners, the loss of Google as a Monetization Partner could have a material adverse impact on our financial condition, as we may not succeed in receiving terms and ad services as favorable as those provided under our agreement with Google.

Subscription Revenue. Prior to December 2003, we sold lifetime subscriptions to GuruNet, generally for $40. In December 2003, we decided to alter our pricing model and moved to an annual subscription model, generally, $30 per year. We have not sold subscriptions since our launch of Answers.com in January 2005. As of February 2007 we terminated the GuruNet service. Subscription revenue in periods subsequent to January 2005 reflects the recognition of revenue from subscriptions that we sold through January 2005.

Licensing Answers Service. We also earn revenues from partners that pay us for providing them with our answer-based services that they then use in their own products, via co-branded Web pages. These arrangements are based on various formulas, including a percentage of the revenues they earn by delivering our services to their users, fees based on the number of user queries and fixed periodic fees.

Cost of Revenue

Cost of revenue consists of fees to third party providers of content, Web search service fees, ad serving fees, amortization of the cost of acquired software used in our products, data center costs including depreciation of information technology assets, contractual revenue sharing fees to various Web site operators for visitors directed to our Web properties, or traffic acquisition costs, as well as the compensation, travel and overhead costs relating to personnel who are responsible for content editing and integration, production operations and customer support. Over the long term we expect our cost of revenues as a percentage of revenue to decrease, however, we may experience an increase in our cost of revenues as a percentage of revenue, over the next twelve months due to our anticipated shift to a co-location facility for hosting our web properties, rather than our current managed hosting facility.

Operating Expenses

Research and Development Expenses

Research and development expenses consist of compensation, travel and overhead costs of personnel conducting research and development of our products and services, and consulting costs. Our research and development team works mostly on projects to improve and enhance user interface, product functionality, disambiguation, scalability and performance. As revenue grows, we generally expect that our R&D expenses will decline, as a percentage of revenue.

Sales and Marketing Expenses

Sales and marketing expenses consist of compensation, travel and overhead costs of sales and marketing and product management personnel, public relations, marketing and market information services, and advertising and promotional costs. While we generally expect that our Sales and Marketing expenses will decline, as a percentage of revenue, as we grow; in the second quarter of 2007 we began investing in our direct ad sales infrastructure by hiring four persons as well as increases in other expenses. Thus, we may experience an increase in our sales and marketing as a percentage of revenue, over the next six months.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, travel and overhead costs for financial, legal and administrative personnel, insurance fees, fees for professional services, including investor relations, legal, accounting and other consulting fees, investment banking fees, and other general corporate expenses. Overhead costs consist primarily of rent, telecommunications, utilities and depreciation expenses.

Stock-Based Compensation

New employees usually receive stock option awards within three months of their start date. We also grant additional stock option awards to existing employees and directors, usually once a year. As of January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period awards are expected to vest. Such costs are part of our compensation expense and are included in the operating expense categories in our Statement of Operations.

Other Compensation Charges

The shares of restricted stock, valued at approximately $4.2 million, that were part of the consideration for the purchase of the BAE, but were held in escrow contingent upon the employment of one of the principals of the general partnership that formerly owned the BAE, were deemed to be compensation for services performed by such principal over the requisite six-month employment period ending May 31, 2006.

Other

Interest Income

Interest income primarily consists of interest income earned on cash, cash equivalent and investment securities balances.

Other Expenses

Other Expenses consists primarily of foreign currency exchange gains and losses. In the second quarter of 2006, other expenses included a payment of $227,000 to the sellers of BAE because the registration of their shares of our common stock did not take effect by the prescribed date.

Income Tax Expense

Our effective tax rate differs from the statutory federal rate due to differences between income and expense recognition prescribed by income tax regulations and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating and amortizing property, equipment and intangible assets and different methods and timing for calculating and recording stock compensation expense. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of state and local taxes and foreign income from our wholly owned subsidiary. Our deferred tax assets are mostly offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to transpire.

Our Israeli subsidiary had income during the three and six months ending June 30, 2007 and 2006, resulting from its cost plus agreement with the parent company. Pursuant to such agreement, the Israeli subsidiary charges Answers for research and development services it provides Answers, plus 12.5%. However, the subsidiary is an “approved enterprise” under Israeli law, which means that income arising from the subsidiary’s approved activities is subject to zero tax under the “alternative benefit” path for a period of ten years. In the event of distributions by the subsidiary to the parent, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received.

Critical Accounting Policies

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2006 and 2005, and our consolidated interim financial statements for the quarters ended June 30, 2007 and 2006, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

The identification and valuation of intangible assets and the determination of the estimated useful lives at the time of acquisition are based on various valuation methodologies including reviews of projected future cash flows.  The use of alternative estimates and assumptions could increase or decrease the estimated fair value of our goodwill and other intangible assets, and potentially result in a different impact to our results of operations.  Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill and acquired intangible assets.

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

Accounting for Stock-based Compensation

As of January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS 123R”), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest, using the modified prospective method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

With the exception of stock options granted to employees prior to May 12, 2004, the date of our first filing with the SEC in connection with our initial public offering, or IPO, we determine the fair value of stock options (for disclosure purposes prior to January 1, 2006, and for accounting purposes beginning January 1, 2006) granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options and warrants granted to non-employees, for accounting purposes, using the Black-Scholes valuation model. Prior to our IPO, in October 2004, the market value of the underlying stock was based on estimates, including volatility estimates that are inherently highly uncertain and subjective, since prior to our IPO there had been no public market for our stock. Subsequent to our IPO, we have not had sufficient history to actually predict our volatility, therefore, our assumptions about stock price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our actual stock price volatility. Had we made different assumptions about the market value of our stock, stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different, in the three and six months ended June 30, 2007 and 2006.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our US deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate US taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance.

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)		(in thousands)

Revenues:
Advertising revenue	$2,728	$1,457	$5,612	$2,547
Answers services licensing	82	46	159	99
Subscriptions	-	8	425	19
	2,810	1,511	6,196	2,665

Costs and expenses:
Cost of revenue	1,320	808	2,464	1,492
Research and development	748	1,951	1,469	4,588
Sales and marketing	1,072	678	2,054	1,320
General and administrative	1,019	965	1,945	1,765
Total operating expenses	4,159	4,402	7,932	9,165

Operating loss	(1,349)	(2,891)	(1,736)	(6,500)

Interest income, net	112	145	212	286
Other income (expenses), net	4	(201)	(12)	(204)

Loss before income taxes	(1,233)	(2,947)	(1,536)	(6,418)

Income tax (expense) benefit	(14)	5	(14)	3

Net loss	$(1,247)	$(2,942)	$(1,550)	$(6,415)

The following table sets forth the historical operating results as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Data	2007	2006	2007	2006

Revenues	100%	100%	100%	100%

Costs and expenses:
Cost of revenue	47	53	40	56
Research and development	27	129	24	172
Sales and marketing	38	45	33	50
General and administrative	36	64	31	66
Total operating expenses	148	291	128	344

Operating loss	(48)	(191)	(28)	(244)

Interest income, net	4	10	3	10
Other income (expense), net	0	(14)	0	(8)

Loss before income taxes	(44)	(195)	(25)	(242)

Income tax (expense) benefit	-	-	-	-

Net loss	(44)%	(195)%	(25)%	(242)%

Three Months and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change

Advertising Revenue	$2,728	$1,457	$1,271	$5,612	$2,547	$3,065
Answers Service Licensing	82	46	36	159	99	60
Subscriptions	-	8	(8)	425	19	406

	$2,810	$1,511	$1,299	$6,196	$2,665	$3,531

Revenue increased $1,299 thousand, or 86%, to $2,810 thousand for the three months ended June 30, 2007 from $1,511 thousand for the three months ended June 30, 2006. The majority of the increase in our revenue was due to an increase in advertising revenue, which was primarily the result of increases in our Answers.com traffic and monetization. Average daily page views and RPMs for Answers.com in the second quarter of 2007 were approximately 4,890,000 and $5.73, respectively, compared to approximately 3,030,000 and $5.29, respectively, in the same period in 2006. Additionally, advertising revenues in the second quarter of 2007 includes $177 thousand generated from WikiAnswers, a website we did not own in the second quarter of 2006. As noted earlier, a search engine algorithmic adjustment by Google in July 2007 led to a significant drop in search engine traffic directed to Answers.com. We are currently working to analyze and address the recent algorithm change, however, we may not successfully react to this or other future actions, and we may not recover the lost traffic and associated revenue.

Revenue increased $3,531 thousand, or 132%, to $6,196 thousand for the six months ended June 30, 2007 from $2,665 thousand for the six months ended June 30, 2006. The majority of the increase in our revenue was due to an increase in advertising revenue, which was primarily the result of increases in our Answers.com traffic and monetization. Average daily page views and RPMs for Answers.com in the six months ended June 30, 2007 were approximately 5,180,000 and $5.67, respectively, compared to approximately 2,970,000 and $4.72, respectively, in the same period in 2006. Additionally, advertising revenues in the six months ended June 30, 2007 includes $294 thousand generated from WikiAnswers, a website we did not own during the same period in 2006. Going forward, we expect that WikiAnswers will comprise a larger percentage of our advertising revenue.

We earned no, or an immaterial amount, of subscription revenue during the three months ended June 30, 2007 and 2006.

Subscription Revenue in the six months ended June 30, 2007, of $425 thousand, resulted from the recognition of revenue from the sale of lifetime subscriptions prior to December 2003, as explained further. As of December 31, 2006, we had approximately $425 thousand of deferred revenues, relating to subscriptions, which had no defined term, which we sold in 2003. Prior to the six months ended June 30, 2007, we did not recognize any revenue from the lifetime subscriptions we previously sold since such subscriptions had no defined term. On February 2, 2007, in accordance with our rights under the agreements we entered into with such subscribers, we terminated the GuruNet service and thereby extinguished our service obligation to such subscribers; thus, we recognized the entire $425 thousand previously deferred, as revenue, in the three months ended March 31, 2007. Subscription Revenue in the six months ended June 30, 2006, of $19 thousand, relates to fixed-term subscriptions we sold prior to January 2005, as we recognized the revenue from fixed term subscriptions over the lives of such subscriptions.

Costs and Expenses

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change

Cost of revenue	$1,320	$808	$512	$2,464	$1,492	$972

Cost of revenue increased $512 thousand, or 63%, to $1,320 thousand for the three months ended June 30, 2007 from $808 thousand for the three months ended June 30, 2006. The increase in cost of revenue was due mostly to increases in compensation costs of $78 thousand as a result of staffing additions in our production operations, and content departments, and March 2007 salary increases; increases in data center costs of $160 thousand (including depreciation of information technology assets) required to manage more Internet traffic; and increases in content licensing costs of $159 thousand. Additionally, during the three months ended June 30, 2007 we incurred approximately $50 thousand in ad serving service costs, costs which were insignificant during the three months ended June 30, 2006, since we only began using third-party ad serving services in June 2006, to assist us in managing the multiple monetization partners we utilize. Finally, in the three months ended June 30, 2007 we incurred $32 thousand of amortization relating to WikiAnswers intangible assets we purchased in November 2006, costs we did not incur in the three months ended June 30, 2006.

Cost of revenue increased $972 thousand, or 65%, to $2,464 thousand for the six months ended June 30, 2007 from $1,492 thousand for the six months ended June 30, 2006. The increase in cost of revenue was due mostly to increases in compensation costs of $157 thousand as a result of staffing additions in our production operations, and content departments, and March 2007 salary increases; increases in data center costs of $326 thousand (including depreciation of information technology assets) required to manage more Internet traffic; and increases in content licensing costs of $251 thousand. Additionally, during the six months ended June 30, 2007 we incurred approximately $105 thousand in ad serving service costs, costs which were insignificant during the six months ended June 30, 2006, since we only began using third-party ad serving services in June 2006, to assist us in managing the multiple monetization partners we utilize. Finally, in the six months ended June 30, 2007 we incurred $64 thousand of amortization relating to WikiAnswers intangible assets we purchased in November 2006, costs we did not incur in the six months ended June 30, 2006.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change

Research and development	$748	$1,951	($1,203)	$1,469	$4,588	($3,119)

Research and development expenses decreased $1,203 thousand, or 62%, to $748 thousand for the three months ended June 30, 2007 from $1,951 thousand for the three months ended June 30, 2006. The decrease is due, primarily, to compensation charges resulting from the acquisition of THE BAE of approximately $1.4 million in the second quarter of 2006 that did not recur in the second quarter of 2007. This decrease was partially offset by increases in compensation-related expenses, of $179 thousand, due to growth in our research and development team and March 2007 salary increases.

Research and development expenses decreased $3,119 thousand, or 68%, to $1,469 thousand for the six months ended June 30, 2007 from $4,588 thousand for the six months ended June 30, 2006. The decrease is due, primarily, to compensation charges resulting from the acquisition of the BAE of approximately $3.5 million in the six months ended June 30, 2006 that did not recur in the same period of 2007. This decrease was partially offset by increases in compensation-related expenses, of $294 thousand, due to growth in our research and development team and March 2007 salary increases.

Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change

Sales and marketing	$1,072	$678	$394	$2,054	$1,320	$734

Sales and marketing increased $394 thousand, or 58%, to $1,072 thousand for the three months ended June 30, 2007 from $678 thousand for the three months ended June 30, 2006. The increase is due to a number of factors. Compensation related expenses increased $308 thousand, from $468 thousand to $776 thousand, primarily due to growth in our sales and marketing team, including the hiring of a Vice President of Advertising Sales, three ad sales managers and a business development manager. Expenses relating to Internet and marketing metrics software and information services increased approximately $50 thousand in the second quarter of 2007, as compared to the same period in 2006. We also incurred recruiter fees of approximately $50 thousand, in the second quarter of 2007 to fill some of the ad sales positions, fees we did not incur during the second quarter of 2006. These increases were offset, in part, by decreases in advertising and promotion expenses of approximately $37 thousand. Our advertising and promotion expenses decreased because we have found that many traditional marketing activities do not generate significant amounts of traffic.

Sales and marketing increased $734 thousand, or 56%, to $2,054 thousand for the six months ended June 30, 2007 from $1,320 thousand for the six months ended June 30, 2006. The increase is due to a number of factors. Compensation related expenses increased $613 thousand, from $923 thousand to $1,536 thousand, primarily due to growth in our sales and marketing team, including the hiring of a Vice President of Advertising Sales, three ad sales managers and a business development manager. Expenses relating to Internet and marketing metrics software and information services increased approximately $120 thousand, and overhead rose approximately $55 thousand, in the six months ended June 30, 2007, as compared to the same period in 2006. Additionally, in the six months ended June 30, 2007 we incurred recruiter fees of approximately $50 thousand, to fill some of the ad sales positions, fees we did not incur during the same period in 2006. These increases were offset, in part, by decreases in advertising and promotion expenses of approximately $119 thousand. Our advertising and promotion expenses decreased because we have found that many traditional marketing activities do not generate significant amounts of traffic.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change

General and administrative	$1,019	$965	$54	$1,945	$1,765	$180

General and administrative increased $54 thousand, or 6%, to $1,019 thousand for the three months ended June 30, 2007 from $965 thousand for the three months ended June 30, 2006. The increase was due mostly to increases in compensation costs of $125 thousand, amortization of WikiAnswers domain name of $50 thousand, and depreciation of $32 thousand. These increases were offset, in part, by decreases in overhead of $27 thousand, legal and accounting fees of $37 thousand and investor relations and printing services of $48 thousand.

General and administrative increased $180 thousand, or 10%, to $1,945 thousand for the six months ended June 30, 2007 from $1,765 thousand for the six months ended June 30, 2006. The increase was due mostly to increases in compensation costs of $266 thousand, amortization of WikiAnswers domain name of $100 thousand, and depreciation of $79 thousand. These increases were offset, in part, by decreases in overhead of $98 thousand, legal and accounting fees of $42 thousand and investor relations and printing services of $78 thousand.

Interest Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change

Interest income, net	$112	$145	($33)	$212	$286	($74)

Interest income, net decreased $33 thousand, or 23%, to $112 thousand for the three months ended June 30, 2007 from $145 thousand for the three months ended June 30, 2006. The decrease resulted primarily from significantly lower average cash and investment securities balances during the first quarter of 2007 as compared to the same quarter in 2006.

Interest income, net decreased $74 thousand, or 26%, to $212 thousand for the six months ended June 30, 2007 from $286 thousand for the six months ended June 30, 2006. The decrease resulted primarily from significantly lower average cash and investment securities balances during the six months ended June 30, 2007 as compared to the same period in 2006.

Other Income (Expenses), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change

Other income (expense), net	$4	($201)	$205	($12)	($204)	$192

Other income (expense), net changed $205 thousand, to net income of $4 thousand for the three months ended June 30, 2007, from net expense of $ 201 thousand for the three months ended June 30, 2006. Other expenses in the three months ended June 30, 2006 resulted, primarily, from the payment of $227 thousand to the sellers of the BAE because the registration of their Answers common shares did not take place before April 1, 2006. This $227 thousand loss was offset by foreign currency exchange net gains of $26 thousand. Other income during the three months ended June 30, 2007, resulted from foreign currency exchange net gains.

Other expense, net decreased $192 thousand or, 94%, to $12 thousand for the six months ended June 30, 2007, from $ 204 thousand for the six months ended June 30, 2006. Other expenses in the six months ended June 30, 2006 resulted, primarily, from the payment of $227 thousand to the sellers of the BAE because the delayed registration of their Answers common shares. This $227 thousand loss was offset by foreign currency exchange net gains of $23 thousand. Other expenses during the six months ended June 30, 2006, resulted from foreign currency exchange net losses.

Income Tax (Expense) Benefit

We had net operating loss carryforwards, or NOLs, for federal income tax purposes of approximately $50 million at June 30, 2007 and $44 million at June 30, 2006. The federal net operating losses will expire if not utilized on various dates from 2019 through 2027. Because we have experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on our ability to use $32 million of these carryforwards. Our best estimate at this time is that the annual limitation on the use of $32 million of our NOLs is approximately $1.8 million per year. Any unused portion of the $1.8 million annual limitation applicable to our restricted NOLs is available for use in future years until such NOLs are scheduled to expire. Our other $17 million of NOLs are not currently subject to such limitations; however, if we complete the planned acquisition of Lexico, we expect that the associated financing will result in an additional ownership change within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, and that additional limitations will be placed on our ability to use our NOLs. Our Israeli subsidiary has capital loss carryforwards of approximately $680 thousand that can be applied to future capital gains for an unlimited period of time under current tax rules.

Liquidity and Capital Resources

Our principal sources of liquidity are our cash and cash equivalents, and investment securities, which amounted to $8,525 thousand, as of June 30, 2007, and were raised through various financing events that took place in 2004 and 2005, and cash from operations. In October 2004, we raised approximately $10.8 million, net of underwriting fees and offering expenses, through our IPO. In conjunction with the IPO, approximately $1.8 million of the $5 million of promissory notes we owed to Bridge Note holders, converted into 490,678 shares of common stock and the remaining $3.2 million was repaid from the net proceeds of the offering. After repaying the notes that did not convert to common shares at the time of the IPO, approximately $7.6 million remained. In 2005, we raised approximately $15.4 million from the exercise of options and warrants issued by us in 2004 in connection with our pre-IPO bridge financing. In the first half of 2007 we used $8 thousand in cash from our operations. Previously, we used cash in our operations in every quarter since our inception. Our ability to generate cash from operations in the future will depend primarily on our ability to produce net income before non-cash expenses such as depreciation and amortization and stock-based compensation.

Cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
	$	$

Net cash (used in) operating activities	(8)	(1,835)
Net cash (used in) provided by investing activities	(546)	3,327
Net cash provided by financing activities	145	173

Operating Activities

Despite a net loss of $1,550 thousand in the six months ending June 30, 2007, net cash used by operations was $8 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling items are the $1,123 thousand of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, depreciation and amortization of $892 thousand, and the recognition of $457 thousand of previously deferred revenue, $425 thousand of which, relates to the lifetime subscriptions we sold in 2003. Despite a net loss of $6,415 thousand in the first half of 2006, our net cash used in operations was $1,835 thousand. The primary reason for the large difference is that $856 thousand of our operating expenses were the result of non-cash, stock-based compensation to employees and directors, and $3,489 thousand of our operating expenses were the result of non-cash, stock-based compensation that resulted from the BAE acquisition.

Investing Activities

Net cash used in and provided by investing activities in the six months ending June 30, 2007 and 2006, respectively, is attributable mostly to purchases of investment securities less the proceeds from the sale of investment securities, as delineated in our Consolidated Statement of Cash Flows, and capital expenditures of $448 thousand and $308 thousand in the six months ending June 30, 2007 and 2006, respectively.

Financing Activities

Cash flow from financing activities in the six months ending June 30, 2007 and 2006 relates to the net proceeds from the exercise of stock options.

We believe we have sufficient cash to meet our planned operating needs for the next twelve months; however, we need to raise the capital from a private and/or public offering in order to fund the costs of our planned acquisition of Lexico.

Our business strategy includes growth through additional business combinations and licensing or acquiring products and technologies complementary to our business, which could require use of a significant amount of our available cash and raising additional capital. We may therefore need to raise additional capital through future debt or equity financing to finance such initiatives. However, we cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.

Contractual Obligations and Commitments

As of June 30, 2007, we had the following known contractual obligations and commitments (in thousands):

	$
	Purchase Contracts	Operating Leases	Total [1]

Remainder of 2007	355	232	587
2008	528	436	964
2009	300	382	682
2010	45	217	262

	1,228	1,267	2,495

1The above table does not include unrecognized tax benefits of $180 thousand.

The Lexico purchase agreement may be terminated in the following circumstances, subject to limitations described in the purchase agreement: (i) by mutual written consent; (ii) by either us or the sellers if the acquisition shall not have been consummated by 180 days from the date of filing the registration statement relating to the financing condition (subject to certain extensions), which registration statement was filed on July 17, 2007; (iii) by either us or the sellers if there is issued a final, non-appealable order restraining, enjoining or otherwise prohibiting the consummation of the acquisition; or (iv) by either us or the sellers upon an incurable material breach of the purchase agreement by the other party, which breach would result in the failure of the terminating party’s closing conditions to be fulfilled. The purchase agreement provides that, upon termination for an incurable material breach of the purchase agreement by us, which breach would result in the failure of our closing conditions to be fulfilled, we will be required to pay the sellers a $2.0 million termination fee. Similarly, the purchase agreement provides that, upon termination of the purchase agreement for an incurable material breach by the sellers, which breach would result in the failure of their closing conditions to be fulfilled, they will be required to pay us a $2.0 million termination fee. In addition, if the purchase agreement is terminated for failure of the financing condition, we will be required to reimburse the out-of-pocket transaction expenses of the sellers up to $400,000. Further, as of the date of this report, we estimate that we have incurred approximately $600,000 in legal, accounting and investment banking fees, including approximately $300,000 incurred subsequent to June 30, 2007, that would have to be charged to operations, rather than capitalized as purchase price, in the event we do not close this transaction.

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

Quantitative and qualitative disclosures about market risk

Currency Risk. Our revenue is denominated solely in U.S. dollars. Most of our expenses are also based in U.S. dollars; however, we are subject to a significant amount of expenses that are denominated in New Israeli Shekels (NIS). We expect this level of NIS expenses to continue in the near future. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on our results of operations. In addition, to the extent we hold cash and cash equivalents that are denominated in currencies other than the U.S. dollar, we are subject to the risk of exchange rate fluctuations. We use various hedging tools, including forward contracts and options, to minimize the effect of currency fluctuations on our income.

Other Market Risk. We invest most of our excess cash in highly liquid investments with an original maturity of three months or less, and in investment securities that consist mostly of investments in auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods of 28 days. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk arising from our investments. We invest some of the excess cash we have for terms in excess of three months in order to achieve a higher yield. Based on our investment policy, such instruments are highly rated by rating agencies and therefore we believe that there is no material exposure to the principal amount nor to interest rate risks arising from these longer-term investments

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes in current practice resulting from the application of the Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value remeasurement. The statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS 157 will have a material impact on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No.159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows, and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk. Our revenue is denominated solely in U.S. dollars. Most of our expenses are also based in U.S. dollars; however, we are subject to a significant amount of expenses that are denominated in New Israeli Shekels (NIS). We expect this level of NIS expenses to continue in the near future. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on our results of operations. In addition, to the extent we hold cash and cash equivalents that are denominated in currencies other than the U.S. dollar, we are subject to the risk of exchange rate fluctuations. We hedge a portion of our foreign currency commitments. Our derivative transactions are mainly designed to hedge short term cash flows related to anticipated expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2007, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of June 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 27, 2007, we entered into a settlement agreement with Mr. Steven Tover (“Tover”), our former Vice President, Business Development & Sales, that settled the claim filed by Tover with the Regional Labor Court in Jerusalem, Israel, against (i) us, (ii) our Israeli subsidiary, GuruNet Israel Ltd., (iii) Mr. Robert Rosenschein, our Chief Executive Officer and Chairman of the Board, and (iv) Mr. Steven Steinberg, our Chief Financial Officer. The claim was for (a) deferred salary, severance pay and allegedly unpaid commissions in the amount of approximately $70,000, (b) certain additional and future commissions pursuant to various business transactions, and (c) the right to exercise 43,441 options to purchase such number of our shares of common stock at an exercise price of $2.76 per share. As a result of this settlement agreement, we paid Tover $130,000, including Tover’s legal fees, and on July 3, 2007, the claim was dismissed without prejudice.

From time to time, we receive various legal claims incidental to our normal business activities, such as intellectual property infringement claims and claims of defamation and invasion of privacy. Although the results of claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q or presented elsewhere by management from time to time.

Risks Related to the Acquisition of Lexico Publishing Group, LLC

On July 13, 2007, we entered into a Purchase Agreement, pursuant to which we will acquire all of the outstanding limited liability interests of Lexico Publishing Group, LLC. Consummation of the acquisition is subject to our ability to secure financing for the acquisition, as well as customary conditions to closing. The following risk factors relate specifically to this acquisition.

If we fail to apply our significantly higher monetization rates to the Lexico traffic, it may have a materially adverse impact on the anticipated benefits of this acquisition.

The monetization rates of our Web properties are much higher than Lexico's monetization rates. During the first quarter of 2007, our revenue per thousand page views, or RPM, was approximately $5.62 compared to Lexico's RPM of $1.46. It is our expectation that we will be able to significantly improve upon Lexico's current monetization rates by using the same techniques we have used to increase the monetization of our sites, including, changing site design, changing the color, background, placement and number of textual ads displayed, increasing the size and number of display ads per page, and adding or switching ad providers or types of ads introduced. However, our assumptions may be incorrect and we may not be able to improve Lexico’s monetization rates for several reasons, including:

•	The user base of Lexico’s Web properties may behave differently than the users of our Web properties;

•	Our assumptions regarding the probability that Lexico's users will click on the ads displayed on the Lexico Web properties may be incorrect; or

•	We may make a modification to the Lexico Web properties that damages the look or experience for their user base.

Our failure to increase Lexico's current monetization rates may have a material adverse impact on the anticipated benefits of the Lexico acquisition.

If Google does not amend our Google Services Agreement to include the Lexico Web properties after the acquisition or consent to the transfer of Lexico’s Google Services Agreement to us after the acquisition, we may suffer a material reduction in our anticipated ad revenues, which would adversely affect our business and financial results.

Our business is dependent to a certain extent on our Google Services Agreement, or GSA, under which we obtain most of the advertisements displayed on our Web properties and earn most of our ad revenues. In addition, Lexico’s GSA requires Google’s consent for transfer. If we are unable to incorporate the Lexico Web properties into our current GSA, obtain consent for the transfer of Lexico’s GSA to us, or enter into a new GSA with respect to the Lexico Web properties we will have to obtain listings and advertisements from alternative providers. In addition, we may not be able to negotiate terms and ad services as favorable as those that our current GSA provides. This may result in a material reduction in our anticipated ad revenues and, in turn, may adversely affect our business and financial results.

We may not be able to realize other intended benefits of the acquisition of Lexico, which could adversely affect our financial condition.

The success of the acquisition will depend, in part, on our ability to realize the assumed benefits of the acquisition, including, among others, improved Lexico traffic monetization, increased direct traffic to our Web properties (as opposed to traffic directed by search engines), increased operating scale and broadened portfolio of Web properties. However, our assumptions and rationale for the acquisition may be incorrect and we may not be able to realize such benefits. As a result, we cannot assure you that the acquisition will be successful or will not harm our current business. Failure to achieve these benefits could adversely affect our financial results.

The Lexico acquisition will result in significant costs to us, and in certain circumstances we may be required to pay a termination fee to Lexico if we do not complete the acquisition. Payment of the termination fee would materially adversely affect our business and financial results.

The acquisition will result in significant costs to us. Transaction costs will be substantial, and additional unanticipated costs may be incurred. These costs will be incurred whether or not the acquisition is completed. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset these incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all. Furthermore, under certain circumstances, if we do not complete the acquisition, under the terms of the purchase agreement, we may be required to pay Lexico a termination fee of $2 million. Under the terms of the purchase agreement, we may also be obligated to reimburse Lexico's costs up to a maximum of $400,000. Further, as of the date of this report, we estimate that we have incurred approximately $600,000 in legal, accounting and investment banking fees that we would have to charge to operations rather than capitalize as purchase price, in the event that the acquisition is not consummated. Should the purchase agreement be terminated in circumstances under which the aforementioned amounts are payable, it would materially adversely affect our business and financial results.

Completion of the Lexico acquisition is subject to conditions to closing in the purchase agreement that could delay completion of the acquisition or impose conditions that could have a material adverse effect on us or that could cause abandonment of the acquisition.

The closing of the acquisition is subject to certain closing conditions as set forth in the purchase agreement, such as obtaining the financing for the acquisition, receipt of certain closing deliveries and obtaining all necessary approvals and consents. If any of the closing conditions to the acquisition are not satisfied or, where permissible, not waived, the acquisition will not be consummated. Failure to consummate the acquisition could negatively impact our stock price, future business and operations, and financial condition. Any delay in the consummation of the acquisition or any uncertainty about the consummation of the acquisition could also adversely affect our business, growth, revenue and results of operations.

We may not be able to successfully integrate Lexico’s operations, which could adversely affect our financial condition and results of operations.

Our ability to integrate the operations of Lexico will depend, in part, on our ability to overcome or address a number of challenges, including:

•	the difficulties of assimilating the operations of Lexico in our ongoing operations;

•	the potential loss of key employees of Lexico subsequent to the acquisition;

•	the successful incorporation of the acquired Web properties into our products and services;

•	the acquired Web properties may not perform as well as we anticipate due to various factors, such as disruptions caused by the integration of operations with us and changes in economic conditions;

•	the possible impairment of relationships with current employees, users or advertisers as a result of the integration of new management or operations;

•	the diversion of management attention to the integration of operations could have a negative impact on our existing business; and

•
we may experience greater than expected costs or difficulties relating to the integration of Lexico or may not realize the expected revenues from the transaction within the expected timeframe, if at all.

We cannot assure you that we will be able to integrate Lexico's operations without encountering difficulties or that any such difficulties will not have a material adverse effect on us.

We may not be able to maintain or grow Lexico’s traffic.

In 2006, Lexico's Web properties generated overall traffic of 3.9 billion page views, which is approximately three times the number of page views generated by our existing Web properties. Although we expect that this traffic will grow under our management of Lexico's Web properties, in the same manner we have increased traffic on our Web properties, we cannot assure you that we will be successful in increasing the traffic to the Lexico Web properties, nor can we assure you that we will be able to maintain Lexico’s current levels of traffic, which may materially adversely affect our business and financial results.

If the liabilities we assume in the Lexico acquisition are greater than expected, or if there are unknown liabilities, our business could be materially and adversely affected.

We intend to acquire the outstanding equity interests in Lexico through an acquisition. Lexico may be subject to liabilities unknown to us that, if asserted, could have a material adverse effect on us, such as:

•	unasserted claims of vendors or other persons dealing with Lexico;

•
liabilities, claims and litigation, whether or not incurred in the ordinary course of business, relating to periods prior to the acquisition of Lexico, including with respect to the intellectual property used by Lexico in its business;

•	claims for indemnification by members or employees and others who may be indemnified by Lexico; and

•	liabilities for taxes relating to periods prior to the acquisition.

Although the purchase agreement provides us with indemnification protection, the indemnification is limited and may be insufficient if any significant liabilities are found, depending on the amount, timing and nature of any claim. As a result, we cannot assure you that the acquisition will be successful or will not, in fact, harm our business. Among other things, if the liabilities we have assumed are greater than expected and are not covered by the sellers' indemnification, the acquisition could have a material adverse effect on us. In addition, if we learn of information with respect to Lexico, after completion of the acquisition, that prevents us from making the certifications required by the Sarbanes-Oxley Act of 2002, investors’ confidence in our reporting capabilities could be reduced, and our business could be materially adversely affected.

Risks Related to our Business

We have incurred significant and continuing net losses since our inception and may continue to incur losses.

We incurred net losses of approximately $8.6 million and $6.0 million for the years ended December 31, 2006 and 2005, respectively. As of June 30, 2007, we had an accumulated deficit of approximately $56.5 million. We cannot assure you that we will be able to achieve net income on a quarterly or annual basis. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to incur substantial losses, which would materially adversely affect our business and financial results.

Our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced, and continue to experience, rapid growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

We have a short operating history and a relatively new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to be successful.

We first derived advertising revenue in the first quarter of 2005, and we have only a short operating history with our CPC and CPM advertising model. As a result, we have very little operating history to aid in assessing our future prospects. Also, we derive nearly all of our revenues from online advertising, which is an immature industry that has undergone rapid and dramatic changes in its short history. We will encounter risks and difficulties as a growing company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

If search engines alter their algorithms or methods or otherwise restrict the flow of users visiting our Web properties, our business and financial results could suffer.

Search engines serve as origination Web properties for users in search of information, and our topic pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. As a result, we rely heavily on search engines for a substantial portion of the users visiting our Web properties. According to our unaudited internal data, our present level of traffic originating from search engines, excluding Google-directed “definition link traffic,” is approximately 50-60% of the overall traffic to our Web properties, the majority of which is from Google and, to a lesser but still significant extent, Yahoo!. According to our unaudited internal data, Lexico’s traffic originating from search engines is currently approximately 15% of Lexico’s overall traffic. Assuming we successfully close the Lexico acquisition, we believe that, on a combined aggregated basis, we would have traffic originating from search engines of approximately 30% of our overall traffic. If our traffic from search engines declines for any reason, we would suffer a significant decline in overall traffic and revenue. Search engines, at any time and for any reason, could change their algorithms that direct search queries to our Web properties or could restrict the flow of users visiting our Web properties specifically. On occasion, our Web properties have experienced decreases in traffic, and consequently in revenue, due to these search engine actions. For example, as announced in an August 2, 2007 press release issued by us, a search engine algorithmic adjustment by Google in July 2007 led to a significant drop in search engine traffic directed to Answers.com. We cannot guarantee that we will successfully react to these actions in the future and recover traffic lost due to search engine actions. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, or a restriction on the flow of users visiting our Web properties from the search engines, could cause a significant decrease in traffic and revenues, which could adversely affect our business and financial results.

We depend on Google to direct user traffic to Answers.com through its “definition link,” and the loss of this source of user traffic could reduce our ad revenues and adversely affect our business and financial results.

A significant percentage of our direct traffic is directed to Answers.com by the “definition link” appearing on Google’s website result pages. As an additional result of this arrangement, a significant number of secondary users visit our site via the “definition link” and perform additional searches. We refer to these users as secondary traffic. The definition link traffic is the result of a unilateral decision by Google to link certain definitions to Answers.com, and not any contractual relationship. Google may change these links at any time, in its sole discretion. According to our unaudited internal data, the primary and secondary traffic from the Google definition link at present is approximately 25-30% of Answers.com's total traffic. If Google stops directing traffic to Answers.com through its “definition link”, we would experience a significant reduction in our traffic and the corresponding ad revenues, which could adversely affect our business and financial results.

If our GSA is terminated or not renewed by Google, we would have to seek an alternative provider of listings and advertisements, which could adversely affect our business and financial results.

Our business is dependent on the GSA, under which we obtain most of the advertisements displayed on our Web properties and earn most of our ad revenues. Google may terminate the GSA with no advance notice if we:

•	take certain prohibited actions including, among other things:

•	editing or modifying the order of search results,

•	redirecting end users, producing or distributing any software which prevents the display of ads by Google,

•	modifying, adapting or otherwise attempting to obtain source code from Google technology, content, software and documentation or

•	engaging in any action or practice that reflects poorly on Google or otherwise disparaging or devaluing Google’s reputation or goodwill;

•	breach the grant of a license to us by Google of certain trade names, trademarks, service marks, logos, domain names and other distinctive brand features of Google;

•	breach the confidentiality provisions of the GSA;

•	breach the exclusivity provisions of the GSA; or

•	materially breach the GSA more than two times, irrespective of any cure to such breaches.

The GSA is scheduled to expire on January 31, 2008, unless renewed upon mutual written consent.

Google’s termination of the GSA, or a decision by Google not to renew the GSA, would result in our need to replace this relationship and obtain listings and advertisements from alternative providers, and we may not succeed in receiving equally favorable as those provided in the GSA. Termination of the GSA and our failure to replace it on equally favorable terms could result in a material reduction in our ad revenues and could adversely affect our business and financial results.

We generate our revenue almost entirely from advertising so uncertainties in the Internet advertising market and our failure to increase advertising inventory on our Web properties could adversely affect our ad revenues.

We generated approximately 86%, 97% and 90%, respectively, of our revenues in 2005, 2006 and for the six months ended June 30, 2007 from our advertisers. Although worldwide online advertising spending is growing steadily, it represents only a small percentage of total advertising expenditures. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in Internet advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If the Internet does not become more widely accepted as a medium for advertising, our ability to generate increased revenues could be adversely affected. We believe that growth in our ad revenues will also depend on our ability to increase the number of pages on our Web properties to provide more advertising inventory. If we fail to increase our advertising inventory at a sufficient rate, our ad revenues could grow more slowly than we expect, which could have an adverse effect on our financial condition.

New technologies could block Internet ads, which could harm our financial results.

Technologies have been developed, and are likely to continue to be developed, that can block the display of Internet ads. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of their ads. Ad-blocking technology may cause a decrease in the number of ads that we can display on our Web properties, which could adversely affect our ad revenues and our financial results.

Our direct ad sales efforts may suffer if advertisers do not find our Web properties to be effective for promoting their products and services, which could have an adverse effect on our business and financial results.

In late 2006, our advertising sales team began marketing directly to advertisers. However, we cannot assure you that these advertisers will find our Web properties to be as effective as other Web properties or traditional media for promoting their products and services. Failure on our part to convince advertisers of the suitability of our Web properties for their needs, or our inability to generate the advertisers’ desired levels of traffic, could make it difficult to attract new advertisers and may cause us to lose relationships with existing advertisers, which could have an adverse effect on our business and financial results.

The failure of WikiAnswers to grow in accordance with our expectations could have an adverse impact on our business and financial results.

WikiAnswers, our Web property designed to serve a community of people asking and collaboratively improving answers to everyday questions, enables individuals to exchange information and generate content without our input or assistance. We anticipate spending increasing amounts of money and devoting greater resources to the development of WikiAnswers, and we expect to derive an increasingly significant portion of our revenues from WikiAnswers. We intend to utilize the strategies we have used with Answers.com to increase monetization of the WikiAnswers Web property. However, if WikiAnswers fails to perform as well as we anticipate, our business and financial results could be adversely affected.

We face significant competition from search engines, destination portals and other free reference and industry-specific Web properties.

We face significant competition from a wide variety of Web properties, including traditional search engines, such as Google, Yahoo! and Ask.com, destination portals and other free reference content sites, such as About.com, TheFreeDictionary.com and Wikipedia.org. We also compete with industry-specific Web properties, such as Bankrate.com and WebMD.com, as well as with other popular Q&A sites, such as Yahoo! Answers and Answerbag.com. Many of our competitors have longer operating histories, more extensive management experience, an employee base with more extensive experience, better geographic coverage, larger consumer bases, greater brand recognition and significantly greater financial, marketing and other resource than we do. We expect competition to intensify in the future. If our competitors are more successful than we are in developing compelling products or attracting and retaining users or advertisers, then our competitive position and financial results could be adversely affected.

Our failure to generate direct traffic to our Web properties could adversely affect our business and financial results.

In addition to search engine traffic and traffic directed by the Google definition link, our traffic also originates from Internet users arriving at our Web properties directly by typing our website address directly into their Web browser, bookmarking our Web properties, using AnswerTips and visiting sites that direct users to our Web properties. Given the wide availability of free search engines and reference content sites, we may not be able to retain current Internet users or attract new Internet users in this direct fashion. If we are unable to retain our direct Internet users or attract new direct Internet users, our ability to generate revenues would be adversely impacted, which could adversely affect our business and financial results.

User traffic to our Web properties fluctuates significantly on a seasonal basis, which impacts our operations from quarter to quarter.

We expect user traffic to our Web properties to continue to fluctuate seasonally in the future. Since many of our users are students that utilize our Web properties for reference materials, user traffic has fluctuated generally according to the academic school year, rising from February through May, falling to its lowest levels during the summer months, rising again beginning in September and falling again in December through January. This seasonal fluctuation in user traffic results in a fluctuation in our quarterly revenues, since fewer users to our Web properties translates into fewer users viewing or clicking on the advertisements on our Web properties. This revenue fluctuation also has on impact on the amount of cash flow we generate. Typically, our revenue from advertising is lowest during the summer, but increases in the third quarter and before the holidays during the fourth quarter.

The effect of this seasonality makes it difficult to estimate future operating results based on the results of any specific quarter. As a result, we may be unable to forecast our revenue accurately, and a failure to meet our revenue or expense forecasts could have an immediate and negative impact on the market price of our common stock.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall.

Our partnerships and revenue-sharing arrangements with third-parties may not be renewed or continued.

We have entered into revenue-sharing and other arrangements with third parties that direct traffic to our Web properties and license our information portal services, and we plan to enter into similar arrangements in the future. Although these arrangements have not had a substantial impact on our revenues, they have provided us with third-party validation of our product offering, and we believe these arrangements and similar arrangements may result in significant revenues in the future. These arrangements may be terminated or discontinued by the third parties upon varying notice periods. If these arrangements and similar arrangements impact our revenues substantially in the future, then termination of any of these arrangements would result in the loss of ad revenue and adversely affect our financial condition. Further, termination of any of these arrangements could impact our credibility in the marketplace, which could adversely affect our user traffic and revenues.

We may not be successful in expanding our business through acquisitions, business combinations and other transactions, and, even if we are successful, our operations may be adversely affected as a result of these transactions.

Our business strategy has included, and we intend to continue to seek, potential growth through acquisitions, business combinations and joint ventures, which we refer to as extraordinary transactions. Our ability to implement this business strategy depends in large part on our ability to compete successfully with other entities for acquisition candidates and joint venture partners. Factors affecting our ability to compete successfully in this regard include:

•	our financial condition and resources relative to the financial condition and resources of competitors;

•	the attractiveness of our common stock as potential consideration relative to the common stock of competitors;

•	our ability to obtain additional financing from investors; and

•	our available cash, which depends upon our results of operations and our cash demands.

In addition, if we are successful in entering into extraordinary transactions, our business, financial condition and results of operations could be adversely affected as a result of the accompanying integration of the operations of the acquired companies or joint ventures. Our ability to integrate the operations of the acquired companies or joint ventures will depend, in part, on our ability to overcome or address:

•	the difficulties of assimilating the operations and personnel of the acquired companies and the potential disruption of our ongoing business;

•	the difficulties of maintaining uniform standards, controls, procedures and policies;

•	the successful incorporation of the acquired or shared technology or content and rights into our products and services;

•	the difficulties of establishing a new joint venture, including attracting qualified personnel, customers and advertisers; and

•	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel or reduction of personnel.

Furthermore, completing extraordinary transactions could require a significant amount of our available cash as well as require the commitment of significant resources, which may in turn force us to increase our head count and related costs. Furthermore, we may issue equity or equity-linked securities to pay for future acquisitions, any of which could be dilutive to existing and future stockholders. Extraordinary transactions may also have negative effects on our reported results of operations due to acquisition-related charges, amortization of acquired technology and other intangibles, and actual or potential liabilities, known and unknown, associated with the acquired businesses or joint ventures. Any of these extraordinary transaction-related risks or costs could adversely affect our business, financial condition and results of operations.

If we fail to maintain and enhance awareness of our family of branded Web properties, our business and financial results could be adversely affected.

We believe that maintaining and enhancing awareness of our family of branded Web properties is critical to achieving widespread acceptance of our services and to the success of our business. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the Internet market. Maintaining and enhancing our family of branded Web properties may require us to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other brand-building efforts, and these investments may not be successful. Further, even if these efforts are successful, they may not be cost-effective. If we are unable to continuously maintain and enhance our family of branded Web properties, our user traffic may decrease and we may fail to attract advertisers, which could in turn result in lost revenues and adversely affect our business and financial results.

Our failure to license compelling content and provide our users with quality reference information could result in lost revenue, as a result of a loss of users and advertisers.

We believe our future success depends in part upon our ability to aggregate and publish compelling content and deliver that content through our Web properties. We are heavily dependent on license agreements with content providers, and we cannot guarantee that we will be able to enter into or subsequently renew these agreements on commercially acceptable terms or at all. If we are unable to maintain and enhance our existing relationships with content providers or develop new relationships with alternative providers of content, our service may become less attractive to Internet users, resulting in decreased traffic to our Web properties, which could in turn have an adverse effect on our ad revenues and a negative impact on our business. Accordingly, our inability to retain our existing users and attract new Internet users would lead to a loss of revenues and adversely affect our business and financial results.

If we are unable to maintain and expand our computer and communications systems, then interruptions and failures in our services could result, making our services less attractive to consumers and subjecting us to lost revenue from the loss of users and advertisers.

Our ability to provide high quality user experience depends on the efficient and uninterrupted operation of our computer and communications systems. Over time, our Web properties have experienced significant increases in traffic, and we continuously seek to further increase our user base. Accordingly, our Internet servers must accommodate spikes in demand for our Web pages in addition to potential significant growth in traffic. Delays and interruptions could frustrate users and reduce traffic on our Web properties, adversely affecting our operations and growth prospects.

We primarily outsource our Web hosting services to Data Return LLC. However, as our business grows and we require more servers, we believe that the economic justification of outsourcing our Web hosting services diminishes. We have started to explore the possibility of migrating of our Web properties to co-location facilities and managing the operations with our own staff. This change may be technologically challenging to implement, take time to test and deploy, cause us to incur substantial costs or data loss, and cause users, advertisers, and affiliates to experience delays or interruptions in our service. These changes, delays or interruptions in our service could cause users, advertisers and affiliates to become dissatisfied with our service and move to competing providers of online services, reducing the traffic on our Web properties and adversely affecting our business and financial results.

If we were to lose the services of our key personnel, we may not be able to execute our business plan.

Our ability to execute our business plan depends upon the continued service of our executive officers and other key technology, marketing, sales and support personnel. Our employment agreements with our executive officers and key employees are terminable by either party upon 30-90 days notice. If we lose the services of one or more of our key employees, or if one or more of our executive officers or key employees joined a competitor or otherwise competed with us, our business could be adversely affected. We cannot assure you that we will be able to retain or replace our key personnel, and the services of key members of our research and development team, in particular, would be difficult to replace. If we do not succeed in retaining or replacing our key personnel, we may be unable to execute our business plan and, as a result, our stock price may decline.

Our business depends on increasing use of the Internet by users searching for information, advertisers marketing products and services and Web properties seeking to earn revenue to support their web content. If the Internet infrastructure does not grow and is not maintained to support these activities, our business will be harmed.

Our success will depend on the continued growth and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase, or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as our ability to provide our solutions.

Risks Related to our Industry

We may be subject to legal liability for online services, which may not be limited by the safe harbors in The Digital Millennium Copyright Act, or DMCA, The Communications Decency Act, or CDA, or the U.S. Children’s Online Privacy Protection Act, or COPPA. If we do not meet the safe harbor requirements, or if we are otherwise held to provide illegal content, we could be exposed to liability, which could be costly and time-consuming.

We host certain services that enable individuals to generate content and engage in various online activities.  The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally.  Claims have been threatened and may in the future be brought against us for defamation, invasion of privacy, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information to which we provide links, or that may be posted online or generated by the users of our Web properties.  Our defense of any of these actions could be costly and involve significant time and attention of our management and other resources.

The DMCA is intended, among other things, to reduce the liability of online service providers for listing or linking to third party Web properties that include materials that infringe copyrights or rights of others. Additionally, portions of the CDA are intended to provide statutory protections to online service providers who distribute third party content.  A safe harbor for copyright infringement is also available under the DMCA to certain on-line service providers that provide specific services, if the providers take certain affirmative steps as set forth in the DMCA. Important questions regarding the safe harbor under the DMCA and the CDA have yet to be litigated, and we can not guarantee that we will meet the safe harbor requirements of the DMCA or of the CDA. If we are not covered by a safe harbor, for any reason, we could be exposed to liability, which could be costly and time-consuming.

In addition, COPPA was enacted in October 1998. COPPA imposes civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17 or collecting personal information from children under the age of 13. We do not knowingly collect and disclose personal information from minors. The manner in which COPPA may be interpreted and enforced cannot yet be determined. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity and personal privacy is uncertain. We may be subject to claims that our products violate such laws, which could damage our business and cause our stock price to decline.

We also periodically enter into arrangements to offer third-party products, services or content under the Answers brand or via distribution on our Web properties.  We may be subject to claims concerning these products, services or content by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate, provide, or provide access to them.

It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us.  While it is our belief that the Terms of Use governing the use of our Web properties covers us against these types of claims, there are no assurances as to the final determination of these types of claims by any court of law. Furthermore, investigating and defending any of these types of claims is expensive, even to the extent that the claims are without merit or do not ultimately result in liability.

Third parties may claim that we are infringing on their patents, trademarks or copyrights, which could result in substantial costs, diversion of significant managerial resources and significant harm to our reputation.

The industry in which we operate is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We expect that Internet technologies, software products and services may be increasingly subject to third-party patent infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, third parties may assert patent infringement claims against us in various jurisdictions that are important to our business. Additionally, third parties may assert trademark infringement claims with respect to brand names we use from time to time and content we display on our Web properties. For example, a third party may make claims against us over the display of search results triggered by search terms that include trademark terms. Furthermore, we may be faced with copyright infringement claims. We have received, and are likely to continue to receive, "cease and desist" letters demanding that we remove infringing content from our Web properties based on a theory of copyright and trademark infringement.

A successful patent, trademark or copyright infringement claim against us by any third party, could subject us to:

•	substantial liability for damages and litigation costs, including attorneys' fees;

•	lawsuits that prevent us from further use of intellectual property and require us to permanently cease and desist from selling or marketing products that use the intellectual property;

•	licensing intellectual property from a third party, which could include significant licensing and royalty fees not presently paid by us, adding materially to the our costs of operations;

•
developing new intellectual property, as a non-infringing alternative, that could delay projects, add materially to our costs of operations and be unacceptable to our users, which in turn could adversely affect our user traffic and revenues; and

•
indemnifying third parties who have entered into agreements with us with respect to losses they incurred as a result of the infringement, which could include consequential and incidental damages that are material in amount.

Regardless of the merit of third-party infringement claims, these claims could result in substantial costs, diversion of significant resources and management attention, termination of customer contracts, loss of customers and significant harm to our reputation.

Finally, many of our agreements with advertisers, distribution partners, and other third party partners require us to indemnify these partners for certain third-party intellectual property infringement claims, which could increase our costs as a result of defending the claims and may require that we pay damages if there were an adverse ruling in any of the claims. An adverse determination could also prevent us from offering our products and services to others and may require that we procure substitute products or services.

Misappropriation of our intellectual property could harm our reputation, adversely affecting our competitive position and financial results.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. We rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights. The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of those rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our services are made available through the Internet. There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our proprietary rights from unauthorized use, the brand value of our family of Web properties may be reduced, which could negatively impact our business. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. Further, our methodologies may decline in value and our rights to them may become unenforceable. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

New government regulation and legal uncertainties could require us to incur significant expenses.

The laws and regulations applicable to the Internet, and to our products, are evolving and unclear and could damage our business. In addition, we will be subject to any new laws and regulations directly applicable to our products and services. It is possible that laws and regulations may be adopted covering issues such as user privacy, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. This legislation could expose us to substantial liability as well as dampen the growth in use of the Internet generally, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant compliance expenses. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

Because the increased use of the Internet has burdened the existing telecommunications infrastructure, and because many areas with high Internet usage have begun to experience interruptions in phone services, local telephone carriers have petitioned the Federal Communications Commission to regulate the Internet and to impose access fees. Increased regulation or the imposition of access fees could substantially increase the costs of communicating on the Internet, potentially decreasing the demand for our products. A number of proposals have been made at the federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. Such proposals, if adopted, could substantially impair the growth of electronic commerce and could adversely affect us.

Due to the global nature of the Internet, it is possible that the governments of other states and foreign countries might attempt to regulate its transmissions or prosecute us for violations of their laws. We might unintentionally violate these laws. Such laws may be modified, or new laws may be enacted, in the future. Our business may be negatively affected by a variety of new or existing laws and regulations, which may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet generally.

Risks Related to our Common Stock

Our common stock may be affected by limited trading volume and may fluctuate significantly.

Our common stock is traded on the Nasdaq Global Market. Although an active trading market has developed for our common stock, there can be no assurance that an active trading market for our common stock will be sustained. Failure to establish and maintain an active trading market for our common stock may adversely affect our shareholders' ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock.

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

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

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

Securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because Internet companies often experience significant stock price volatility. If we faced such litigation, it could result in substantial costs and diversion of management’s attention and resources, which could adversely affect our business.

Failure to develop or maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price .

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these controls. If we fail to adequately maintain compliance with, or maintain, the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess, or our independent registered public accounting firm is unable to provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

In addition, we will be transitioning Lexico’s separate accounting system to our accounting system. This transition could result in corruption or loss of data or other problems that could adversely affect our ability to produce accurate and timely financial statements. If we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with the listing requirements of the Nasdaq Global Market.

Any future disclosure regarding our internal controls or investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may also adversely affect our stock price

Risks Related to our Location in Israel

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

U.S. and Israeli tax authorities may interpret tax issues in manners other than those which we have adopted, which may expose us to tax liabilities.

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

Our business may be impacted by NIS exchange rate fluctuations.

Exchange rate fluctuations between the U.S. dollar and the NIS may negatively affect our earnings. Our revenues and most of our expenses are denominated in U.S. dollars. However, a significant portion of the expenses associated with our Israeli operations, including personnel and facilities related expenses, are incurred in NIS. Consequently, a devaluation of the U.S. dollar in comparison to the NIS will have the effect of increasing the dollar cost of our operations in Israel. We cannot predict any future trends in the rate of devaluation or appreciation of the NIS against the U.S. dollar or of the U.S. dollar against the NIS. While we use various hedging tools, including forward contracts and options, to minimize the effect of currency fluctuations on our income, a devaluation of the U.S. dollar in comparison to the NIS will have an adverse impact or our results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on June 26, 2007.

The stockholders elected Robert S. Rosenschein, Yehuda Sternlicht and Mark B. Segall as Class III directors for a three-year term until the 2010 Annual Meeting of Stockholders or until their successors are elected and have qualified.

The stockholders ratified the appointment of Somekh Chaikin, a member of KPMG International, to serve as our independent registered public accounting firm for the calendar year ending December 31, 2007.

Shares of common stock were voted as follows:

Director Nominee or Proposal	For	Against/Withheld	Abstentions
Robert S. Rosenschein	6,524,531	64,049	-
Yehuda Sternlicht	6,522,000	66,580	-
Mark B. Segall	6,531,909	56,671	-
Ratification of Auditors	6,515,918	67,638	5,024

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSWERS CORPORATION (Registrant)

Date: August 14, 2007	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein
Chief Executive Officer

Date: August 14, 2007	By:	/s/ Steven Steinberg
Steven Steinberg
Chief Financial Officer (Principal Financial Officer)