Form 10-Q/A
period 2007-06-30
Answers CORP
filed 2007-08-23
CIK 1283073

UNITED STATES OF AMERICA
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment to Form 10-Q is being filed to amend Part II, Item 6 (Exhibits), due to the fact that Exhibit 32.2 (CERTIFICATION OF CHIEF FINANCIAL OFFICER OF ANSWERS CORPORATION FOR THE QUARTER ENDED JUNE 30, 2007 PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002) was inadvertently not included in the original quarterly report on Form 10-Q filed on August 14, 2007. Except for the foregoing, no attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q.

ANSWERS CORPORATION

FORM 10-Q/A

INTRODUCTORY NOTE

This Report on Form 10-Q/A for Answers Corporation (“Answers” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, which are discussed in Item 1A, “Risk Factors” and in other sections of this Form 10-Q/A and in our other filings with the Securities and Exchange Commission. These risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make.

Although, there may be events in the future that we are not able to accurately predict or control, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Accordingly, to the extent that this Form 10-Q/A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Answers' actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Answers Corporation and Subsidiary

Consolidated Balance Sheets (unaudited, in thousands except share and per share data)

	June 30	December 31
	2007	2006
	$	$
Assets

Current assets:
Cash and cash equivalents	4,540	4,976
Investment securities	3,985	4,102
Accounts receivable	1,279	1,304
Prepaid expenses and other current assets	847	416
Total current assets	10,651	10,798

Long-term deposits (restricted)	333	218

Deposits in respect of employee severance obligations	975	856

Property and equipment, net of $1,690 and $1,425 accumulated depreciation as of June 30, 2007 and December 31, 2006, respectively	1,182	998

Other assets:
Intangible assets, net of $1,736 and $1,108 accumulated amortization as of June 30, 2007 and December 31, 2006, respectively	5,382	6,010
Goodwill	437	437
Prepaid expenses, long-term, and other assets	312	362
Total other assets	6,131	6,809

Total assets	19,272	19,679

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	317	366
Accrued expenses	873	805
Accrued compensation	717	623
Deferred revenues, short-term	8	465
Total current liabilities	1,915	2,259

Liability in respect of employee severance obligations	1,046	828

Commitments and contingencies

Stockholders' equity:
Preferred stock: $0.01 par value; 1,000,000 shares authorized, none issued	-	-
Common stock; $0.001 par value; 30,000,000 shares authorized; 7,854,053 and 7,809,394 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	8	8
Additional paid-in capital	72,867	71,599
Accumulated other comprehensive loss	(30)	(31)
Accumulated deficit	(56,534)	(54,984)
Total stockholders' equity	16,311	16,592

Total liabilities and stockholders' equity	19,272	19,679

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Operations (unaudited, in thousands except share and per share data)

	Three months ended June 30		Six months ended June 30
	2007	2006	2007	2006
	$	$	$	$

Revenues:
Answers.com Advertising revenue	2,728	1,457	5,612	2,547
Answers service licensing	82	46	159	99
Subscriptions	-	8	425	19
	2,810	1,511	6,196	2,665

Costs and expenses:
Cost of revenue	1,320	808	2,464	1,492
Research and development	748	1,951	1,469	4,588
Sales and marketing	1,072	678	2,054	1,320
General and administrative	1,019	965	1,945	1,765
Total operating expenses	4,159	4,402	7,932	9,165

Operating loss	(1,349)	(2,891)	(1,736)	(6,500)

Interest income, net	112	145	212	286
Other income (expenses), net	4	(201)	(12)	(204)

Loss before income taxes	(1,233)	(2,947)	(1,536)	(6,418)

Income tax (expense) benefit	(14)	5	(14)	3

Net loss	(1,247)	(2,942)	(1,550)	(6,415)

Basic and diluted net loss per common share	(0.16)	(0.38)	(0.20)	(0.85)

Weighted average shares used in computing basic and diluted net loss per common share	7,853,818	7,678,328	7,840,140	7,555,185

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

ITEM 1A. RISK FACTORS

The following important factors, among others, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this Form 10-Q/A or presented elsewhere by management from time to time.

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

ANSWERS CORPORATION (Registrant)

Date: August 23, 2007	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein
Chief Executive Officer

Date: August 23, 2007	By:	/s/ Steven Steinberg
Steven Steinberg
Chief Financial Officer (Principal Financial Officer)