Form 10-Q
period 2007-09-30
Answers CORP
filed 2007-11-09
CIK 1283073

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

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

Yes      ☐                       No       ☒

The number of the registrant’s shares of common stock outstanding was 7,854,890 as of November 8, 2007.

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

Although, there may be events in the future that we are not able to accurately predict or control, we do not undertake any obligation to update any forward-looking statements for any reason, even if new information becomes available or other events occur in the future. Accordingly, to the extent that this Form 10-Q contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that Answers’ actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Answers Corporation and Subsidiary

Consolidated Balance Sheets (unaudited, in thousands except share and per share data)

	September 30	December 31
	2007	2006
	$	$
Assets

Current assets:
Cash and cash equivalents	5,293	4,976
Investment securities	2,223	4,102
Accounts receivable	1,035	1,304
Prepaid expenses and other current assets	539	416
Total current assets	9,090	10,798

Long-term deposits (restricted)	497	218

Deposits in respect of employee severance obligations	1,052	856

Property and equipment, net of $1,834 and $1,425 accumulated depreciation as of September 30, 2007 and December 31, 2006, respectively	1,096	998

Other assets:
Intangible assets, net of $1,965 and $1,051 accumulated amortization as of September 30, 2007 and December 31, 2006, respectively	5,069	6,010
Goodwill	437	437
Prepaid expenses, long-term, and other assets	245	362
Deferred charges	882	—
Total other assets	6,633	6,809

Total assets	18,368	19,679

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	392	366
Accrued expenses	1,250	805
Accrued compensation	610	623
Deferred revenues, short-term	22	465
Total current liabilities	2,274	2,259

Long-term liabilities:
Liability in respect of employee severance obligations	1,147	828
Deferred tax liability	11	—
Total long-term liabilities	1,158	828

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock; $0.001 par value; 30,000,000 shares authorized; 7,854,053 and 7,809,394 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	8	8
Additional paid-in capital	73,441	71,599
Accumulated other comprehensive loss	(28)	(31)
Accumulated deficit	(58,485)	(54,984)
Total stockholders’ equity	14,936	16,592

Total liabilities and stockholders’ equity	18,368	19,679

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Operations (unaudited, in thousands except share and per share data)

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006
	$	$	$	$
Revenues:
Advertising revenue	2,165	1,810	7,777	4,357
Answers service licensing	43	44	202	143
Subscriptions	—	4	425	23
	2,208	1,858	8,404	4,523

Costs and expenses:
Cost of revenue	1,179	844	3,643	2,336
Research and development	769	621	2,239	5,209
Sales and marketing	1,221	924	3,275	2,244
General and administrative	1,058	765	3,003	2,530
Total operating expenses	4,227	3,154	12,160	12,319

Operating loss	(2,019)	(1,296)	(3,756)	(7,796)

Interest income, net	88	144	299	430
Other income (expenses), net	—	(17)	(11)	(220)

Loss before income taxes	(1,931)	(1,169)	(3,468)	(7,586)

Income tax expense	(19)	(12)	(33)	(9)

Net loss	(1,950)	(1,181)	(3,501)	(7,595)

Basic and diluted net loss per common share	(0.25)	(0.15)	(0.45)	(1.00)

Weighted average shares used in computing basic and diluted net loss per common share	7,854,053	7,782,820	7,844,900	7,632,283

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Interim Consolidated Statements of Cash Flows (unaudited, in thousands)

	Nine months ended September 30
	2007	2006
	$	$
Cash flows from operating activities:
Net loss	(3,501)	(7,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,356	908
Deposits in respect of employee severance obligations	(196)	(190)
Increase in liability in respect of employee severance obligations	310	164
Deferred income taxes, net	33	58
Stock-based compensation to employees and directors	1,698	1,315
Stock-based compensation in connection with the Brainboost transaction	—	3,489
Capital loss	3	—
Gains from foreign exchange rate forward contracts	(19)	—
Exchange rate losses (gains)	11	(6)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	270	(865)
Increase in prepaid expenses and other current assets	(29)	(50)
Increase (decrease) in accounts payable	28	(138)
Increase in accrued expenses and other current liabilities	57	246
Decrease in short-term deferred revenues	(443)	(22)
Decrease in long-term deferred revenues	—	(16)
Net cash used in operating activities	(422)	(2,702)

Cash flows from investing activities:
Capital expenditures	(515)	(562)
Capitalization of software development costs	—	(36)
Purchase of intangible assets	—	(54)
Increase in long-term deposits	(265)	(4)
Deferred charges relating to planned acquisition	(398)	—
Purchases of investment securities	(4,166)	(14,236)
Proceeds from sales of investment securities	6,047	17,500
Net cash provided by investing activities	703	2,608

Cash flows from financing activities:
Deferred charges relating to planned financings	(109)	—
Exercise of common stock options	145	175
Net cash provided by financing activities	36	175

Effect of exchange rate changes on cash and cash equivalents	—	6
Net increase in cash and cash equivalents	317	87

Cash and cash equivalents at beginning of period	4,976	2,840

Cash and cash equivalents at end of period	5,293	2,927

Supplemental disclosures of cash flow information:
Income taxes paid	6	6

Non-cash investing activities:
Deferred charges relating to planned acquisition	100	—
Exchange rate gains from forward contracts	49	—
Unrealized net loss from securities	2	3

Non-cash financing activities:
Deferred charges relating to planned financing	275	—

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Notes to the Consolidated Financial Statements as of September 30, 2007 (unaudited)

Note 1 — Business and Summary of Significant Accounting Policies

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

As of September 30, 2007, approximately $985,000 of the Company’s net assets were located outside of the United States.

The Company is an online answer engine.  Its web properties currently consist of Answers.com and WikiAnswers.com.

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

The accompanying unaudited interim consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

Revenue Recognition

The Company, through its websites Answers.com and WikiAnswers.com, generates revenues via advertising in the form of sponsored links and image ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, the Company earns revenue based on the number of clicks associated with such ads; in the paid-for-impression model, the Company’s revenue is derived from the display of ads.

To date, the vast majority of the Company’s advertising revenue has been obtained through the efforts of third party ad networks. Third party ad networks generally compensate the Company by paying the Company a portion of the revenue they earn from adertisers for provision of promotional space on the Company's web properties. Amounts received from such third party ad networks are reflected as revenue in the period in which such advertising services are provided. In the fourth quarter of 2006, the Company begain marketing directly to advertisers and generating direct advertising revenue

In 2003, the Company sold lifetime subscriptions to its GuruNet product, which had no defined termination date. Cash received from such lifetime subscriptions was recorded as deferred revenues and amounted to $425,000 as of December 31, 2006. In February 2007, in accordance with the Company’s rights under the agreements it previously entered into with such lifetime subscribers, the Company terminated its GuruNet service and thereby extinguished its service obligation to such subscribers. Thus, the Company recognized the $425,000 previously deferred, as revenue in the first quarter of 2007.

The Company also earns revenues from partners that pay the Company for providing them with answer-based services that they then use in their own products, via co-branded web pages.

Derivatives and Hedging

The Company accounts for derivatives and hedging based on Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivatives meet the definition of a hedge and are so designated, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings.

In June 2007, and during the third quarter of 2007, the Subsidiary entered into several forward contracts to hedge certain foreign currency denominated expenses. These derivatives were not designated as hedging instruments under the rules of SFAS 133 and therefore the net gains (losses) are recognized in earnings. During the three and nine months ended September 30, 2007, such gains amounted to $69,000, and are included in operating expenses as follows:

$ (in thousands)

Cost of revenue	8
Research and development	23
Sales and marketing	22
General and administrative	16
69

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes in current practice resulting from the application of the Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value remeasurement. The statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not believe that the adoption of the provisions of SFAS 157 will have a material impact on its consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will become effective on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 159 on its financial position, cash flows, and results of operations.

Note 2 — Stockholders’ Equity

General

The following table summarizes the changes in the Company’s stockholders’ equity during the nine-month period ending September 30, 2007:

$ (in thousands)

December 31, 2006	16,592

Exercise of stock options	145
Stock-based compensation	1,698
Other comprehensive loss	2
Net loss for the period	(3,501)

September 30, 2007	14,936

Common Stock

During the nine months ended September 30, 2007, the Company issued a total of 44,659 shares of common stock due to the exercise of 44,659 of the Company’s outstanding stock options, for a total consideration of approximately $145,000.

Stock Warrants

As of September 30, 2007 there were 1,157,763 outstanding stock warrants with a weighted average exercise price of $16.21 per warrant. All warrants are exercisable immediately. No warrants were exercised during the nine months ended September 30, 2007.

Stock Options

During the nine months ended September 30, 2007, the Company granted a total of 384,650 stock options to its employees, officers and directors at an average exercise price of $11.79 per option. All such options were granted under the Company’s 2005 Plan. Additionally, during the same period, 181,331 stock options were forfeited.

As of September 30, 2007, 101,707 and 96,754 options were available for grant under the 2005 Plan and the 2004 Stock Plan, respectively. All prior option plans are closed for future grants.

The total fair value of stock options vesting during the nine months ended September 30, 2007, amounted to $1,698,000 and was recorded as stock-based compensation expense.

Note 3 — Commitments and Contingencies

(a)                                               Future minimum lease payments under operating leases for office space and cars, as of September 30, 2007, are as follows:

Year ending December 31	$ (in thousands)

2007 (three months ending December 31)	116
2008	433
2009	383
2010	220

1,152

                                                          Rental expense for operating leases for the three months ended September 30, 2007 and 2006 was $126,000 and $83,000, respectively. Rental expense for operating leases for the nine months ended September 30, 2007 and 2006 was $370,000 and $292,000, respectively.

(b)                                           All of the Subsidiary’s obligations to its bank, including the bank guarantee given to the Subsidiary’s landlord, are secured by a lien on all of the Subsidiary’s deposits at such bank. As of September 30, 2007, deposits at such bank amounted to $995,000, including a restricted long-term deposit of $95,000.

(c)                                            In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and investor relations arrangements. As of September 30, 2007, the total future cash commitments under these arrangements amount to approximately $1,205,000.

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

(g)                                             On July 13, 2007, the Company entered into a purchase agreement to acquire all of the outstanding limited liability interests of Lexico Publishing Group, LLC for an aggregate purchase price of $100 million in cash, subject to adjustments for closing net working capital and transaction costs. Transaction costs  incurred in connection with this acquisition are estimated to be approximately $2.2 million. According to the terms of the agreement, $10 million, which is referred to as the Lexico Employee Bonuses, may be paid to the employees of Lexico, subject to certain terms and conditions and a pre-determined payout schedule. In the event that such terms and conditions are not met, the portion of the Lexico Employee Bonuses not paid to employees will be due to the members of Lexico. In addition, $10 million of the purchase price will be placed in escrow for 12 months to secure the indemnification obligations of the members under the agreement, as well as any post-closing purchase price adjustments for net working capital or transaction expenses.

In connection with the initial allocation of the purchase price, Lexico Employee Bonuses paid to Lexico employees will be recorded as compensation expense during the contracted service period, which in most cases is one year.  The remaining purchase price will be recorded as intangible assets, with estimated useful lives of one to ten years, and goodwill.

Consummation of the acquisition of Lexico is subject to the Company's ability to secure financing for the acquisition, as well as customary conditions to closing, including absence of any legal prohibition on consummation of the acquisition, obtaining governmental and third party consents, the accuracy of the representations and warranties, and delivery of customary closing documents. The Company intends to use approximately $100 million of the net proceeds from a public offering to acquire Lexico.

The purchase agreement may be terminated under the following circumstances, subject to the limitations described in the purchase agreement: (i) by mutual written consent; (ii) by either the Company or the sellers if the acquisition is not consummated by January 13, 2008 subject to certain extensions; (iii) by either the Company or the sellers if there is a final, non-appealable order restraining, enjoining or otherwise prohibiting the consummation of the acquisition; or (iv) by either the Company or the sellers upon an incurable material breach of the purchase agreement by the other party, which breach would result in the failure of the terminating party’s closing conditions to be fulfilled.  The purchase agreement provides that, upon termination for an incurable material breach of the purchase agreement by the Company, which breach would result in the failure of the Company's closing conditions to be fulfilled, the Company will be required to pay the sellers a $2.0 million termination fee. Similarly, the purchase agreement provides that, upon termination of the purchase agreement for an incurable material breach by the sellers, which breach would result in the failure of their closing conditions to be fulfilled, they will be required to pay the Company a $2.0 million termination fee. In addition, if the purchase agreement is terminated for failure of the financing condition, the Company will be required to reimburse the out-of-pocket transaction expenses of the sellers up to $400,000.

As of September 30, 2007, the Company incurred approximately $498,000 in legal, accounting and investment banking fees that would have to be charged to operations, rather than capitalized as purchase price, in the event the Company does not close the transaction. Additionally, as of September 30, 2007, the Company incurred approximately $384,000 in financing costs that would have to be charged to operations, rather than charged to shareholders' equity, in the event we do not close the transaction.

Note 4 — Income Tax

(a)                                              In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 as of January 1, 2007. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

Since the date of adoption, as a result of tax positions taken in the current year, including associated estimated interest and penalties which were not material, the Company’s unrecognized tax benefits increased by $50,000, to a total of $230,000. Of the total unrecognized tax benefits at adoption date, approximately $90,000, if recognized, would impact the effective tax rate in 2007.

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

Note 5 — Major Customers

During the nine months ended September 30, 2007, the vast majority of the Company’s advertising revenue was generated through the efforts of third party ad networks. Additionally, during the three months ended September 30, 2007, the Company earned approximately 67% and 8% of its total revenue through two of its third party ad networks, Google and Shopping.com, compared to 70% and 15%, respectively, of the total revenue during the third quarter of 2006. Of the total revenue during the nine months ended September 30, 2007, Google and Shopping.com accounted for approximately 65% and 9%, compared to 67% and 15% of our total revenue during the same period in 2006.

Note 6 — Risks and Uncertainties

In July 2007, a search engine algorithm adjustment by Google led to a drop in Google directed traffic to Answers.com. As a result, overall traffic and revenue on Answers.com dropped by approximately 28% from levels immediately prior to the change. The Company has not been able to reverse the impact of this adjustment, and it does not anticipate that it will recover the lost traffic and revenue.

In response to the Google algorithm adjustment, the Company reduced its headcount and related recurring compensation costs by approximately 12%. As a result, the Company recorded a one-time charge of approximately $250 thousand in the third quarter of 2007.

As a result of the search engine algorithm adjustment by Google, the Company examined what impact the aforesaid event might have on the recoverability of its long-lived assets in accordance with the guidance contained in SFAS 142 and 144. As a result of the analysis, the Company concluded that the carrying value of its assets has not been impaired.  However, while the Company uses available information to prepare its estimates and to perform impairment evaluations, the recoverability calculations and impairment tests require significant management judgment and estimates.  Such estimates include projections of undiscounted cash flows and assumptions used in calculating projected growth of RPM’s, page-views, and expenses.  In addition, a certain degree of judgment was exercised in determining asset groups in accordance with generally accepted accounting principles.  Had the Company's estimates and assumptions differed, the accounting treatment might have resulted differently.  Future actual results could significantly differ from the anticipated results as reflected in the Company's analysis.

The Company continues to rely heavily on search engines for a substantial portion of the users visiting its Web properties. From time to time, search engines change their algorithms that direct search queries to Internet Web sites, including the Company’s Web properties. Search engines may also restrict the flow of users visiting the Company’s Web properties specifically. The Company cannot guarantee that it will successfully react to these actions and recover any lost traffic.  Accordingly, changes in search engine algorithms or a restriction on the flow of users visiting the Company’s Web properties from the search engines, could cause a significant decrease in traffic and revenues.

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

Overview

We are a leading online answer engine. Our Web properties currently consist of Answers.com and WikiAnswers.com. We offer information related to over 4 million topics based on content from brand-name publishers, our WikiAnswers community and our proprietary natural language search technology, which we refer to as Answers from the Web. Answers.com combines and presents targeted information from disparate sources and delivers answers to users’ questions in a single consolidated view.  WikiAnswers.com is a user-generated content, or UGC, community-based question and answer site. According to comScore, a global Internet information provider, our Web properties had approximately 14 million unique visitors in September 2007, which ranks Answers Corporation number 62 in the top U.S. Web properties. Our goal is to become the premier online provider of and leading destination for answers on any topic.

Prior to January 2005, we sold subscriptions to our reference-based product, GuruNet. After the launch of Answers.com in January 2005, we ceased offering new subscriptions to GuruNet. In February 2007, we terminated the GuruNet service.

Recent Events

In July 2007, a search engine algorithm adjustment by Google led to a drop in Google directed traffic to Answers.com. This adjustment reduced our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue also declined proportionately. We have not been able to reverse the impact of this adjustment, and we do not anticipate that we will recover the lost traffic and revenue. In response to the Google algorithm adjustment, we reduced our headcount and related compensation costs, reducing our base payroll expenses by approximately 12%. As a result, we recorded a charge of approximately $250 thousand in the third quarter of 2007, related to this restructuring.

In September 2007, Yahoo! dropped our content from its search index, which reduced our Yahoo! directed traffic. This action was reversed within a week, and we have recovered all of our Yahoo! directed traffic.

Planned Lexico Acquisition

On July 13, 2007, we entered into a purchase agreement to acquire all of the outstanding limited liability interests of Lexico Publishing Group, LLC for an aggregate purchase price of $100 million in cash, subject to adjustments for closing net working capital and transaction expenses. Our transaction expenses incurred in connection with this acquisition are estimated to be approximately $2.2 million. According to the terms of our agreement, $10 million, which we refer to as the Lexico Employee Bonuses, may be paid to the employees of Lexico, subject to certain terms and conditions and a pre-determined payout schedule. In the event that such terms and conditions are not met, the portion of the Lexico Employee Bonuses not paid to employees will be due to the members of Lexico. In addition, $10 million of the purchase price will be placed in escrow for 12 months to secure the indemnification obligations of the members under the agreement, as well as any post-closing purchase price adjustments for net working capital or transaction expenses.

In connection with the initial allocation of the purchase price, Lexico Employee Bonuses paid to Lexico employees will be recorded as compensation expense during the contracted service period, which in most cases is one year.  The remaining purchase price will be recorded as intangible assets, with estimated useful lives of one to ten years, and goodwill.

Consummation of the acquisition of Lexico is subject to our ability to secure financing for the acquisition, as well as customary conditions to closing, including absence of any legal prohibition on consummation of the acquisition, obtaining governmental and third party consents, the accuracy of the representations and warranties, and delivery of customary closing documents. We intend to use approximately $100 million of the net proceeds from a public offering to acquire Lexico.

The purchase agreement may be terminated under the following circumstances, subject to the limitations described in the purchase agreement: (i) by mutual written consent; (ii) by either us or the sellers if the acquisition is not consummated by January 13, 2008 subject to certain extensions; (iii) by either us or the sellers if there is a final, non-appealable order restraining, enjoining or otherwise prohibiting the consummation of the acquisition; or (iv) by either us or the sellers upon an incurable material breach of the purchase agreement by the other party, which breach would result in the failure of the terminating party’s closing conditions to be fulfilled.  The purchase agreement provides that, upon termination for an incurable material breach of the purchase agreement by us, which breach would result in the failure of our closing conditions to be fulfilled, we will be required to pay the sellers a $2.0 million termination fee. Similarly, the purchase agreement provides that, upon termination of the purchase agreement for an incurable material breach by the sellers, which breach would result in the failure of their closing conditions to be fulfilled, they will be required to pay us a $2.0 million termination fee. In addition, if the purchase agreement is terminated for failure of the financing condition, we will be required to reimburse the out-of-pocket transaction expenses of the sellers up to $400,000.

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

Acquisitions

WikiAnswers

On November 2, 2006, we acquired WikiAnswers and certain other assets for an aggregate of $2.0 million in cash. In connection with the allocation of the purchase price, we recorded goodwill of approximately $437 thousand and intangible assets, with estimated useful lives of three to ten years, of approximately $1,563 thousand. Since the date of the acquisition the revenues and operating expenses of WikiAnswers have been included in our results of operations.

Brainboost

On December 1, 2005, we acquired Brainboost Technology, LLC, developer of the Brainboost Answer Engine which we have integrated into our Answers from the Web technology, an artificial intelligence technology enabling natural language search on the Web. As consideration for the acquisition, we paid $4.0 million in cash and issued 439,000 shares of our common stock, valued at approximately $5.6 million at the time of the acquisition. In connection with the allocation of the purchase price, we recorded an intangible asset related to the Brainboost technology of approximately $5.4 million, with an estimated useful life of six years, and recognized compensation expense of approximately $4.2 million.

Under the terms of the acquisition, 50% and 25% of the shares of common stock were held in escrow for 3 and 6 months after the purchase date, respectively. Release from escrow was contingent upon our continued employment of one of the principals of the general partnership that formerly owned Brainboost. The escrowed shares were deemed to be compensation for services to be performed by the principal of the seller over the six-month period ending May 31, 2006. Because the escrow criteria were met, the shares were released from escrow, as scheduled, on March 1, 2006 and June 1, 2006. As a result, we recorded a compensation expense charge of approximately $4.2 million, which represented the value of these shares, on a straight-line basis, over the requisite six-month employment commitment period.

The stock component of the consideration was subject to a registration rights agreement pursuant to which we agreed that if our registration statement was not effective with the Securities and Exchange Commission by April 1, 2006, we would pay the sellers a penalty of $100,000 per month, pro-rated daily.  Our registration statement was declared effective on June 9, 2006; consequently, we paid the sellers $227 thousand in the second quarter of 2006.

In June 2006, we completed our initial beta integration of the Brainboost technology into Answers.com as Answers from the Web. We plan to further develop the technology through enhancements to its accuracy, range and speed.

Revenue

Traffic

Our revenue is primarily driven by the traffic generated by our Web properties and our ability to effectively monetize that traffic. Our current sources of traffic include the following:

•                  Search engines: Users submit queries and algorithm search engines respond by generating a list of Web pages that are likely to offer the most relevant content. When our pages rank high in the algorithmic systems of search engines, our results are more likely to be accessed by users. According to our internal estimates, for September 2007, this source of traffic represented approximately 60% of our traffic.

•                  Google’s definition link:  We have an informal, non-contractual relationship with Google under which Google links search results related to certain definitional queries to Answers.com.  According to our internal estimates, for September 2007, this source of traffic represented approximately 15% of our traffic.

•                  Direct users: Users visiting our Web properties directly.  According to our internal estimates, for September 2007, direct users represented approximately 25% of our traffic.

Since most of our traffic originates from search engines, we expend considerable resources improving the volume and optimizing the monetization of this traffic. The industry commonly refers to such efforts as search engine optimization, or SEO. Our Web properties have at times experienced decreases in traffic, and consequently decreases in revenue, due to search engine actions, including the recent actions by Google and Yahoo!

We continuously seek to improve the user experience of visitors to our Web properties, which we believe leads to increased pages per visit, or stickiness, and return visits, or user-retention. We seek to increase stickiness and user-retention by adding new features, enhancing user interfaces and adding new content to our Web properties.

Our Web properties receive direct traffic to their respective home pages. Answers.com also receives direct traffic through partner Web properties or through software downloads and access tools, 1-Click Answers and AnswerTips. 1-Click Answers and AnswerTips are tools that allow users to click on a word or phrase and gain access to Answers.com’s online content through a pop-up information bubble.

Monetization

Advertising Revenue. We earn most of our revenue from advertising. There are two primary categories of Internet advertising, pay-per-performance, or most commonly cost per click, or CPC, and pay-per-impression, or cost per 1,000 impressions, or CPM. In the pay-for-performance model we earn revenue based on the number of clicks associated with such ads; in the paid-for-impression model we derive revenue from the display of ads. We also work with third party ad networks that we believe optimize the average amount of revenue we earn per page view. Third party ad networks generally compensate us by paying us a portion of the revenue they earn from advertisers for our provision of promotional space on our Web properties. Additionally, in the fourth quarter of 2006, we began marketing directly to advertisers and generating direct advertising revenue. We expect direct advertising revenue to become a greater part of our overall revenue during the remainder of 2007.

We gauge the effectiveness of our monetization efforts and trends by measuring our revenue per one thousand page views, or RPM. In our Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2007, we reported RPM based on website queries, or traffic directly to one of our Answers.com topic pages. Beginning with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2007, we refer to RPM based on page views. Page views include traffic directly to the Answers.com home page, but exclude lookups conducted through 1-Click Answers, AnswerTips and traffic from partners who pay us for providing them our answer-based services. Page views are the more widely recognized industry standard traffic metric. Based upon our internal analysis, we estimate the number of Answers.com page views to be approximately 13% higher than the number of our previously reported Answers.com queries. This difference is primarily attributable to home page visits in the page view traffic estimates. Historical RPM in this Form 10-Q for the quarter ended September 30, 2007 have been modified to conform to the new methodology and are approximately 13% lower than amounts reported prior to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2007. The following table sets forth our Answers.com average daily page views and RPM, since our launch of Answers.com:

	Average Daily Page Views	Ad Revenue (Thousands)	RPM
Q-1 2005	1,010,000	$107	$1.17
Q-2 2005	2,000,000	$357	$1.96
Q-3 2005	1,990,000	$500	$2.73
Q-4 2005	2,370,000	$807	$3.71
Q-1 2006	2,920,000	$1,090	$4.15
Q-2 2006	3,030,000	$1,457	$5.29
Q-3 2006	3,400,000	$1,810	$5.79
Q-4 2006	4,340,000	$2,400	$6.02
Q-1 2007	5,470,000	$2,768	$5.62
Q-2 2007	4,890,000	$2,551	$5.73
Q-3 2007	3,730,000	$1,861	$5.41

Our Answers.com RPM increased significantly since we launched the Web property through the end of 2006 due to the implementation of various optimization methods, including:

•                  modifying the user interface;

•                  modifying the color, background and placement of ads displayed;

•                  modifying the size of ads;

•                  changing the number of ads per page;

•                  adding or switching third party ad networks;

•                  increasing the revenue-share percentage offered by third party ad networks;

•                  modifying the types of ads introduced;

•                  modifying the content displayed; and

•                  introducing direct advertising sales.

While we plan to continue focusing on optimizing our monetization, utilizing and expanding on many of the techniques we have used in the past, we believe that the primary factor that will improve our Answers.com RPM is selling ads directly through our own sales force. Excluding expected growth in direct ad sales revenue, we anticipate that our Answers.com RPM will fluctuate around current levels. In the second half of 2006, we hired our Vice President of Advertising Sales. During the second quarter of 2007, we hired three additional salespersons. As our direct advertising sales grow and become a more significant part of our revenue, we expect to see additional growth in our Answers.com RPM.

Two of our third party ad networks, Google and Shopping.com, accounted for approximately 67% and 8%, respectively, of our total revenue during the three months ending September 30, 2007, compared to approximately 70% and 15%, respectively, of our total revenue in the same period in 2006.  Google and Shopping.com accounted for approximately 65% and 9%, respectively, of our total revenue during the nine months ending September 30, 2007, compared to approximately 67% and 15%, respectively, of our total revenue in the same period in 2006. In addition to Google and Shopping.com, we utilize the services of other third party ad networks that provide us with ads.  Although there are many companies that provide third party ad networks, the loss of Google as a third party ad network could have a material adverse impact on our financial condition, as we may not succeed in receiving terms and ad services as favorable as those provided under our Google Services Agreement (GSA), the contractual relationship pursuant to which Google serves our Web properties with advertisements. While the drop in traffic due to the July 2007 Google search engine algorithm adjustment impacted our aggregate advertising revenue, it did not impact the GSA.

Licensing Revenue. We also earn revenues from partners that pay us for providing them with our answer-based services that they then use in their own products, via co-branded Web pages. Revenue from these arrangements are based on various formulas, including a percentage of the revenues these parties earn by delivering our services to their users, fees based on the number of user queries and fixed periodic fees.

Subscription Revenue. Prior to December 2003, we sold lifetime subscriptions to GuruNet, generally for $40 per subscription. In December 2003, we decided to alter our pricing model and moved to an annual subscription model, for which we generally charged our subscribers $30 per year. We have not sold subscriptions since our launch of Answers.com in January 2005. As of February 2007, we terminated the GuruNet service. Subscription revenue in periods subsequent to January 2005 reflects the recognition of revenue from subscriptions that we sold prior to our launch of Answers.com in January 2005.

Costs and Expenses

Cost of Revenue

Cost of revenue consists of fees to third party providers of content, Web search service fees, ad serving fees, amortization of the cost of acquired software used in our products, data center costs including depreciation of information technology assets, contractual revenue sharing fees to various Web property operators for visitors directed to our Web properties, or traffic acquisition costs, as well as the compensation, travel and overhead costs relating to personnel who are responsible for content editing and integration, production operations and customer support. As revenue increases, we expect our cost of revenues as a percentage of revenue to decrease, however, we may experience an increase in our cost of revenues as a percentage of revenue, during the transition period in 2008 related to our anticipated shift to a co-location facility for hosting our web properties, rather than our current managed hosting facility.

Research and Development Expenses

Research and development expenses consist of compensation, travel and overhead costs of personnel conducting research and development of our products and services, and consulting costs. Our research and development team works primarily on projects to improve and enhance user interface, product functionality, disambiguation, scalability and performance. We generally expect that our research and development expenses will decline as a percentage of revenue as we grow our revenue.

Sales and Marketing Expenses

Sales and marketing expenses consist of compensation, travel and overhead costs of sales and marketing and product management personnel, public relations, marketing and market information services, and advertising and promotional costs. We generally expect that our sales and marketing expenses will decline as a percentage of revenue as we grow our revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, travel and overhead costs for financial, legal and administrative personnel, insurance fees, fees for professional services, including investor relations, legal, accounting and other consulting fees, investment banking fees, amortization of domain names, and other general corporate expenses. Overhead costs consist primarily of rent, telecommunications, utilities and depreciation expenses. We generally expect that our general and administrative expenses will decline as a percentage of revenue as we grow our revenue.

Stock-Based Compensation

New employees typically receive stock option awards within three months of their start date. We also grant additional stock option awards to existing employees and directors, usually once a year. As of January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payments”, or SFAS 123R, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period awards are expected to vest. Such costs are part of our compensation expense and are included in the operating expense categories in our Statement of Operations.

Other Compensation Charges

In connection with our purchase of Brainboost, we issued shares of common stock, valued at approximately $4.2 million, which were deemed to be compensation for services.  Accordingly, $4.2 million was charged to compensation expense over the six-month period ending May 31, 2006.

In connection with our pending acquisition of Lexico, we will pay the Lexico Employee Bonuses to the employees of Lexico, subject to certain terms and conditions and a pre-determined payout schedule. In the event that such terms and conditions are not met, the portion of the $10 million not paid to employees will be due to the members.  In connection with the initial allocation of the purchase price, Lexico Employee Bonuses paid to Lexico employees will be recorded as compensation expense during the contracted service period, which in most cases is one year.

Other

Interest Income (Net)

Interest income (net) primarily consists of interest income earned on cash, cash equivalent and investment securities balances.

Other Expenses

Other expenses consists primarily of foreign currency exchange gains and losses. In the nine months ended September 30, 2006, other expenses included a payment of $227 thousand to the sellers of Brainboost as a result of our delay registering with the SEC shares we issued as consideration in the transaction.

Income Tax Expense

Our effective tax rate differs from the statutory federal rate due to differences between income and expense recognition prescribed by income tax regulations and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating and amortizing property, equipment and intangible assets and different methods and timing for calculating and recording stock compensation expense. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of state and local taxes and foreign income from our wholly owned subsidiary. Our deferred tax assets are offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to transpire.

Our Israeli subsidiary had income during the nine months ending September 30, 2007 and 2006, resulting from the services agreement we entered into with such Israeli subsidiary. Pursuant to this agreement, the Israeli subsidiary charges us for research and development services it provides us, plus 12.5%. However, the subsidiary is an “approved enterprise” under Israeli law, which means that income arising from the subsidiary’s approved activities is subject to zero tax under the “alternative benefit” path for a period of ten years. In the event of distributions by the subsidiary to the parent, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax to be withheld at source on the amounts of such distribution received.

                The following table sets forth the historical operating results as a percentage of revenue for the periods indicated:

	Three months ended September 30		Nine months ended September 30
	2007	2006	2007	2006

Revenue	100%	100%	100%	100%

Costs and expenses:
Cost of revenue	53	46	43	52
Research and development	35	33	27	115
Sales and marketing	55	50	39	50
General and administrative	48	41	36	56
Total operating expenses	191	170	145	273

Operating loss	(91)	(70)	(45)	(173)

Interest income, net	4	8	3	10
Other expense, net	—	(1)	—	(5)

Loss before income taxes	(87)	(63)	(42)	(168)

Income taxes	(1)	(1)	—	—

Net loss	(88)%	(64)%	(42)%	(168)%

Three Months and Nine Months Ended September 30, 2007 and 2006

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change

Answers.com advertising revenue	$1,861	$1,810	$51	$7,179	$4,357	$2,822
WikiAnswers advertising revenue	$304	$—	$304	$598	$—	$598
Answers service licensing revenue	$43	$48	$(5)	$202	$143	$59
Subscription revenue	$—	$—	$—	$425	$23	$402

	$2,208	$1,858	$350	$8,404	$4,523	$3,881

Revenue increased $350 thousand, or 19%, to $2,208 thousand for the three months ended September 30, 2007 from $1,858 thousand for the three months ended September 30, 2006. The increase in our revenue was primarily the result of $304 thousand of advertising revenue generated through WikiAnswers.com, a website we did not own during the same period in 2006, and increases in our Answers.com advertising revenue, of $51 thousand. Average daily page views for Answers.com in the three months ended September 30, 2007 were approximately 3,730,000, compared to approximately 3,400,000 in the same period in 2006. RPM for Answers.com was $5.41 in the three months ended September 30, 2007, compared to $5.79 in the same period in 2006. In future periods we expect that WikiAnswers will comprise a larger percentage of our advertising revenue.

Revenue increased $3,881 thousand, or 86%, to $8,404 thousand for the nine months ended September 30, 2007 from $4,523 thousand for the nine months ended September 30, 2006. The majority of the increase in our revenue was due to an increase in Answers.com advertising revenue of $2,822 thousand, which was the result of increases in our Answers.com traffic and monetization rates. Average daily page views for Answers.com in the nine months ended September 30, 2007 were approximately 4,700,000 compared to approximately 3,120,000 in the same period in 2006. RPM for Answers.com was $5.59 in the nine months ended September 30, 2007, compared to $5.07 in the same period in 2006. In addition, advertising revenues in the nine months ended September 30, 2007 includes $598 thousand generated from WikiAnswers, a website we did not own during the same period in 2006.

In July 2007, a search engine algorithm adjustment by Google led to a drop in Google directed traffic to Answers.com. This adjustment reduced our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue also declined proportionately. We have not been able to reverse the impact of this adjustment, and we do not anticipate that we will recover the lost traffic and revenue. In response to the Google algorithm adjustment, we reduced our headcount and related compensation costs, reducing our base payroll expenses by approximately 12%.  In September 2007, Yahoo! dropped our content from its search index. This action was reversed within a week, and we have recovered all of our Yahoo! directed traffic.

Approximately $256 thousand and $415 thousand of our advertising revenue in the three and nine months ending September 30, 2007, respectively, resulted from the efforts of our direct ad sales force. We had no direct ad sales during the three and nine months ending September 30, 2006.

Subscription revenue in the nine months ended September 30, 2007 of $425 thousand resulted from the recognition of revenue from the sale of lifetime subscriptions of our GuruNet service prior to December 2003. As of December 31, 2006, we had approximately $425 thousand of deferred revenue relating to these subscriptions.  Prior to the nine months ended September 30, 2007, we did not recognize any revenue from the lifetime subscriptions to our GuruNet service because the subscriptions had no defined term. On February 2, 2007, in accordance with our rights under the agreements we entered into with such subscribers, we terminated the GuruNet service and thereby extinguished our service obligations to our subscribers.  As a result, we recognized the entire $425 thousand previously deferred, as revenue, in the first quarter of 2007. We had no additional subscription revenue in 2007. Subscription revenue of $4 thousand and $23 thousand in the three and nine months ended September 30, 2006, respectively, related to fixed-term subscriptions we sold prior to January 2005, as we recognized the revenue from fixed term subscriptions over the lives of such subscriptions.

Costs and Expenses

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change

Cost of revenue	$1,179	$844	$335	$3,643	$2,336	$1,307

Cost of revenue increased $335 thousand, or 40%, to $1,179 thousand for the three months ended September 30, 2007 from $844 thousand for the three months ended September 30, 2006. The increase in cost of revenue was due primarily to increases in data center costs of $164 thousand, including depreciation of information technology assets, increases in content licensing costs of $118 thousand, and increases in fees we pay to Google for web search and ad serving fees of $34 thousand. Additionally, in the three months ended September 30, 2007 we incurred $32 thousand of amortization expenses relating to intangible assets we purchased in connection with the WikiAnswers acquisition in November 2006.  We did not incur any similar expenses for the three months ended September 30, 2006. These increases were offset, to some extent by decreases in compensation costs of $61 thousand.

Cost of revenue increased $1,307 thousand, or 56%, to $3,643 thousand for the nine months ended September 30, 2007 from $2,336 thousand for the nine months ended September 30, 2006. The increase in cost of revenue was due primarily to increases in data center costs of $503 thousand, including depreciation of information technology assets, increases in content licensing costs of $369 thousand, increases in fees we pay to Google for web search and ad serving fees of $160 thousand, and increases in compensation costs of $77 thousand as a result of staffing additions in our production operations and content departments and salary increases which took effect in March 2007. Additionally, in the nine months ended September 30, 2007 we incurred $97 thousand of amortization expenses relating to intangible assets we purchased in connection with the WikiAnswers acquisition in November 2006.  We did not incur any similar expenses for the nine months ended September 30, 2006.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change

Research and development	$769	$621	$148	$2,239	$5,209	$(2,970)

Research and development expenses increased $148 thousand, or 24%, to $769 thousand for the three months ended September 30, 2007 from $621 thousand for the three months ended September 30, 2006. The increase in research and development expenses was due primarily to increases in compensation-related expenses of $119 thousand due to growth in our research and development team and salary increases which took effect in March 2007, and increased overhead of $27 thousand.

Research and development expenses decreased $2,970 thousand, or 57%, to $2,239 thousand for the nine months ended September 30, 2007 from $5,209 thousand for the nine months ended September 30, 2006. The decrease in research and development expenses was due primarily to compensation charges of $3.5 million for the nine months ended September 30, 2006, resulting from the acquisition of Brainboost.  We did not incur any similar charges in the same period of 2007. This decrease was partially offset by increases in compensation-related expenses of $413 thousand due to growth in our research and development team and salary increases which took effect in March 2007, and increases in overhead of $81 thousand.

Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change

Sales and marketing	$1,221	$924	$297	$3,275	$2,244	$1,031

Sales and marketing expenses increased $297 thousand, or 32%, to $1,221 thousand for the three months ended September 30, 2007 from $924 thousand for the three months ended September 30, 2006. Compensation related expenses increased $230 thousand, primarily due to growth in our sales and marketing team, including the hiring of three ad sales managers during the second quarter of 2007. We also incurred a one-time severance charge of approximately $220 thousand in the three months ended September 30, 2007, as the result of the termination of employment of our Chief Revenue Officer in August 2007 as part of the reduction in headcount due to the impact on us of the Google search engine adjustment in July 2007. Additionally, expenses relating to Internet and marketing metrics software and information services increased approximately $40 thousand, and overhead rose approximately $26 thousand, in the three months ended September 30, 2007 as compared to the same period in 2006. These increases were offset, in part, by decreases in advertising and promotion expenses of approximately $116 thousand and by a decrease in marketing-related expenses due to an accrual of $75 thousand relating to a lawsuit from a former marketing employee incurred in the three months ended September 30, 2006. There was no such expense in the same period of 2007.

Sales and marketing expenses increased $1,031 thousand, or 46%, to $3,275 thousand for the nine months ended September 30, 2007 from $2,244 thousand for the nine months ended September 30, 2006. Compensation related expenses increased $843 thousand, primarily due to growth in our sales and marketing team, including the hiring of three ad sales managers during the second quarter of 2007. We also incurred a one-time severance charge of approximately $220 thousand in the nine months ended September 30, 2007, as the result of the termination of employment of our Chief Revenue Officer in August 2007 as part of the reduction in headcount due to the impact on us of the Google search engine adjustment in July 2007. Additionally, expenses relating to Internet and marketing metrics software and information services increased approximately $160 thousand, and overhead rose approximately $80 thousand, in the nine months ended September 30, 2007 as compared to the same period in 2006. Finally, in the nine months ended September 30, 2007, we incurred recruiting fees of approximately $50 thousand to fill certain ad sales position openings, fees we did not incur during the same period in 2006. These increases were offset, in part, by a decrease in advertising and promotion expenses of approximately $235 thousand and by a decrease in marketing-related expenses due to an accrual of $75 thousand relating to a lawsuit from a former marketing employee incurred in the nine months ended September 30, 2006. There was no such expense in the same period of 2007.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change

General and administrative	$1,058	$765	$293	$3,003	$2,530	$473

General and administrative expenses increased $293 thousand, or 38%, to $1,058 thousand for the three months ended September 30, 2007 from $765 thousand for the three months ended September 30, 2006. The increase in general and administration expenses was due primarily to increases in compensation costs of $189 thousand, amortization expenses of $50 thousand relating to the WikiAnswers intangible assets and accounting and legal fees of $32 thousand

General and administrative expenses increased $473 thousand, or 19%, to $3,003 thousand for the nine months ended September 30, 2007 from $2,530 thousand for the nine months ended September 30, 2006. The increase in general and administration expenses was due primarily to increases in compensation costs of $454 thousand and amortization expenses of $150 thousand relating to the WikiAnswers intangible assets. These increases were offset, in part, by decreases in various expenses, including stock administration of $98 thousand and insurance of $40 thousand.  The stock administration costs declined because in the nine months ended September 30, 2006 we incurred costs relating to the registration of the Brainboost shares, costs that we did not incur in the same period in 2007.

Interest Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change

Interest income, net	$88	$144	$56	$299	$430	$(131)

Interest income, net decreased $56 thousand, or 39%, to $88 thousand for the three months ended September 30, 2007 from $144 thousand for the three months ended September 30, 2006. The decrease in interest income resulted primarily from lower average cash and investment securities balances during the three months ended September 30, 2007 as compared to the same period in 2006.

Interest income, net decreased $131 thousand, or 30%, to $299 thousand for the nine months ended September 30, 2007 from $430 thousand for the nine months ended September 30, 2006. The decrease in interest income resulted primarily from lower average cash and investment securities balances during the nine months ended September 30, 2007 as compared to the same period in 2006.

Other Expenses, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006		2007	2006
	(in thousands)		Change	(in thousands)		Change

Other income (expense), net	$—	$(17)	$17	$(11)	$(220)	$209

Other income (expense), net increased $17 thousand, to $0 for the three months ended September 30, 2007, from negative $17 thousand for the three months ended September 30, 2006. Other expenses during the three months ended September 30, 2007 and 2006 resulted from foreign currency exchange net losses.

Other expense, net increased $209 thousand, or 95%, to negative $11 thousand for the nine months ended September 30, 2007, from negative $220 thousand for the nine months ended September 30, 2006. Other expenses in the nine months ended September 30, 2006 resulted, primarily, from the payment of $227 thousand to the sellers of Brainboost as a result of our delay registering with the SEC shares we issued as consideration in the transaction. Other expenses during the nine months ended September 30, 2006, resulted from foreign currency exchange net losses.

Income Tax (Expense) Benefit

We had net operating loss carryforwards, or NOLs, for federal income tax purposes of approximately $49 million at December 31, 2006. The federal net operating losses will expire if not utilized on various dates from 2019 through 2026. Because we have experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on our ability to use $32 million of these carryforwards. Our best estimate at this time is that the annual limitation on the use of $32 million of our NOLs is approximately $1.8 million per year. Any unused portion of the $1.8 million annual limitation applicable to our restricted NOLs is available for use in future years until such NOLs are scheduled to expire. Our remaining NOLs are not currently subject to such limitations. We expect that this offering will result in an additional ownership change within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, and that additional limitations will be placed on our ability to use our NOLs. Our Israeli subsidiary has capital loss carryforwards of approximately $680 thousand that can be applied to future capital gains for an unlimited period of time under current tax rules.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, and investment securities, which were $7,516 thousand as of September 30, 2007. In the nine months ended September 30, 2007 we used $422 thousand in cash from our operations.  Previously, we used cash in our operations in every year since our inception. Our ability to generate cash from operations in the future will depend primarily on our ability to produce net income before non-cash expenses such as depreciation and amortization and stock-based compensation.

	Nine Months Ended September 30
	2007	2006

Net cash used in operating activities	$(422)	$(2,702)
Net cash provided by investing activities	703	2,608
Net cash provided by financing activities	36	175

Operating Activities

Despite a net loss of $3,501 thousand in the nine months ending September 30, 2007, net cash used by operations was $422 thousand. We incurred $1,698 thousand of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, depreciation and amortization of $1,356 thousand, while recognizing $425 thousand of previously deferred revenue from lifetime subscriptions we sold for our GuruNet service in 2003.

Investing Activities

Net cash provided by investing activities in the nine months ending September 30, 2007 and 2006, respectively, is attributable mostly to the proceeds from the sale of investment securities less cash used from purchases of investment securities, and cash used for capital expenditures, long-term deposits and deferred costs relating to the Lexico acquisition, as delineated in our Consolidated Statement of Cash Flows.

Financing Activities

Cash flow from financing activities for the nine months ending September 30, 2007 relates to the net proceeds from the exercise of stock options and deferred costs relating to the Lexico financing.

We believe we have sufficient cash to meet our planned operating needs for the next twelve months; however, we need to raise capital from a private and/or public offering to fund the costs of our planned acquisition of Lexico.

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

Contractual Obligations and Commitments

As of September 30, 2007, we had the following known contractual obligations and commitments (in thousands):

	Purchase Contracts	Operating Leases	Total (1)

Remainder of 2007	$215	$116	$331
2008	595	433	1,028
2009	350	383	733
2010	45	220	265

	$1,205	$1,152	$2,357

(1) The above table does not include unrecognized tax benefits of $230 thousand.

On July 13, 2007 we entered into a purchase agreement with members of Lexico to acquire all of the outstanding limited liability interests of Lexico for an aggregate purchase price of $100 million in cash, subject to adjustments for closing net working capital and transaction expenses. As of September 30, 2007, we incurred approximately $498 thousand in legal, accounting and investment banking fees, that would have to be charged to operations, rather than capitalized as purchase price, in the event we do not close the transaction. Additionally, as of September 30, 2007, we incurred approximately $384 thousand in financing costs that would have to be charged to operations, rather than charged to shareholders' equity, in the event we do not close the transaction.

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

Quantitative and Qualitative Disclosures about Market Risk

Currency Risk. Our revenue is denominated solely in U.S. dollars. Most of our expenses are also based in U.S. dollars; however, we are subject to a significant amount of expenses that are denominated in New Israeli Shekels, or NIS. We expect this level of NIS expenses to continue in the near future. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on our results of operations. In addition, to the extent we hold cash and cash equivalents that are denominated in currencies other than the U.S. dollar, we are subject to the risk of exchange rate fluctuations. We use various hedging tools, including forward contracts and options, to minimize the effect of currency fluctuations on our income.

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

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2006 and 2005, and our consolidated interim financial statements for the three and nine months ended September 30, 2007 and 2006, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Goodwill, Intangibles and Other Long-Lived Assets

We account for our purchases of acquired companies in accordance with SFAS No. 141, “Business Combinations,” or SFAS 141, and for goodwill and other identifiable definite and indefinite-lived acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. Additionally, we review our long-lived assets for recoverability in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS 144.

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

In response to the search engine algorithm adjustment by Google in July 2007, we examined what impact this event might have on the recoverability of our long-lived assets in accordance with the guidance contained in SFAS 142 and 144. As a result of our analysis, we concluded that the carrying value of our assets has not been impaired.  However, while we use available information to prepare our estimates and to perform impairment evaluations, our recoverability calculations and impairment tests require significant management judgment and estimates.  These estimates include our projections of undiscounted cash flows and assumptions used in calculating projected RPM growth, page-views, and expenses.  In addition, a certain degree of judgment was exercised in determining asset groups in accordance with generally accepted accounting principles.  Had our estimates and assumptions differed, the accounting treatment might have resulted differently.  Future actual results could significantly differ from the anticipated results as reflected in our analysis.

Accounting for Stock-based Compensation

As of January 1, 2006, we adopted SFAS No. 123R which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest, using the modified prospective method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

With the exception of stock options granted to employees prior to May 12, 2004, the date of our first filing with the U.S. Securities and Exchange Commission in connection with our initial public offering, or IPO, we determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options and warrants granted to non-employees, for accounting purposes, using the Black-Scholes valuation model. Prior to our IPO, in October 2004, the market value of the underlying stock was based on estimates, including volatility estimates that are inherently highly uncertain and subjective, since prior to our IPO there had been no public market for our stock. Subsequent to our IPO, we did not have sufficient history to actually predict our volatility, therefore, our assumptions about stock price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our actual stock price volatility. Had we made different assumptions about the market value of our stock, stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different, in the year ended December 31, 2006, and in the nine months ended September 30, 2007 and 2006, as well as in periods prior to our adoption of SFAS 123R.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully offset our U.S. deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate US taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance.

In July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109,” or FIN 48, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under FIN 48, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities. We adopted the provisions of FIN 48 as of January 1, 2007 and it has not had a material impact on our financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes in current practice resulting from the application of the Statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value remeasurement. The statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not believe that the adoption of the provisions of SFAS 157 will have a material impact on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No.159 will be effective for us on January 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows, and results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2007, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of September 30, 2007, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to increase Lexico's traffic monetization rates, it may have a materially adverse impact on the anticipated benefits of this acquisition.

We currently monetize our Web traffic more effectively than Lexico, resulting in comparatively greater revenue per page. During the third quarter of 2007, our RPM was $5.41 compared to Lexico’s RPM of $1.87. We expect to improve Lexico’s monetization rates by using the same techniques we have used to increase the monetization of our sites, including, changing site design, changing the color, background, placement and number of textual ads displayed, increasing the size and number of display ads per page, and adding or switching ad providers or types of ads introduced. However, our assumptions may be incorrect and we may not be able to improve Lexico’s monetization rates for several reasons, including:

•      the users of Lexico’s Web properties may behave differently than the users of our Web properties;

•      our assumptions regarding the probability of Lexico’s users clicking on the ads displayed on the Lexico Web properties may be incorrect; or

•      we may make a modification to the Lexico Web properties that damages the look or experience for their users.

Our failure to increase Lexico’s monetization rates may have a material adverse impact on the anticipated benefits of the Lexico acquisition.

We may not be able to maintain or grow Lexico’s traffic.

In 2006, Lexico’s Web properties generated overall traffic of approximately 3.9 billion page views, which is approximately three times the number of page views generated by our existing Web properties. For the nine months ended September 30, 2007, Lexico’s Web properties generated overall traffic of approximately 3.5 billion page views. Although we expect that this traffic will grow under our management of Lexico’s Web properties, we cannot assure you that we will be successful in increasing the traffic to the Lexico Web properties, nor can we assure you that we will be able to maintain Lexico’s current levels of traffic, which may materially adversely affect our business and financial results.

If Google does not amend our Google Services Agreement to include the Lexico Web properties after the acquisition or consent to the transfer of Lexico’s Google Services Agreement to us after the acquisition, we may suffer a material reduction in our anticipated ad revenues, which would adversely affect our business and financial results.

Our business is dependent on our Google Services Agreement, or GSA, under which we obtain most of the advertisements displayed on our Web properties and earn most of our ad revenues. Lexico is dependent to a lesser extent on their GSA. Lexico’s GSA requires Google’s consent for the transfer of Lexico's GSA. If we are unable to incorporate the Lexico Web properties into our GSA, obtain consent for the transfer of Lexico’s GSA to us, or enter into a new GSA with respect to the Lexico Web properties we will have to obtain listings and advertisements from alternative providers. In addition, we may not be able to negotiate terms and ad services as favorable as those that our current GSA provides. This may result in a material reduction in our anticipated ad revenues from the Lexico web properties which may adversely affect our business and financial results.

We may not be able to realize other intended benefits of the acquisition of Lexico, which could adversely affect our financial condition.

               The success of the acquisition will depend, in part, on our ability to realize the assumed benefits of the acquisition, including, among others, increased direct traffic to our Web properties (as opposed to traffic directed by search engines), improved Lexico traffic monetization, increased operating scale and broadened portfolio of Web properties. However, our assumptions and rationale for the acquisition may be incorrect and we may not be able to realize such benefits. As a result, we cannot assure you that the acquisition will be successful or will not harm our current business. Failure to achieve these benefits could adversely affect our financial results.

The Lexico acquisition will result in significant costs to us, and in certain circumstances we may be required to pay a termination fee to Lexico if we do not complete the acquisition. Payment of the termination fee would materially adversely affect our business and financial results.

The acquisition will result in significant costs to us. Transaction costs will be substantial, and additional unanticipated costs may be incurred. Some of these costs will be incurred whether or not the acquisition is completed. Under certain circumstances, if we do not complete the acquisition, under the terms of the purchase agreement, we may be required to pay Lexico a termination fee of $2 million. Under the terms of the purchase agreement, we may also be obligated to reimburse Lexico’s costs up to a maximum of $400,000. Should the purchase agreement be terminated in circumstances under which this termination fee is payable, the payment of the fee would materially adversely affect our business and financial results.

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

We cannot assure you that we will be able to integrate Lexico’s operations without encountering difficulties or that any such difficulties will not have a material adverse effect on us.

If the liabilities we assume in the Lexico acquisition are greater than expected, or if there are unknown liabilities, our business could be materially and adversely affected.

We intend to acquire the outstanding equity interests in Lexico through an acquisition. Lexico may be subject to liabilities unknown to us that, if asserted, could have a material adverse effect on us, including:

•      claims of vendors or other persons dealing with Lexico;

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

Although the purchase agreement provides us with indemnification protection, the indemnification is limited and may be insufficient if any significant liabilities are found, depending on the amount, timing and nature of any claim. As a result, we cannot assure you that the acquisition will be successful or will not, in fact, harm our business. Among other things, if the liabilities we have assumed are greater than expected and are not covered by the sellers’ indemnification, the acquisition could have a material adverse effect on us. In addition, if we learn of information with respect to Lexico, after completion of the acquisition, that prevents us from making the certifications required by the

Sarbanes-Oxley Act of 2002, investors’ confidence in our reporting capabilities could be reduced, and our business could be materially adversely affected.

Risks Related to our Business

We have incurred significant and continuing net losses since our inception and may continue to incur losses.

We incurred net losses of approximately $8.6 million and $6.0 million for the years ended December 31, 2006 and 2005, respectively. As of September 30, 2007, we had an accumulated deficit of approximately $58.5 million. We cannot assure you that we will be able to achieve net income on a quarterly or annual basis. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to incur substantial losses, which would materially adversely affect our business and financial results.

If search engines alter their algorithms or methods or otherwise restrict the flow of users visiting our Web properties, our business and financial results could suffer.

Search engines serve as origination Web properties for users in search of information, and our topic pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. As a result, we rely heavily on search engines for a substantial portion of the users visiting our Web properties. According to our internal estimates traffic to our Web properties originating from search engines during September 2007, excluding Google-directed definition link traffic, was approximately 60% of the overall traffic to our Web properties, the majority of which originated from Google and, to a lesser but still significant extent, Yahoo!. Our WikiAnswers search engine traffic during the same period was even more significant, amounting to approximately 85% of its overall traffic. According to Lexico’s internal data, Lexico’s traffic originating from search engines during September 2007 was approximately 15% of Lexico’s overall traffic. After the closing of the acquisition, we believe that, on a combined aggregated basis, we would have traffic originating from search engines of approximately 25% of our overall traffic. If our traffic from search engines declines for any reason, we would suffer a significant decline in overall traffic and revenue. For example, In July 2007, a search engine algorithm adjustment by Google led to a drop in Google directed traffic to Answers.com. This adjustment reduced our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue declined proportionately. We have not been able to reverse the impact of this adjustment, and we do not anticipate that we will recover the lost traffic and revenue. In response to the Google algorithm adjustment, we reduced our headcount and related compensation costs, reducing our base payroll expenses by approximately 12%. In September 2007, Yahoo! dropped our content from its search index, which led to a drop in our Yahoo! directed traffic. This action was reversed within a week, and we have recovered all of our Yahoo! directed traffic. Search engines, at any time and for any reason, could change their algorithms that direct search queries to our Web properties or could restrict the flow of users visiting our Web properties specifically. In fact, as illustrated above, on occasion our Web properties have experienced decreases in traffic, and consequently in revenue, due to these search engine actions. We cannot guarantee that we will successfully react to these actions in the future and recover the lost traffic. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, or a restriction on the flow of users visiting our Web properties from the search engines, could cause a significant decrease in traffic and revenues, which could adversely affect our business and financial results.

Components of our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced rapid growth in our headcount and operations over the past several years, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

We have a short operating history and a relatively new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and may increase the risks that we will not continue to be successful and that our financial results could suffer.

There are two primary categories of Internet advertising, pay-per-performance, or most commonly cost per click, or CPC, and pay-per-impression, or cost per 1,000 impressions, or CPM. In the case of performance-based advertising, the advertiser only pays when a user clicks on an ad, as opposed to viewing the ad, as in impression-based advertising. We first derived advertising revenue in the first quarter of 2005, and we have only a short operating history with our CPC and CPM advertising model. As a result, we have very little operating history to aid in assessing our future prospects. Also, we derive nearly all of our revenues from online advertising, which is an immature industry that has undergone rapid and dramatic changes in its short history. We will encounter risks and difficulties as a growing company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

We depend on Google to direct traffic to Answers.com through its definition link, and the loss of this source of traffic could reduce our ad revenues and adversely affect our business and financial results.

A significant percentage of our direct traffic is directed to Answers.com by the definition link appearing on Google’s website result pages. As an additional result of this arrangement, a significant number of secondary users visit Web properties via the definition link and perform additional searches. We refer to these users as secondary traffic. The definition link traffic is the result of a unilateral decision by Google to link certain definitions to Answers.com, and not any contractual relationship. Google may change these links at any time, in its sole discretion. According to our internal estimates, for September, 2007, the primary and secondary traffic from the Google definition link accounted for approximately 15% of the traffic to our Web properties. If Google stops directing traffic to Answers.com through its definition link, we would experience a significant reduction in our traffic and the corresponding ad revenues, which would adversely affect our business and financial results.

If our GSA is terminated by Google, we would have to seek an alternative provider of listings and advertisements, which could adversely affect our business and financial results.

Our business is dependent on the GSA, under which we obtain most of the advertisements displayed on our Web properties and earn most of our ad revenues. Google may terminate the GSA with no advance notice if we:

•      take certain prohibited actions including, among other things:

-        editing or modifying the order of search results,

-        redirecting end users, producing or distributing any software which prevents the display of ads by Google,

-        modifying, adapting or otherwise attempting to obtain source code from Google technology, content, software and documentation or

-        engaging in any action or practice that reflects poorly on Google or otherwise disparaging or devaluing Google’s reputation or goodwill;

•      breach the grant of a license to us by Google of certain trade names, trademarks, service marks, logos, domain names and other distinctive brand features of Google;

•      breach the confidentiality provisions of the GSA;

•      breach the exclusivity provisions of the GSA; or

•      materially breach the GSA more than two times, irrespective of any cure to such breaches.

The GSA is scheduled to expire on January 31, 2010, unless renewed upon mutual written consent.

Google’s termination of the GSA would result in our need to replace this relationship and obtain listings and advertisements from alternative providers, and we may not succeed in receiving equally favorable as those provided in the GSA. Termination of the GSA and our failure to replace it on equally favorable terms could result in a material reduction in our ad revenues and could adversely affect our business and financial results.

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

We are spending increasing amounts of money and devoting greater resources to the development of WikiAnswers. We expect to derive an increasingly significant portion of our revenues from WikiAnswers. We intend to utilize the strategies we have used with Answers.com to increase monetization of our WikiAnswers Web property. If WikiAnswers fails to perform as well as we anticipate, our business and financial results could be adversely affected.

If Internet users do not interact with our WikiAnswers Web property frequently or if we fail to attract new users to the service, our business and financial results will suffer.

The success of our WikiAnswers Web property is largely dependent upon users constantly interacting with the community by asking questions, posting answers and improving upon both. We need to attract users to register as community members, visit the Web property frequently and spend increasing amounts of time on the Web property when they visit. In addition, only a very small number of users actually post information on the site on a regular basis and are engaged in improving the information it contains. If we are unable to encourage users to interact more frequently with our WikiAnswers Web property and to increase the amount of user generated content they provide, our ability to attract new users to the Web property, increase the number of registered users loyal to the community and attract advertisers to WikiAnswers will be diminished and adversely affected. As a result, our business and financial results will suffer, and we will not be able to grow our business as planned.

If we are unable to improve and maintain the quality of content being contributed to WikiAnswers, the Web property will become less valuable to the users, less popular as a destination for obtaining answers to questions and its growth will be negatively affected, which in turn could adversely impact our financial results.

It is critical that we ensure that the quality of content being posted on WikiAnswers, both questions and answers, is maintained and improved over time. The better the quality of the content generated on the Web property, the more valuable the Web property will be for users in search of answers, which in turn will lead to stronger growth in the community size. We will need to closely monitor the content being contributed by users and constantly be on the alert for and filter out content that does not add value, or even worse, damages the user experience. If we fail to maintain and improve the quality of the Web property’s content, the appeal of WikiAnswers to users may diminish and the growth of the Web property may be negatively affected, which in turn could cause our financial results to suffer.

If we are unable to attract and retain dedicated supervisors for WikiAnswers for the administration of the Web property and the encouragement of the community’s expansion, our plans for growing WikiAnswers may fail and our results of operations may be adversely affected.

Much of the effort of administering WikiAnswers, monitoring its activity and ensuring its steady growth and development is borne by a large group of external supervisors, the vast majority of whom are not employed by us and not compensated for their efforts. The supervisors are in charge of monitoring questions and answers in specific categories in an effort to ensure questions are being answered timely, prevent vandalism, improve consistency and encourage high-quality contributions. As of October 31, 2007, the community enjoyed the benefit of over 100 such supervisors. The success of WikiAnswers is dependant, to a certain extent, on the continued attention of these supervisors to WikiAnswers. If we are not able to attract and maintain enough supervisors, the WikiAnswers Web property will suffer and the Web property will become less attractive to users, which in turn will adversely affect the site’s growth and our business and financial results.

We generate our revenue almost entirely from advertising so uncertainties in the Internet advertising market and our failure to increase advertising inventory on our Web properties could adversely affect our ad revenues.

We generated approximately 86%, 97% and 93%, respectively, of our revenues in 2005, 2006 and for the nine months ended September 30, 2007 from our advertisers. Although worldwide online advertising spending is growing steadily, it represents only a small percentage of total advertising expenditures. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in Internet advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If the Internet does not continue to be a widely accepted as a medium for advertising and the rate of advertising on the Internet increase, our ability to generate increased revenues could be adversely affected. We believe that growth in our ad revenues will also depend on our ability to increase the number of pages on our Web properties to provide more advertising inventory. If we fail to increase our advertising inventory at a sufficient rate, our ad revenues could grow more slowly than we expect, which could have an adverse effect on our financial results.

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

We face significant competition from search engines, destination portals and other free reference and industry-specific Web properties that could adversely impact our competitive position.

We face significant competition from a wide variety of Web properties, including traditional search engines, such as Google, Yahoo! and Ask.com, destination portals and other free online answer engines, such as About.com, TheFreeDictionary.com and Wikipedia.org. We also compete with industry-specific Web properties, such as Bankrate.com and WebMD.com, as well as with other popular question and answer sites, such as Yahoo! Answers and Answerbag.com. Many of our competitors have longer operating histories, more extensive management experience, an employee base with more extensive experience, better geographic coverage, larger consumer bases, greater brand recognition and significantly greater financial, marketing and other resource than we do. We expect competition to intensify in the future. If our competitors are more successful than we are in developing compelling products or attracting and retaining users or advertisers, then our competitive position and financial results could be adversely affected.

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

Traffic to our Web properties and advertising demand fluctuates significantly on a seasonal basis, which impacts our operations from quarter to quarter.

Many of our users are students that utilize our Web properties as reference sources. Our traffic fluctuates with the academic school year, rising from February through May, falling to its lowest levels during the summer months, rising again in September and falling again in December through January. We expect traffic to our Web properties to continue to fluctuate seasonally in the future. This seasonal fluctuation in traffic results in a fluctuation in our quarterly revenues, since fewer users to our Web properties translates into fewer users viewing or clicking on the advertisements on our Web properties. In addition, the demand for our advertising inventory fluctuates during the year based on the seasonal needs of our advertisers, rising to its highest levels during the fourth quarter and falling to its lowest levels in the first quarter. Accordingly, our revenue fluctuates based on the seasonality of our traffic and advertising demand. The effect of this seasonality makes it difficult to estimate future operating results based on the results of any specific quarter. As a result, we may be unable to forecast our revenue accurately, and a failure to meet our revenue or expense forecasts could have an immediate and negative impact on the market price of our common stock.

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

Our partnerships and revenue-sharing arrangements with third-parties may not be renewed or continued, which could impact our credibility in the marketplace, which in turn could adversely affect our traffic and revenues.

We have entered into revenue-sharing and other arrangements with third parties that direct traffic to our Web properties and license our online answer engine services, and we plan to enter into similar arrangements in the future. Although these arrangements have not had a substantial impact on our revenues to date, they have provided us with third party validation of our product offerings. We believe these arrangements and similar arrangements may result in significant revenues in the future. These arrangements may be terminated or discontinued by the third parties upon varying notice periods. If these arrangements and similar arrangements impact our revenues substantially in the future, then termination of any of these arrangements would result in the loss of ad revenue and adversely affect our financial condition. Further, termination of any of these arrangements could impact our credibility in the marketplace, which could adversely affect our traffic and revenues.

We may not be successful in expanding our business through acquisitions, business combinations and other transactions, and, even if we are successful, our operations may be adversely affected as a result of these transactions.

We intend to pursue acquisitions, business combinations and joint ventures, which we refer to as extraordinary transactions. Our ability to implement this business strategy depends in large part on our ability to compete successfully with other entities for acquisition candidates and joint venture partners. Factors affecting our ability to compete successfully include:

•      our financial condition and resources relative to the financial condition and resources of competitors;

•      our ability to issue common stock as consideration;

•      the attractiveness of our common stock as potential consideration relative to the common stock of competitors;

•      our ability to obtain financing; and

•      our available cash, which depends upon our results of operations and our cash demands.

In addition, we may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses or adversely affect our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, financial condition and operating results.

If we fail to maintain and enhance awareness of our Web properties, our business and financial results could be adversely affected.

We believe that maintaining and enhancing awareness of our Web properties is critical to achieving widespread acceptance of our services and to the success of our business. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in our market. Maintaining and enhancing our Web properties may require us to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other brand-building efforts, and these investments may not be successful. Further, even if these efforts are successful, they may not be cost-effective. If we are unable to continuously maintain and enhance our Web properties, our traffic may decrease and we may fail to attract advertisers, which could in turn result in lost revenues and adversely affect our business and financial results.

Our failure to license compelling content and provide our users with quality reference information could result in lost revenue, as a result of a loss of users and advertisers.

We believe our future success depends in part upon our ability to deliver content through our Web properties. We are heavily dependent on licensed content. We cannot guarantee that we will be able to enter into new or renew current or future content agreements on commercially acceptable terms or at all. If we are unable to maintain and enhance our existing relationships with content providers or develop new relationships with alternative providers of content, our service may become less attractive to Internet users, resulting in decreased traffic to our Web properties, which could have an adverse effect on our ad revenues and a negative impact on our business. Accordingly, our inability to retain our existing users and attract new Internet users would lead to a loss of revenues and adversely affect our business and financial results.

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

We outsource our Web hosting services to Data Return LLC. As our business grows and we require more servers, we believe that the economic justification of outsourcing our Web hosting services diminishes. We are planning to migrate our Web properties to co-location facilities and manage the operations with our own staff. This change may be technologically challenging to implement, take time to test and deploy, cause us to incur substantial costs or data loss, and cause users, advertisers, and affiliates to experience delays or interruptions in our service. These changes, delays or interruptions in our service could cause users and advertisers to become dissatisfied with our service and move to competing providers of online services, reducing the traffic on our Web properties and adversely affecting our business and financial results.

If we were to lose the services of our key personnel, we may not be able to execute our business plan and our business could be adversely affected.

Our ability to execute our business plan depends upon the continued service of our executive officers and other key technology, marketing, sales and support personnel. Our employment agreements with our executive officers and key employees are terminable by either party upon 30-90 days notice. If we lose the services of one or more of our key employees, or if one or more of our executive officers or key employees joined a competitor or otherwise competed with us, our business could be adversely affected. We cannot assure you that we will be able to retain or replace our key personnel and the services of key members of our research and development team, in particular, would be difficult to replace. If we do not succeed in retaining or replacing our key personnel, we may be unable to execute our business plan and, as a result, our stock price may decline.

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

Rules established by the Financial Accounting Standards Board, or FASB, require us to expense equity compensation given to our employees and may impact our ability to effectively utilize equity compensation to attract and retain employees.

The FASB has adopted changes that require companies to record a charge to earnings for employee stock option grants and other equity incentives effective January 1, 2006, which we have adopted. These accounting changes may cause us to reduce the availability and amount of equity incentives provided to employees, which may make it more difficult for us to attract, retain and motivate key personnel. Additionally, it may be difficult for us to estimate the impact of such compensation charges on future operating results because they will be based upon the fair market value of our common stock and other assumptions at future dates.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

We anticipate that our current cash (including the net proceeds we receive from this offering) and cash equivalents will be sufficient to meet our current needs for general corporate purposes for at least the next 12 months. However, we may need or desire additional financing to execute on our current or future business strategies, including to:

•      improve traffic monetization and expand content on our Web properties;

•      enhance our operating infrastructure;

•      acquire businesses or technologies; or

•      otherwise respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our services, or otherwise respond to competitive pressures would be significantly limited.

We may be subject to liability for online services, which may not be limited by the safe harbors in The Digital Millennium Copyright Act, or DMCA, The Communications Decency Act, or CDA, or the U.S. Children’s Online Privacy Protection Act, or COPPA. If we do not meet the safe harbor requirements, or if it is otherwise determined that our Web properties contain actionable content, we could be subject to claims, which could be costly and time-consuming to defend.

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

The DMCA is intended, among other things, to reduce the liability of online service providers for listing or linking to third party Web properties that include materials that infringe copyrights or rights of others. Additionally, portions of the CDA are intended to provide statutory protections to online service providers who distribute third party content.  A safe harbor for copyright infringement is also available under the DMCA to certain online service providers that provide specific services, if the providers take certain affirmative steps as set forth in the DMCA. Important questions regarding the safe harbor under the DMCA and the CDA have yet to be litigated, and we can not guarantee that we will meet the safe harbor requirements of the DMCA or of the CDA. If we are not covered by a safe harbor, for any reason, we could be exposed to claims, which could be costly and time-consuming to defend.

In addition, COPPA was enacted in October 1998. COPPA imposes civil and criminal penalties on persons distributing material harmful to minors over the Internet to persons under the age of 17 or collecting personal information from children under the age of 13. We do not knowingly collect and disclose personal information from minors. The manner in which COPPA may be interpreted and enforced cannot yet be determined. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, copyright, defamation, obscenity and personal privacy is uncertain. We may be subject to claims that our content violates such laws, which could damage our business and cause our stock price to decline.

We also periodically enter into arrangements to offer third party products, services or content under the Answers brand or through our Web properties.  We may be subject to claims concerning these products, services or content by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate, provide, or provide access to them.

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

The industry in which we operate is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We expect that Internet technologies, software products and services may be increasingly subject to third party patent infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, third parties may assert patent infringement claims against us in various jurisdictions that are important to our business. Additionally, third parties may assert trademark infringement claims with respect to brand names we use from time to time and content we display on our Web properties. For example, a third party may make claims against us over the display of search results triggered by search terms that include trademark terms. Furthermore, we may be faced with copyright infringement claims. We have received, and are likely to continue to receive, “cease and desist” letters demanding that we remove infringing content from our Web properties based on a theory of copyright and trademark infringement.

A successful patent, trademark or copyright infringement claim against us by any third party, could subject us to:

•      substantial liability for damages and litigation costs, including attorneys’ fees;

•      lawsuits that prevent us from further use of intellectual property and require us to permanently cease and desist from selling or marketing products that use the intellectual property;

•      licensing intellectual property from a third party, which could include significant licensing and royalty fees not presently paid by us, adding materially to the our costs of operations;

•      developing new intellectual property, as a non-infringing alternative, that could delay projects, add materially to our costs of operations and be unacceptable to our users, which in turn could adversely affect our traffic and revenues; and

•      indemnifying third parties who have entered into agreements with us with respect to losses they incurred as a result of the infringement, which could include consequential and incidental damages that are material in amount.

Regardless of the merit of third party infringement claims, these claims could result in substantial costs, diversion of significant resources and management attention, termination of customer contracts, loss of customers and significant harm to our reputation.

Finally, many of our agreements with advertisers, distribution partners, and other third party partners require us to indemnify these partners for certain third party intellectual property infringement claims, which could increase our costs as a result of defending the claims and may require that we pay damages if there were an adverse ruling in any of the claims. An adverse determination could also prevent us from offering our products and services to others and may require that we procure substitute products or services, which could adversely affect our business and financial results.

Misappropriation of our intellectual property could harm our reputation, adversely affecting our competitive position and financial results.

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. We rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights. The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our services are made available through the Internet. There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our Web properties may be reduced, which could negatively impact our business. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

New government regulation and legal uncertainties could require us to incur significant expenses.

The laws and regulations applicable to the Internet, and to our products and services, are evolving and unclear and could damage our business. In addition, we will be subject to any new laws and regulations directly applicable to our products and services. It is possible that laws and regulations may be adopted covering issues such as user privacy, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. This legislation could expose us to substantial liability as well as dampen the growth in use of the Internet generally, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant compliance expenses. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

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

Our common stock is traded on the Nasdaq Global Market. Although an active trading market has developed for our common stock, there can be no assurance that an active trading market for our common stock will be sustained. Failure to maintain an active trading market for our common stock may adversely affect our shareholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock.

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

Failure to develop or maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these controls. If we fail to adequately maintain compliance with, or maintain, the adequacy of our internal control over financial reporting, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC. If we cannot favorably assess the effectiveness of our internal control over financial reporting, investor confidence in the reliability of our financial reports may be adversely affected, which could have a material adverse effect on our stock price.

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

Any future disclosure regarding our internal controls or investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may also adversely affect our stock price

Any future material weaknesses in our internal controls may impede our ability to produce timely and accurate financial statements, which could cause us to fail to file our periodic reports timely, result in inaccurate financial reporting or restatements of our financial statements, subject our stock to delisting and materially harm our business reputation and stock price.

As a public company, we are required to file annual and quarterly periodic reports containing our financial statements with the Securities and Exchange Commission within prescribed time periods. As part of the Nasdaq Global Market listing requirements, we are also required to provide our periodic reports, or make them available, to our shareholders within prescribed time periods. If we are required to restate our financial statements in the future, any specific adjustment may be adverse and may cause our operating results and financial condition, as restated, on an overall basis to be materially and adversely impacted. As a result, we or members of our management could be the subject of adverse publicity, investigations and sanctions by such regulatory authorities as the Securities and Exchange Commission and subject to shareholder lawsuits. Any of the above consequences could cause our stock price to decline materially and could impose significant unanticipated costs on us.

As of each year end beginning with the year ending December 31, 2007, our management will be required to evaluate our internal control over financial reporting and to provide in our Form 10-K its assessment of our internal controls to our shareholders. To the extent we have material weaknesses in our internal controls, we may determine that we have ineffective internal controls as of December 31, 2007 or any subsequent year end.

If we are not able to issue our financial statements in a timely manner, or if we are not able to obtain the required audit or review of our financial statements by our registered independent public accounting firm in a timely manner, we will not be able to comply with the periodic reporting requirements of the Securities and Exchange Commission and the listing requirements of the Nasdaq Global Market. If these events occur, our common stock listing on the Nasdaq Global Market could be suspended or terminated and our stock price could materially suffer. In addition, we or members of our management could be subject to investigation and sanction by the Securities and Exchange Commission and other regulatory authorities and to shareholder lawsuits, which could impose significant additional costs on us, divert management attention and materially harm our operating results, financial condition, business reputation and stock price.

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

We operate in the U.S. and in Israel and our earnings are subject to taxation in both jurisdictions, at different rates. Relevant tax authorities may disagree with our interpretation and application in practice of tax laws and may dispute various assumptions we make during our tax planning process. Further, the tax authorities in the U.S. and/or Israel may take exception with the transfer price of transactions between Answers Corporation and its wholly owned Israeli subsidiary. If there is a successful tax challenge of our tax position, our interpretation and/or application of tax laws in practice, we may be forced to recognize additional tax liabilities, which may include interest and penalties. This may harm our results of operations and adversely affect our financial condition. Our unrecognized tax benefits disclosed in the notes to our financial statements for the period ending September 30, 2007, include amounts relating to this risk factor.

Our business may be impacted by NIS exchange rate fluctuations, which may negatively affect our earnings.

Exchange rate fluctuations between the U.S. dollar and the NIS may negatively affect our earnings. Our revenues and most of our expenses are denominated in U.S. dollars. However, a significant portion of the expenses associated with our Israeli operations, including personnel and facilities related expenses, are incurred in NIS. Consequently, a devaluation of the U.S. dollar in comparison to the NIS will have the effect of increasing the dollar cost of our operations in Israel. In 2006, the U.S. dollar depreciated against the NIS by 8.2% and from January 1, 2007 to September 30, 2007, the U.S. dollar depreciated against the NIS by 5.0%. We cannot predict any future trends in the rate of devaluation or appreciation of the NIS against the U.S. dollar or of the U.S. dollar against the NIS. Despite the fact that we use various hedging tools, including forward contracts and options, to minimize the effect of currency fluctuations on our income, if the U.S. dollar cost of our operations in Israel increases, our dollar-measured consolidated results of operations will be adversely affected.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 6. EXHIBITS

10.1	Amendment to Robert S. Rosenschein’s Amended and Restated Employment Agreement, dated November 6, 2007

10.2	Amendment to Steven Steinberg’s Employment Agreement, dated November 6, 2007

10.3	Amendment to Jeff Schneiderman’s Employment Agreement, dated November 6, 2007

10.4	Amendment to Bruce D. Smith’s Employment Agreement, dated November 6, 2007

10.5+	Amendment No. 5 to Google Order Form and Google Services Agreement, dated September 21, 2007.

31.1	Certification of Chief Executive Officer required under Rule 13a-15(e)/15d-15(e) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-15(e)/15d-15(e) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSWERS CORPORATION
(Registrant)

Date: November 9, 2007	By:	/s/ Robert S. Rosenschein

Robert S. Rosenschein
Chief Executive Officer

Date: November 9, 2007	By:	/s/ Steven Steinberg

Steven Steinberg
Chief Financial Officer
(Principal Financial Officer)