Form 10-K
period 2007-12-31
Answers CORP
filed 2008-04-01
CIK 1283073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                    .

Commission file number 001-32255

ANSWERS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-0202855
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

237 West 35th Street, Suite 1101, New York, N.Y.	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 502-4777

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of June 29, 2007, was $80,639,387. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the common stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant. As of March 30, 2008, there were 7,859,890 issued and outstanding shares of common stock of the registrant.

References to Web Property Usage Measurements

Throughout this Annual Report, we refer to estimates of traffic. We track the traffic on our Answers.com and WikiAnswers Web properties using two separate systems. Our Answers.com traffic is measured using our internally developed server-side, log-based system. This system is designed to identify traffic from search engine robots and other known Web robots, commonly referred to as Web spiders or Web crawlers, as well as from suspected automated spidering scripts. Traffic from these sources is excluded from the traffic activity measurements.

Through the first quarter of 2007, we reported traffic based on website queries, or traffic directly to one of our Answers.com topic pages. Beginning with the second quarter of 2007, we report traffic based on the more widely recognized industry standard metric of page views. Page views include traffic directly to Answers.com home page, but exclude lookups conducted through 1-Click Answers, AnswerTips and traffic from partners who pay us for providing them our answer-based services. Based on our internal analysis, we estimate the number of Answers.com page views to be approximately 13% higher than the number of Answers.com queries. This difference is primarily the result of including home page visits in the page view traffic estimates. Traffic and revenue per thousand page views, or RPM, data for the first quarter of 2005 through the first quarter of 2007, as presented in this Annual Report, is the result of a conversion of our previously reported Answers.com query data to estimated page views. The converted Answers.com traffic data represents the product of the historical query data multiplied by 1.13, to adjust historical website query data to the new methodology. Historical RPM for those periods will therefore be approximately 13% lower than amounts reported prior to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2007.

With respect to WikiAnswers traffic, we use Visual Sciences, Inc., formerly known as WebSideStory, Inc., HBX Analytics’ tag-based web analytics system. Traffic measurements from this system are generated by our placement of tags on our WikiAnswers Web pages. The HBX Analytics system then independently generates traffic metrics. WikiAnswers community-related statistics, including total number of questions, answers and users, are generated from the WikiAnswers Web property.

We also use Google Analytics measurement services. These measurements are generated by our placement of tags on our Web properties’ pages, which Google Analytics uses to count and report audience metrics independently. We primarily use Google Analytics in cases where other data is unavailable and for purposes of verification of estimates derived from other measurement systems.

Third party services measuring traffic audiences may provide different estimates than the estimates reported by other external services and the estimates reported by internal tracking. These discrepancies may result from differences in methodologies applied or the sampling approaches used by each measuring service.

ANSWERS CORPORATION

PART I

ITEM 1.    BUSINESS

Introductory Note

This Annual Report on Form 10-K contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward looking statements are based on expectations, estimates, goals and projections as of the date of this filing and are subject to significant risks and uncertainties. Actual results may differ materially from those expressed in forward looking statements. See Item 1A of part I – “Risk Factors.”

We were incorporated as a Texas corporation in December 1998 and reorganized as a Delaware corporation in April 1999. In October 2005, we changed our name from GuruNet Corporation to Answers Corporation. Our principal executive offices are located in New York, NY. In addition, we have an office in Jerusalem, Israel. We completed our initial public offering in October 2004 and our common stock is listed on the NASDAQ Global Market under the symbol “ANSW.”

In this Annual Report, “Answers,” “we,” “us” and “our” refer to Answers Corporation and its subsidiary, GuruNet Israel Ltd.

We use various trademarks and trade names in our business, including without limitation “Answers.comTM,” “AnswerTipsTM,” “WikiAnswersTM,” “1-Click AnswersTM,” “AnswerRankTM” and “BrainboostTM.” This Annual Report also contains trademarks and trade names of other businesses that are the property of their respective holders.

Available Information

We make available free of charge at www.answers.com (in the “Investor Relations” section) copies of materials we file with, or furnish to, the Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

General

We are a leading online answer engine. Our Web properties currently consist of Answers.com and WikiAnswers.com. We offer information related to over 4 million topics based on content from brand-name publishers and our WikiAnswers community. Answers.com combines and presents targeted information from disparate sources and delivers answers to users’ questions in a single consolidated view. WikiAnswers.com is a user-generated content, or UGC, community-based question and answer site.

According to comScore, a global Internet information provider, our Web properties had approximately 16.67 million unique visitors in February 2008, which ranks Answers Corporation number 53 in the top U.S. Web properties. Our goal is to become the premier online provider of and leading destination for answers to questions.

According to our internal estimates, our Web properties had approximately 480 million page views during the fourth quarter of 2007. During the same period, based on these estimates, approximately 65% of our traffic was generated by search engines; 10% by the definition link appearing on Google’s website result pages; and 25% from direct traffic, which consists of traffic resulting from a direct type-in of our URL, a bookmarked Favorite, a direct link from other Web properties, a downloaded toolbar, or other software or utilities we make available.

We believe our valuable content and overall user experience drives traffic to our Web properties, which in turn drives advertising revenue. Our revenue is derived primarily from third party ad networks, which aggregate Web properties looking to monetize their Web traffic and advertisers seeking to advertise on the Internet. We expect that direct advertising efforts have the potential for future monetization improvements.

Products & Services

 Answers.com

Answers.com, launched in January 2005, aggregates over 4 million topics in categories including health and medical, legal, business and finance, science and technology, history, reference and language from brand-name publishers and other sources. Our technology combines and presents targeted information from disparate sources and delivers answers to users’ questions in a single consolidated view.

Our content includes over 180 licensed titles from leading offline and online publishers. The publishers we currently license content from include, among many others:

•             All Media Guide;

•             Barron’s Educational Series;

•             Encyclopedia Britannica;

•             Houghton Mifflin Company;

•             Oxford University Press; and

•             Gale.

We attribute the data source of information on each Web page, enabling our users to make an independent evaluation as to the credibility of the content.

WikiAnswers.com

WikiAnswers is a UGC community-based question and answer site where users ask questions and the community answers them. This question and answer site is currently differentiated from other popular question and answer sites which facilitate a forum where users can ask and answer questions, often repeating the same question in many different ways, but cannot improve upon or edit the questions or answers. WikiAnswers’ approach allows the community to transform each question and answer into its own “wiki” page, a collaborative page that can be improved upon by others in the community. In this manner, good answers can potentially become better answers over time; related questions can be merged or physically associated with each other; and ultimately, the community user-experience is enhanced.

Content generation is at the core of our business. The dynamics of UGC, is highly scalable. We believe the size of the community drives the quantity of the content, content attracts additional users which in turn grows the community. We believe this cyclical pattern is the major source of growth for WikiAnswers. WikiAnswers’ growth facilitates more growth.  We have seen a very high correlation between growth in questions and answers and growth in page views.  This is the self reinforcing, self sustaining growth engine driving WikiAnswers. We intend to focus on continuing this trend and enhance WikiAnswers to grow the overall community, which in turn should heavily contribute to the overall growth of the site’s content and traffic.

Much of the effort of administering WikiAnswers, monitoring its activity and ensuring its steady growth and development is borne by a growing group of external supervisors, the vast majority of whom are not employed by us and not compensated for their efforts. The supervisors are in charge of monitoring questions and answers in specific categories in an effort to ensure questions are being answered timely, prevent vandalism, improve consistency and encourage high-quality contributions. As of December 31, 2007, the community enjoyed the benefit of approximately 200 such supervisors.

WikiAnswers’ growth has accelerated, particularly beginning in mid-April 2007 when we redesigned the site to increase user engagement and contributions. Based on a 29-day average for the month of February 2008 compared to a 30-day average for the month of October 2006, just prior to our acquisition of WikiAnswers, we have seen the following increases in key performance indicators:

•            new users registering with WikiAnswers every day rose from approximately 150 to approximately 2,550;

•            questions answered on a daily basis increased from approximately 300 to approximately 4,650; and

•            daily new questions being added to our system grew from approximately 300 to approximately 9,700.

WikiAnswers is our primary growth driver.  We estimate that in the second half of 2008 WikiAnswers will exceed Answers.com in both traffic and revenue.  The dramatic growth of WikiAnswers in 2007, coupled by a Google algorithm change that negatively affected Answers.com are the primary contributors to this shift.  We are investing heavily in infrastructure and features to support WikiAnswers’ growth and anticipate that the disparate growth rates of WikiAnswers and Answers.com will become ever more apparent during 2008.

1-Click Answers and AnswerTips

1-Click Answers is a tool that facilitates access to Answers.com. With 1-Click Answers installed on a computer, a user can click on a word or phrase within virtually any application, such as an e-mail, spreadsheet, document or database, and gain access to Answers.com’s online library. Answers.com content related to the word or phrase is displayed in an AnswerTips pop-up information bubble. The AnswerTips feature was incorporated into the release of 1-Click Answers 2.0 in May 2006, and represents the next generation of 1-Click functionality, providing information on any word or term without launching a new browser window.

Available for users of both Microsoft Windows and Apple’s Macintosh OS X, 1-Click Answers performs contextual analysis of the words or phrase clicked. For example, when clicking on the word “Ford” appearing in the context of Ford Motor Company, Harrison Ford, or Gerald Ford, 1-Click Answers will process and recognize the context and deliver information on the vehicle manufacturer, the film star, or the U.S. president, respectively. In Windows, 1-Click Answers also includes a toolbar for query lookup while using Internet Explorer as well as a docked AnswerBar utility. At the end of 2006, 1-Click Answers was added to Microsoft’s list of recommended add-ons for the Internet Explorer 7 Web browser.

Web-Based AnswerTips

In mid-February 2007, we began offering other Web properties and blogs the ability to provide their users with the 1-Click functionality through our webmaster tool version of AnswerTips, which does not require a download. The Web version of AnswerTips is triggered when a visitor double-clicks a word or phrase on an “AnswerTips-enabled” site.

Answers from the Web

We own a proprietary natural language search technology, which we refer to as Answers from the Web. Answers from the Web extends Answers.com’s abilities beyond our established strengths of integrated encyclopedias, dictionaries, thesauri and almanacs by allowing a user to obtain answers from the Internet to intuitive and succinct English-language questions. Answers from the Web scours digital content on the web and then ranks candidate answers heuristically, based on its proprietary AnswerRank technology, and displays the most likely results.

Traffic Generation

Our revenues are primarily driven by the traffic generated by our Web properties and our ability to effectively monetize that traffic. Our traffic is primarily generated from free sources. In our Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2007, we reported RPM based on website queries, or traffic, directly to one of our Answers.com topic pages. Beginning with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2007, we refer to RPM based on page views, or traffic directly to Answers.com including visits to the home page, excluding lookup conducted through 1-Click Answers, AnswerTips and traffic from partners who pay us for providing them our answer-based services. Page views are the more widely recognized industry standard traffic metric. Based upon our internal analysis, we estimate the number of Answers.com page views to be approximately 13% higher than the number of Answers.com queries. This difference is primarily the result of home page visits in the page view traffic estimates. Historical Answers.com RPM in this Annual Report have been modified to conform to the new methodology and are approximately 13% lower than amounts reported prior to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2007.

According to our internal data, the historical average daily page views and RPM of Answers.com and of WikiAnswers are as follows:

Period	Average Daily Page Views	Ad Revenues	RPM
		(thousands)
		$
	Answers.com
Q-1 2005	1,000,000	107	$1.17
Q-2 2005	2,000,000	357	$1.96
Q-3 2005	1,990,000	500	$2.73
Q-4 2005	2,370,000	807	$3.71

Q-1 2006	2,920,000	1,090	$4.15
Q-2 2006	3,030,000	1,457	$5.29
Q-3 2006	3,400,000	1,810	$5.79
Q-4 2006	4,340,000	2,460	$6.02

Q-1 2007	5,470,000	2,768	$5.62
Q-2 2007	4,890,000	2,551	$5.73
Q-3 2007	3,730,000	1,861	$5.42
Q-4 2007	3,924,000	2,270	$6.29

	WikiAnswers
Q-1 2007	293,000	116	$4.40
Q-2 2007	440,000	177	$4.42
Q-3 2007	639,000	304	$5.17
Q-4 2007	1,152,000	704	$6.64

For Answers.com, page views include traffic directly to the Answers.com home page, but exclude lookups through 1-Click Answers, AnswerTips and traffic from partners who pay us for providing them our answer-based services

Our current traffic is primarily generated by search engines, the Google definition link and Answers.com direct users:

Search engines.  Our largest source of traffic is search engines, which represented 65% of our traffic for December 2007. We continually seek to improve the volume and optimize the monetization of traffic directed to our Web properties by search engines. The industry commonly refers to these efforts as search engine optimization, or SEO. One of our principle strategic initiatives is centered on our understanding that content drives traffic through SEO. We believe that rich, unique content is valued by the user and by the search engines and their content indexing algorithms. Thus, we have historically focused on adding unique content that has not been broadly offered on the Web. Currently, the Q&A-oriented content belonging to WikiAnswers is playing a growing role in creating rich and unique information. Our additional SEO efforts involve optimizing our Web properties’ coding, presentation and structure, such as incorporating a clear hierarchical site-structure, and structuring the site to facilitate search engine indexing.

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

Google definition link.  We have an informal, non-contractual relationship with Google, under which Google links to search results related to certain definitional queries to Answers.com.

Direct users.  Answers.com also receives traffic from users visiting and returning to our home page directly, through partnering with other Web properties, or via 1-Click Answers and AnswerTips as well as other software and utilities. AnswerTips, implemented on a blog or site simply by adding several lines of Javascript on a Web page, enables readers to click on a word or words to produce an information bubble that offers definitions, biographies, historical background, maps and countless other types of relevant information on any word or phrase clicked. Marketing the feature to sites and blogs has the potential of increasing the visibility of the Answers.com brand and attracting users to our Web properties.

Traffic Monetization

Our business runs on the ability to effectively attract and monetize traffic. Our primary revenue model for monetizing query traffic on our Web properties is advertising derived from the following sources:

Third Party Ad Networks.  In 2007, we obtained the bulk of our advertisements through third party ad networks. Third party ad networks generally compensate us by paying us a portion of the revenue they earn from advertisers for our provision of promotional space on our Web properties. Of these current third party ad networks, Google accounted for approximately 64% of our revenues for 2007 and Shopping.com accounted for approximately 9% during the same time period.

Direct Ad Sales.  In order to expand upon our existing sources of advertising revenue, we expanded our advertising efforts to direct ad sales by marketing our Web properties to advertisers. In the fourth quarter of 2006 we began marketing directly to advertisers. As of the end of the fourth quarter of 2007, our sales team consisted of our Vice President of Advertising Sales, two sales persons and a sales account manager based out of our New York office, supplemented by a sales person based in the Los Angeles-area. By demonstrating the buying power of the millions of people who use our Web properties each month, we expect increased advertising directly from agencies, online media buyers and various other advertisers. While our direct advertising efforts have the potential to be a driver of future monetization improvements, the results of our direct ad sales team have not reached desired levels.

Our Strategy

We believe our valuable content and overall user experience drives traffic to our Web properties, which in turn drives advertising revenue. The key elements of our strategy to increase revenue include:

Build the WikiAnswers Community

The WikiAnswers community is a source of continuous content creation. We believe the size of the community drives the quantity of the content, content attracts additional users which in turn grows the community. We believe this cyclical pattern is the major source of growth for WikiAnswers. We intend to accelerate this growth by further enhancing WikiAnswers, incorporating new features to maximize user experience and promoting the unique nature of this Q&A platform. We also intend to promote the community through more public relations efforts and marketing programs. We have also dedicated resources to fostering the supervisor community who is in great part responsible for the upkeep of the site and the quality of the repository of questions and answers being accumulated.

Expand Content

Content is critical to the success of our business. We plan to continue to offer users relevant, unique content, which is valued by the user and recognized by the search engine algorithms. Our content strategy includes adding new, rich and unique content and having our content continually indexed by the search engines.

Improve Traffic Monetization

We strive to improve our traffic monetization rates. In August 2006 we began building our direct sales force and in the fourth quarter of 2006 we began marketing directly to advertisers. In addition, we work with third party ad networks that we believe optimize the average amount of revenue we earn per page view. By demonstrating the buying power of the millions of people who use our Web properties each month, we expect increased advertising directly from agencies, online media buyers and various other advertisers. We believe that our direct advertising has the potential of being a driver of future monetization improvements. On Answers.com, since its launch in January 2005, we have improved our RPM from $1.17 during the first quarter of 2005 to $6.29 for the fourth quarter of 2007. On WikiAnswers, the focus on RPM improvement has begun more recently and we have seen an increase from $5.17 in the third quarter of 2007 to $6.64 for the fourth quarter of 2007.

Enhance the User Experience

We plan to continually enhance the user experience for visitors to our Web properties and further differentiate our Web properties from other online answer engines. We continuously invest in improving these enhancements, which we believe lead to increased user stickiness and user retention.

Strengthen the Answers Brands

We are pursuing a brand development strategy that includes public relations, product features that encourage word-of-mouth sharing, and direct marketing to enhance public awareness of our Web properties. Our branding strategy centers on positioning us as a leading online answer engine, showcasing authoritative content on our rich collection of topics, with a platform for the creation of compelling user-generated content. We believe that building our brand will not only increase traffic to our Web properties directly, but will also encourage search engine visitors to select links to us when our topics appear in search engine results pages. The goal of these marketing efforts is to increase direct traffic to our Web properties, as well as search engine traffic and traffic directed from other sources.

Seek Future Acquisitions or Strategic Relationships

We actively seek opportunities to enhance our services, improve our content offerings or grow our user base. We will continue to explore additional acquisition opportunities or strategic relationships that complement our current operations and strategy.

Content

Scope and Quality of Content

Answers.com’s collection of information related to over 4 million topics is drawn from more than 180 licensed titles from leading publishers, user-generated content from Wikipedia articles, user-generated questions and answers from WikiAnswers; and original articles authored by our editorial team. As shown in the taxonomy table below, our services offer users access to a multitude of categories through the following select content categories.

Category	Topics		Publishers

Business & Finance	Accounting terms	Finance terms	Barron’s Educational Series
	Banking terms	Insurance terms	Dun & Bradstreet
	Business plans	Investment terms	Dow Jones Marketwatch
	Company history	Marketing terms	Gale
	Company news	Real Estate terms	Investopedia
	Company profiles	Small business

Health & Medical	Currency conversions	US Industry profiles
	Alternative medicine	Medical procedures	Elsevier
	Children’s health	Medical tests	Gold Standard
	Genetics encyclopedia	Neurological encyclopedia	Houghton Mifflin Company
	Medical diagnosis	Oncology encyclopedia	Oxford University Press
	Medical dictionary	Public health	Gale
	Medical encyclopedia	Surgical encyclopedia

Entertainment & People	Actors	Game info	All Media Guide
	Album reviews	General biographies	Columbia University Press
	American authors	Movie reviews	Encyclopaedia Britannica
	Artist discographies	Music glossary	Houghton Mifflin Company
	Black biographies	Political biographies	Oxford University Press
	Business biographies	Pop artists	Gale
	Classical albums	Scientists	Who2
	Classical artists	TV episodes

Science & Technology	Animal classification	How products are made	Computer Language Company
	Animal encyclopedia	Rock & mineral guide	Houghton Mifflin Company
	Archaeology dictionary	Science of everyday things	Oxford University Press
	Computer encyclopedia	Sci-tech dictionary	Gale
	Electronics dictionary	Sci-tech encyclopedia

Legal	Law dictionary	US courts decisions	Oxford University Press
	Law encyclopedia	US Supreme Court	Gale

Arts & Literature	African mythology	French literature	Houghton Mifflin Company
	Asian mythology	German literature	Oxford University Press
	Classical literature	Notes on novels	Gale
	Fairy tales	World mythology

History	European history	US historical documents	Columbia University Press
	Intelligence & Security	US history	Encyclopaedia Britannica
	Mideast history	US literature chronology	Houghton Mifflin Company
	Russian history	US military history	Oxford University Press
	US foreign policy	World chronology	Gale

Leisure	Diet information	Local cuisine	Barron’s Educational Series
	Fashion encyclopedia	Nutritional values	Houghton Mifflin Company
	Food encyclopedia	Recipes	Oxford University Press
	Food lover guide	Sports information	Gale
	Gardiners dictionary	Wine lover guide

Reference & Language	Abbreviations	Idioms	Columbia University Press
	Acronyms	New words	Encyclopaedia Britannica
	Almanac	Quotes about	Houghton Mifflin Company
	Dictionary	Quotes by	Oxford University Press
	Encyclopedia	Thesaurus	Wikipedia
	Family names	Translations
	Grammar	Word origin

Content License Agreements

We license content under written agreements with recognized publishers of information. These agreements are generally for fixed periods, mostly ranging from one year and more, renewable by consent of the parties, and entitle us to provide the licensed information to our end users through our services in return for a fixed amount payable over the life of the agreement, either in a lump sum up front or payable over the course of a fixed schedule, either monthly, quarterly or annually.

We also provide content we license at no cost, content publicly available from the Web and content we develop and author independently. We are increasingly looking to license and make available content that is difficult to find elsewhere on the Internet.

Technology

Research and Development

We devote a substantial portion of our resources to developing new products and services, maintaining and enhancing existing products and services, expanding and improving our fundamental technology and strengthening our technological expertise. In fiscal years 2006 and 2007, we spent approximately $5.9 million and $2.9 million, respectively, on research and development of our products and services. Our engineering and production teams are located in our Jerusalem, Israel development facility, with additional production support provided from our office in New York City. We have developed our technology internally, acquired it or licensed it from an outside vendor.

Hosting Services

We outsource our Web hosting to Data Return LLC, a company that operates and manages our servers in multiple data centers. The servers operate our proprietary software and host the tools and databases required to maintain our consolidated information sources. Our site architecture is globally load balanced among multiple data centers to provide a fully redundant system.

We anticipate that we have the ability to add server capacity and Internet bandwidth as required by our growth in traffic. As our business grows and requires more servers, the economic justification of outsourcing our hosting services to a highly managed hosting provider such as Data Return diminishes. Thus, in 2008, we’ve begun our collocation migration plan and will be migrating our Web properties to collocation facilities and manage the operations with our own dedicated operations staff. This change may be technologically challenging to implement, take time to test and deploy, cause us to incur substantial costs or data loss, and cause users, advertisers, and affiliates to experience delays or interruptions in our service. These changes, delays or interruptions in our service could cause users and advertisers to become dissatisfied with our service and move to competing providers of online services, reducing the traffic on our Web properties and adversely affecting our business and financial results.

Competition

We face formidable competition in every aspect of our business from numerous Web properties, including vertical content publishers, question and answer sites and other companies that seek to connect users with information on the Internet. We operate in the market for Internet products and services, which is highly competitive and characterized by rapid change, converging technologies and increased competition from companies offering information integrated into other products and media properties. Our ability to compete depends on numerous factors, many of which are outside our control. Some of our current and potential competitors, such as Wikipedia, WebMD.com, TheFreeDictionary.com, Yahoo! Answers, Askville, and Answerbag may have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. Therefore, they may be able to devote greater resources to the development and promotion of their services than we can to ours. Our competitors may develop products and services that are equal or superior to ours or that achieve greater market acceptance. Many of our competitors offer a wider range of products than we do, which could attract our users to competitive sites and, consequently, result in less traffic to our Web properties and reduced advertising-generated revenues.

Search engines can also be viewed as competitors. When people use search engines as their means of locating information on the Web and if they are not directed by the search engines to our Web properties, we lose traffic. At the same time, search engines are also the major providers of query traffic to our Web properties. When our Web properties rank highly or poorly in their algorithm ranking systems it significantly impacts our traffic. Additionally, search engines have begun putting snippets of useful answers at the top of their pages.

We seek to generate ad revenues through CPC or CPM text or graphical advertising or other advertising. We attract users with our services, which is useful and differentiated enough to generate significant query traffic. Once people are using our answers engine and viewing the topics it presents, we have the opportunity to furnish relevant sponsored links and other forms of advertising. Our ability to compete for ad revenue will greatly depend on the degree of success we will have in increasing the number of users who utilize our services and view our AnswerPages and in our ability to properly segment and sell advertisements on such pages.

Advertising Relationships

We obtain the bulk of our advertising revenue through agreements with third party ad networks. Third party ad networks generally compensate us by paying us a portion of the revenue they earn from ads that appear on our Web properties. Two of our third party ad networks, Google and Shopping.com, accounted for approximately 64% and 9%, respectively, of our total revenue in 2007.

Third Party Ad Networks

Google AdSense.  In January 2005, we entered into the GSA governing our participation in Google AdSense. Pursuant to the GSA, we display listings from Google’s network of advertisers on our Web properties. There are two methods by which AdSense advertisements are generated on our Web properties:

•            AdSense for Search, or AFS; and

•            AdSense for Content, or AFC.

In effect, the GSA positions Google as our most significant third party ad network. In December 2005, we amended the GSA in order to obtain Google’s permission to display image ads. In September 2007, we entered into a renewal of the GSA, thereby extending its term through January 2010 and improving our revenue-share percentage. Google may terminate the GSA with no advance notice for any of the following reasons:

•            breach certain prohibited actions including, among other things,

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

In addition to the GSA, we also benefit from a non-contractual, informal relationship, described earlier, pursuant to which Google currently links to our Answers.com Web property for definitions of certain words.

Shopping.com. In May 2005, we entered into a transaction with Shopping.com, pursuant to which Answers.com’s end-users are provided access to Shopping.com’s detailed product catalogs online, allowing them to identify, research, compare, and purchase products as part of their search for information. Under the agreement, Shopping.com pays a revenue-share based on the number of clicks performed by end-users on our Shopping.com links. The term of the agreement automatically renews for successive 12-month terms, unless either party provides written notice of termination thirty (30) days prior to the expiration of any annual term. Except for a material breach of the agreement by either party, accompanied by a failure to cure such breach, and excluding termination rights in special circumstances involving bankruptcy or insolvency of either party, neither party is afforded an early termination right within an annual term.

Direct Ad Sales

 As of the end of the fourth quarter of 2007, our sales team consisted of our Vice President of Advertising Sales, two sales persons and a sales account manager based out of our New York office, supplemented by a salesperson based in the Los Angeles area. By demonstrating the buying power of the millions of people who use our Web properties each month, we expect increased advertising directly from agencies, online media buyers and various other advertisers. While our direct advertising efforts have the potential to be a driver of future monetization improvements, the results of our direct ad sales team have not reached desired levels.

Marketing

To enhance the Answers brands, we are pursuing a brand development strategy that includes direct marketing, word-of-mouth marketing, public relations efforts and licensing arrangements.

Word of Mouth Marketing

We benefit from word of mouth advertising when users share their positive experience using our answer engine services with friends, colleagues, family, and others. We work to encourage the practice by adding features that make it simple to link to our Web properties or send an e-mail with information from our Web properties, by targeting bloggers which may include links from their blogs to our Web properties, and by working with computer user groups and newsletter publishers, all of whom share new technologies with constituents. We provide bloggers, who communicate actively online, with tools and features to enhance their blogs and share Answers.com and WikiAnswers services with readers.

Public Relations Efforts

We have received multiple favorable reviews from numerous publications including USA Today, The Washington Post, The Wall Street Journal, Forbes and PC Magazine and plan on continuing our public relations efforts with outreach, speaking opportunities, press releases, interviews and briefings. In 2007, Answers.com received one of the Webware 100 Awards for Reference by CNET Webware, and it was again selected as a finalist for the 2008 webware awards in the Search & Reference category.

Licensing Arrangements

We have entered into an agreement with The New York Times Company to provide our answer-based search services within their flagship Web property, NYTimes.com. Pursuant to other partnerships, our services are integrated into sites like The New York Public Libraries’ homeworkNYC.org. In addition, in October 2006, we announced our first Web-based implementation of AnswerTips into CBSNews.com. We will also continue to contract with Web properties that send traffic to our Web properties as part of revenue-sharing arrangements, such as Mozilla’s Firefox browser.

Employees

At December 31, 2007, we had 66 employees, of which 55 were full-time employees and 11 were part-time employees. As of such date, 53 employees were located in our office in Jerusalem, Israel and 13 employees were based in our New York City office. None of our employees are subject to a collective bargaining agreement, and we consider our employee relations to be satisfactory.

Seasonality

Our results of operations have historically been affected by seasonal patterns in both traffic to our Web properties and advertising demand. Many of our users are students that utilize our Web properties as reference sources. Our traffic fluctuates with the academic school year, rising from February through May, falling to its lowest levels during the summer months, rising again in September and falling again in December through January. We expect traffic to our Web properties to continue to fluctuate seasonally in the future. This seasonal fluctuation in traffic results in a fluctuation in our quarterly revenues, since lower traffic on our Web properties translates into fewer users viewing or clicking on the advertisements on our Web properties. In addition, the demand for our advertising inventory fluctuates during year based on the seasonal needs of our advertisers, rising to its highest levels during the fourth quarter and falling to its lowest levels in the first quarter. Accordingly, our revenue fluctuates based on the seasonality of our traffic and advertising demand.

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

The United States Patent and Trademark Office has granted us four United States patents; the Israeli Patent Office has granted us one patent. We have one patent pending in the United States and a corresponding patent pending under the Patent Cooperation Treaty, which has been recently filed for the protection of the Brainboost technology.

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

Government Regulation

The manner in which existing laws regulating the Internet, in general, and how they relate to our business in particular, is unclear or unsettled in many cases. Such uncertainty arises under existing laws regulating matters, including user privacy, defamation, pricing, advertising, taxation, gambling, sweepstakes, promotions, content regulation, quality of products and services and intellectual property ownership and infringement.

Nevertheless, to resolve some of the current legal uncertainty, we expect the courts to interpret these laws and regulations and such rulings may be applicable to our activities. Such rulings could generally dampen the growth in use of the Internet and could potentially expose us to substantial liability, including significant expenses necessary to comply with applicable laws and regulations.

Several fairly recent U.S. federal laws that could have an impact on our business include, among others:

•            The Digital Millennium Copyright Act is intended to reduce the liability of online service providers for listing or linking to third party Web properties that include materials that infringe copyrights or other rights of others.

•            Portions of the Communications Decency Act are intended to provide statutory protections to online service providers who distribute third party content.

•            The Child’s Online Protection Act, or COPA, the Children’s Online Privacy Protection Act, or COPPA and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act, are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors.

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

We may be subject to legal liability for specific types of online services we provide. We direct users to a wide variety of services that enable individuals to exchange information, conduct business and engage in various online activities on an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and abroad. Claims may be threatened against us for aiding and abetting defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of information to which we provide links or that may be posted online.

Operations in Israel

The Law for the Encouragement of Capital Investments, 5719 — 1959, provides that upon application to the Investment Center of the Ministry of Industry, Commerce and Employment of the State of Israel, or the Investment Center, a proposed capital investment in eligible capital expenditures may be designated as an Approved Enterprise. Each certificate of approval for an Approved Enterprise relates to a specific investment program delineated both by its financial scope, including its capital sources, and by its physical characteristics, such as the equipment to be purchased and utilized under the program. The tax benefits derived from any certificate of approval relate only to taxable income derived from growth in manufacturing revenues attributable to the specific Approved Enterprise. If a company has more than one approval or only a portion of its capital investments are approved, its effective tax rate is the result of a weighted combination of the applicable rates.

Taxable income of a company derived from an Approved Enterprise is subject to tax at the maximum rate of 25%, rather than the current rate of 29%, for the benefit period. This period is ordinarily 7 years, beginning with the year in which the Approved Enterprise first generates taxable income, and is limited to 12 years from when production begins or 14 years from the date of approval, whichever is earlier. A company owning an Approved Enterprise may elect to receive an alternative package of benefits, which allows the company to receive tax exemptions rather than grants. Under the alternative package, the company’s undistributed income derived from an Approved Enterprise will be exempt from tax for a period of between 2 and 10 years from the first year of taxable income, depending on the geographic location of the Approved Enterprise within Israel, and the company will be eligible for the tax benefits under the law for the remainder of the benefit period.

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

Our Israeli subsidiary, GuruNet Israel Ltd., currently has two capital investment programs, both of which were granted Approved Enterprise status, ending December 31, 2009 and December 31, 2014, respectively. Qualifying income arising from our Approved Enterprise is tax-free in Israel under the alternative package of benefits described above for a period of 10 years from the first year in which our Israeli subsidiary generates taxable income from such Approved Enterprise, but not later than certain specified periods. We have begun to generate taxable income for purposes of this law, and we have utilized these tax benefits beginning in 2000. The law also provides that an Approved Enterprise is entitled to accelerated depreciation on its property and equipment that are included in an approved investment program.

On March 30, 2005, the Israeli legislature approved a reform of the Law for the Encouragement of Capital Investments, 5719 – 1959, which permits companies that meet the criteria of an alternative benefits track of tax benefits to receive the benefits without prior approval and with no requirement to file reports with the Investment Center. Under the reform, approval of a candidate for the benefits will take place via the Income Tax Authorities as part of the regular tax audits. Certain conditions were set in order to receive the benefits. The reform does not retroactively apply for investment programs having an approved enterprise approval certificate from the Investment Center issued prior to December 31, 2004 and should not impact an existing approved enterprise, which received written approval. The reform applies to a new Approved Enterprise and for an Approved Enterprise expansion for which the first year of benefits may be as early as 2004.

ITEM 1A.	RISK FACTORS

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this section, “Item 1 Business,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other places in this Annual Report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could cause such results to differ materially from those described in the forward-looking statements include those set forth below.

 Risks Relating to our Business

We have incurred significant and continuing net losses since our inception and may continue to incur losses.

We incurred net losses of approximately $4.1 million and $8.6 million for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, we had an accumulated deficit of approximately $59 million. We cannot assure you that we will be able to achieve net income on a quarterly or annual basis. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to incur substantial losses, which would materially adversely affect our business and financial results.

If search engines alter their algorithms or methods or otherwise restrict the flow of users visiting our Web properties, our business and financial results could suffer.

Search engines serve as origination Web properties for users in search of information, and our topic pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. As a result, we rely heavily on search engines for a substantial portion of the users visiting our Web properties. According to our internal estimates traffic to our Web properties originating from search engines during the fourth quarter of 2007, excluding Google-directed definition link traffic, was approximately 65% of the overall traffic to our Web properties, the majority of which originated from Google and, to a lesser but still significant extent, Yahoo!. Our WikiAnswers search engine traffic during the same period was even more significant, amounting to approximately 88% of its overall traffic. If our traffic from search engines declines for any reason, we would suffer a significant decline in overall traffic and revenue. For example, in July 2007, a search engine algorithm adjustment by Google led to a drop in Google directed traffic to Answers.com. This adjustment reduced our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue declined proportionately. We have not been able to reverse the impact of this adjustment, and we do not anticipate that we will recover the lost traffic and revenue. In response to the Google algorithm adjustment, we reduced our headcount and related compensation costs, reducing our base payroll expenses by approximately 12%. In September 2007, Yahoo! dropped our content from its search index, which led to a drop in our Yahoo! directed traffic. This action was reversed within a week, and we have recovered all of our Yahoo! directed traffic. Search engines, at any time and for any reason, could change their algorithms that direct search queries to our Web properties or could restrict the flow of users visiting our Web properties specifically. In fact, as illustrated above, on occasion our Web properties have experienced decreases in traffic, and consequently in revenue, due to these search engine actions. We cannot guarantee that we will successfully react to these actions in the future and recover the lost traffic. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, or a restriction on the flow of users visiting our Web properties from the search engines, could cause a significant decrease in traffic and revenues, which could adversely affect our business and financial results.

We depend on Google to direct traffic to Answers.com through its definition link, and the loss of this source of traffic could significantly reduce our ad revenues and adversely affect our business and financial results.

A significant percentage of our direct traffic is directed to Answers.com by the definition link appearing on Google’s website result pages. As an additional result of this arrangement, a significant number of secondary users visit Web properties via the definition link and perform additional searches. We refer to these users as secondary traffic. The definition link traffic is the result of a unilateral decision by Google to link certain definitions to Answers.com, and not any contractual relationship. Google may change these links at any time, in its sole discretion. According to our internal estimates, for the fourth quarter of 2007, the primary and secondary traffic from the Google definition link accounted for approximately 10% of the traffic to our Web properties. If Google stops directing traffic to Answers.com through its definition link, we would experience a significant reduction in our traffic and the corresponding ad revenues, which would adversely affect our business and financial results.

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

Google’s termination of the GSA would result in our need to replace this relationship and obtain listings and advertisements from alternative providers, and we may not succeed in receiving equally favorable terms as those provided in the GSA. Termination of the GSA and our failure to replace it on equally favorable terms could result in a material reduction in our ad revenues and could adversely affect our business and financial results.

If in the interest of improving user experience and user satisfaction, we decide to decrease the number of ad elements displayed on our Web properties, our advertising revenues will decline and our financial results will be adversely impacted.

We closely monitor the ratio between ad elements and actual content appearing on our Web pages. In the future we may decide that in order to enhance the user-experience and increase user satisfaction, our pages should display fewer ad elements. Displaying less ad-intensive Web pages is likely to result in faster page-load and offering more content per-page is likely to appeal more to the user. A better user experience may result in more stickiness on our Web properties and a higher rate of user-relention and return visits. However, there is no assurance that reducing advertising on our Web properties will result in better user-retention and return visits and there can be no guarantee that the short term reduction in ad revenues will pay off in the long term in the form of increased traffic. A decrease in the number of ad elements displayed on our Web properties will result in a short-term drop in RPM and a reduction in advertising revenues which will have an adverse impact on our results of operations.

The failure of WikiAnswers to grow in accordance with our expectations could have an adverse impact on our business and financial results.

WikiAnswers is currently our primary growth driver. We estimate that in the second half of 2008, WikiAnswers will exceed Answers.com in both traffic and revenue. WikiAnswers is experiencing a growth phenomenon that we refer to as a “network effect”.  The site’s growth facilitates further growth. As a result, we are spending increasing amounts of money and devoting greater resources to the development of WikiAnswers. If, for whatever reason, WikiAnswers fails to perform as well as we anticipate, and the growth we are experiencing falters or ceases, our business and financial results could be adversely affected.

If Internet users do not interact with our WikiAnswers Web property frequently or if we fail to attract new users to the service, our business and financial results will suffer.

The success of our WikiAnswers Web property is largely dependent upon users constantly interacting with the community by asking questions, posting answers and improving upon both. We have seen a very high correlation between growth in questions and answers and growth in the site’s page views. We need to attract users to register as community members, visit the Web property frequently and spend increasing amounts of time on the Web property when they visit. In addition, only a very small number of users actually post information on the site on a regular basis and are engaged in improving the information it contains. If we are unable to encourage users to interact more frequently with our WikiAnswers Web property and to increase the amount of user generated content they provide, our ability to attract new users to the Web property, increase the number of registered users loyal to the community and attract advertisers to WikiAnswers will be diminished and adversely affected. As a result, our business and financial results will suffer, and we will not be able to grow our business as planned.

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

Much of the effort of administering WikiAnswers, monitoring its activity and ensuring its steady growth and development is borne by a large group of external supervisors, the vast majority of whom are not employed by us and not compensated for their efforts. The supervisors are in charge of monitoring questions and answers in specific categories in an effort to ensure questions are being answered timely, prevent vandalism, improve consistency and encourage high-quality contributions. As of December 31, 2007, the community enjoyed the benefit of approximately 200 such supervisors. The success of WikiAnswers is dependant, to a certain extent, on the continued attention of these supervisors to WikiAnswers. If we are not able to attract and maintain enough supervisors, the WikiAnswers Web property will suffer and the Web property will become less attractive to users, which in turn will adversely affect the site’s growth and our business and financial results.

Our direct ad sales efforts may suffer if advertisers do not find our Web properties to be effective for promoting their products and services, which could have an adverse effect on our business and financial results.

In late 2006, our advertising sales team began marketing directly to advertisers. However, we cannot assure you that these advertisers will find our Web properties to be as effective as other Web properties or traditional media for promoting their products and services. In fact, while our direct advertising efforts have the potential to be a driver of future monetization improvements, the results of our direct ad sales team have not reached desired levels. Failure on our part to convince advertisers of the suitability of our Web properties for their needs, or our inability to generate the advertisers’ desired levels of traffic, could make it difficult to attract new advertisers and may cause us to lose relationships with existing advertisers, which could have an adverse effect on our business and financial results.

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

We anticipate that our current cash and cash equivalents will be sufficient to meet our current needs for general corporate purposes for at least the next 12 months. However, we may need or desire additional financing to execute on our current or future business strategies, including to:

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

Although worldwide online advertising spending is growing steadily, it represents only a small percentage of total advertising expenditures. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in Internet advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If the Internet does not continue to be as widely accepted as a medium for advertising and the rate of advertising on the Internet increase, our ability to generate increased revenues could be adversely affected. We believe that growth in our ad revenues will also depend on our ability to increase the number of pages on our Web properties to provide more advertising inventory. If we fail to increase our advertising inventory at a sufficient rate, our ad revenues could grow more slowly than we expect, which could have an adverse effect on our financial results.

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

We face significant competition from a wide variety of Web properties, including traditional search engines, such as Google, Yahoo! and Ask.com, destination portals and other free online answer engines, such as About.com, TheFreeDictionary.com and Wikipedia.org. We also compete with industry-specific Web properties, such as Bankrate.com and WebMD.com, as well as with other popular question and answer sites, such as Yahoo! Answers, Askville (owned by Amazon), Yedda (owned by AOL) and Answerbag.com (owned by Demand Media, Inc.). Many of our competitors have longer operating histories, more extensive management experience, an employee base with more extensive experience, better geographic coverage, larger consumer bases, greater brand recognition and significantly greater financial, marketing and other resource than we do. We expect competition to intensify in the future. If our competitors are more successful than we are in developing compelling products or attracting and retaining users or advertisers, then our competitive position and financial results could be adversely affected.

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

Our partnerships and revenue-sharing arrangements with third-parties may not be renewed or continued, which could impact our credibility in the marketplace, which could adversely affect our traffic and revenues.

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

•             our ability to issue common stock as potential consideration;

•             the attractiveness of our common stock as potential consideration relative to the common stock of competitors;

•             our ability to obtain financing; and

•             our available cash, which depends upon our results of operations and our cash demands.

In addition, we may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses or adversely affect our business, operating results and financial condition. For example, we experienced such disruption, diversion and increased expenses during the course of our recent failed attempt to acquire Lexico Publishing Group, LLC. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, financial condition and operating results.

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

Our failure to offer compelling content and provide our users with quality information could result in lost revenue, as a result of a loss of users and advertisers.

We believe our future success depends in part upon our ability to deliver valuable content through our Web properties. We are heavily dependent on licensed content. We cannot guarantee that we will be able to enter into new or renew current or future content agreements on commercially acceptable terms or at all. If we are unable to maintain and enhance our existing relationships with content providers or develop new relationships with alternative providers of content, our Answers.com service may become less attractive to Internet users, resulting in decreased traffic to Answers.com, which could have an adverse effect on our ad revenues and a negative impact on our business.

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

We currently outsource our Web hosting services to Data Return LLC, recently acquired by Terremark Worldwide, Inc. We believe the economic justification of outsourcing our Web hosting services has diminished, thus, we are in the process of migrating our Web properties to co-location facilities and managing the operations with our own staff. This change may be technologically challenging to implement, take time to test and deploy, cause us to incur substantial costs or data loss, and cause users, advertisers, and affiliates to experience delays or interruptions in our service. These changes, delays or interruptions in our service could cause users and advertisers to become dissatisfied with our service and move to competing providers of online services, reducing the traffic on our Web properties and adversely affecting our business and financial results.

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

Risks Related to our Common Stock

We have a limited number of common shares available for future issuance which could adversely affect our ability to raise capital or consummate acquisitions.

We are authorized to issue 30,000,000 shares of common stock. We currently have outstanding 7,859,890 shares of common stock or approximately 11,000,000 shares of common stock after giving effect to the exercise of all outstanding warrants and options. Due to the limited number of authorized shares available for issuance and because of the significant competition for acquisitions, we may not able to consummate an acquisition until we increase the number of shares we are authorized to issue. To facilitate the possibility and flexibility of raising of additional capital or the completion of potential acquisitions, we will seek shareholder approval to increase the number of our authorized shares of common stock. We can provide no assurance that we will succeed in amending our certificate of incorporation to increase the number of shares of common stock we are authorized to issue.

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

We have determined that we have material weaknesses in our internal control over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and trading price of our stock.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these controls. We have dedicated significant amounts of time and resources to ensure compliance with this legislation for the year ended December 31, 2007 and will continue to do so for future fiscal periods. Based on their evaluation, our principal executive and principal financial officers have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective due to the material weaknesses in our internal controls over (i) access to, and changes in, our information technology financial applications and underlying financial data; and (ii) the authority of our officers to obligate the Company. Because of these material weaknesses, our management concluded that, as of December 31, 2007, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Additionally, Somekh Chaikin, a member of KPMG International, issued an adverse opinion with respect to the effectiveness of our internal controls over financial reporting as of December 31, 2007.

As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and trading price of our stock. Further, if we do not successfully remediate the material weaknesses identified as of December 31, 2007, or should we determine in future fiscal periods that we have additional material weaknesses in our internal controls over financial reporting, investor confidence may be further eroded, which may also adversely affect our stock price.

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

If we are not able to issue our financial statements in a timely manner, we will not be able to comply with the periodic reporting requirements of the Securities and Exchange Commission and the listing requirements of The NASDAQ Global Market. If these events occur, our common stock listing on The NASDAQ Global Market could be suspended or terminated and our stock price could materially suffer. In addition, we or members of our management could be subject to investigation and sanction by the Securities and Exchange Commission and other regulatory authorities and to shareholder lawsuits, which could impose significant additional costs on us, divert management attention and materially harm our operating results, financial condition, business reputation and stock price.

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

We operate in the U.S. and in Israel and our earnings are subject to taxation in both jurisdictions, at different rates. Relevant tax authorities may disagree with our interpretation and application in practice of tax laws and may dispute various assumptions we make during our tax planning process. Further, the tax authorities in the U.S. and/or Israel may take exception with the transfer price of transactions between Answers Corporation and its wholly owned Israeli subsidiary. If there is a successful tax challenge of our tax position, our interpretation and/or application of tax laws in practice, we may be forced to recognize additional tax liabilities, which may include interest and penalties. This may harm our results of operations and adversely affect our financial condition. Our unrecognized tax benefits disclosed in the notes to our financial statements for the period ending December 31, 2007, include amounts relating to this risk factor.

Our business may be impacted by NIS exchange rate fluctuations, which may negatively affect our earnings.

Exchange rate fluctuations between the U.S. dollar and the NIS may negatively affect our earnings. Our revenues and most of our expenses are denominated in U.S. dollars. However, a significant portion of the expenses associated with our Israeli operations, including personnel and facilities related expenses, are incurred in NIS. Consequently, a devaluation of the U.S. dollar in comparison to the NIS will have the effect of increasing the dollar cost of our operations in Israel. In 2006, 2007, and the first three months of 2008, the U.S. dollar depreciated against the NIS by 8.2%, 9.0%, and 8.5%, respectively. We cannot predict any future trends in the rate of devaluation or appreciation of the NIS against the U.S. dollar or of the U.S. dollar against the NIS. Despite the fact that we often use various hedging tools, including forward contracts and options, to minimize the effect of currency fluctuations on our income, if the U.S. dollar cost of our operations in Israel increases, our dollar-measured consolidated results of operations will be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our New York office, which serves as our corporate U.S. headquarters for investor relations, sales, marketing and business development operations, is located at 237 West 35th Street, Suite 1101, New York, NY 10001 and occupies a portion of the 11th floor at this location. The lease for these premises commenced in May 2005 and will expire in June 2010, and, according to its terms, the average base rent for the offices during the first year is approximately $66,000 per annum, gradually increasing to approximately $74,000 per annum for the final year.

Our research and development facility is located on the entire 7th floor of the Tower (Building 2), Jerusalem Technology Park, P.O. Box 48253, Jerusalem 91481, Israel in approximately 1,000 square meters of space, occupied under a 5-year lease with a current monthly rental rate of approximately $18,000 based on the dollar-NIS exchange rate on December 31, 2007. The lease will expire in July 2010, with an option to extend the term for an additional 5 years.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the NASDAQ Global Market under the symbol “ANSW” since August 2, 2005. Prior to such date, our common stock was traded on the American Stock Exchange, under the symbol GRU, between October 13, 2004 and August 1, 2005. Prior to October 13, 2004, there was no established market for our shares.

The following table sets forth the high and low closing sale prices for our common stock as quoted on the NASDAQ Global Market for the fiscal years ended December 31, 2006 and 2007 and the subsequent period indicated.

	High	Low
Year ended December 31, 2006
First quarter	$14.49	$9.98
Second quarter	$12.51	$8.91
Third quarter	$11.28	$8.37
Fourth quarter	$17.24	$10.39
Year ended December 31, 2007
First quarter	$14.84	$11.24
Second quarter	$17.12	$10.14
Third quarter	$13.20	$6.20
Fourth quarter	$9.15	$5.58
Year ending December 31, 2008
First quarter (through March 30, 2008)	$6.93	$3.76

The closing sale price of our common stock as reported by the NASDAQ Global Market on March 28, 2008 was $5.00 per share.

As of March 26, 2008, there were approximately 45 holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). We have not paid any cash dividends since formation and we do not expect to pay any cash dividends in the foreseeable future. During 2007 we did not repurchase any shares of our common stock. We have not sold any securities during the past three years which were not registered under the Securities Act.

For details concerning securities authorized for issuance under our equity compensation plans, see Item 12 of this Annual Report.

Stock Price Performance Graph

The graph below compares the cumulative 38-month total return of holders of our common stock with the cumulative total returns of the NASDAQ Composite index and the RDG Internet Composite index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 10/13/2004 to 12/31/2007.

COMPARISON OF 38 MONTH CUMULATIVE TOTAL RETURN*

Among Answers Corporation, The NASDAQ Composite Index

And the RDG Internet Composite Index

* $100 invested on 10/13/04 in stock or 9/30/04 in index-including reinvestment of dividends.

Fiscal year ending December 31.

	10/13/04	12/04	12/05	12/06	12/07

Answers Corporation	100.00	170.92	225.54	263.06	133.60
NASDAQ Composite	100.00	114.11	116.82	130.17	141.89
RDG Internet Composite	100.00	113.52	110.95	125.72	145.33

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2007 with respect to our compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,031,592	$10.75	224,536

Equity compensation plans not approved by security holders	1,193,414	$15.79	—

Total	3,225,006		224,536

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data have been derived from our audited financial statements, some of which appear under Item 8 of this report. This selected financial data might not be a good indicator of our expected results for fiscal 2008. You should read the selected financial data together with the financial statements and notes to financial statements from which this information is derived and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this report.

	Year Ended December 31,
	(In thousands except per share data)
	2007	2006	2005	2004	2003
Revenues	$11,395	$7,029	$2,053	$193	$29
Operating loss	4,444	8,880	6,517	3,545	2,762
Net loss	4,118	8,571	5,991	6,416	2,809
Basic and diluted loss per share	(0.52)	(1.12)	(0.88)	(2.82)	(7.93)
Accumulated deficit	(59,102)	(54,984)	(46,413)	(40,422)	(34,006)

	As of December 31,
	(In thousands)
Working capital(1)	$6,833	$8,539	$13,436	$6,688	$753
Total assets	18,598	19,679	21,971	8,985	1,043
Long term obligations	1,247	828	1,064	984	1,024

(1)           Represents current assets less current liabilities

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this report. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Forward-Looking Statements” in Item 1A of this report.

Overview

We are a leading online answer engine. Our Web properties currently consist of Answers.com and WikiAnswers.com. We offer information related to over 4 million topics based on content from brand-name publishers, our WikiAnswers community and our proprietary natural language search technology, which we refer to as Answers from the Web. Answers.com combines and presents targeted information from disparate sources and delivers answers to users’ questions in a single consolidated view. WikiAnswers.com is a user-generated content, or UGC, community-based question and answer site. According to comScore, a global Internet information provider, our Web properties had approximately 16.67 million unique visitors in February 2008, which ranks Answers Corporation number 53 in the top U.S. Web properties. Our goal is to become the premier online provider of and leading destination for answers on any topic.

Prior to January 2005, we sold subscriptions to our reference-based product, GuruNet. After the launch of Answers.com in January 2005, we ceased offering new subscriptions to GuruNet. In February 2007, we terminated the GuruNet service.

Termination of Lexico Acquisition

On July 13, 2007, we entered into a Purchase Agreement that we subsequently amended on July 31, 2007 and November 12, 2007, and on January 15, 2008 we entered into an Amended and Restated Purchase Agreement, which we subsequently amended on February 8, 2008, to acquire all of the outstanding limited liability interests of Lexico Publishing Group, LLC for an aggregate purchase price of $100 million in cash, subject to adjustments for closing net working capital.  Consummation of the acquisition of Lexico was subject to our ability to secure financing for the acquisition.

On July 17, 2007, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission which was declared effective on August 6, 2007.  The registration statement covers up to an aggregate of $140,000,000 of common stock, preferred stock, warrants, debt securities, units or any combination thereof. On January 16, 2008, we filed a prospectus supplement for a proposed public offering which we later amended on February 8, 2008.  On February 13, 2008 we canceled our proposed public offering due to unfavorable market conditions..

On March 1, 2008, the members of Lexico terminated the purchase agreement, due to our inability to finance the acquisition.  As a result of the termination of the purchase agreement and in accordance therewith, we reimbursed $500,000 of the sellers’ out-of-pocket transaction-related legal and accounting expenses.

Additionally, in connection with the Lexico transaction, on January 15, 2008, we entered into a Securities Purchase Agreement with an institutional investor, or the senior notes investor, for the optional purchase and sale of $8.5 million aggregate principal amount of our senior secured convertible notes due 2010, or the senior secured convertible notes. Our intent was to close the senior secured convertible notes financing in conjunction with our follow-on offering, if we needed such funds to close the Lexico acquisition. Since our purchase agreement with Lexico was terminated, the Securities Purchase Agreement has also terminated and pursuant to the Securities Purchase Agreement we have paid the senior notes investor a termination fee of $425 thousand.

The payments to Lexico and the senior notes investor, aggregating $925,000, will be charged to operations in the first quarter of 2008. Additionally, in connection with the proposed acquisition of Lexico and follow-on offering, we incurred approximately $1,270,000 of costs, which are reflected as deferred costs on our December 31, 2007 balance sheet, for various matters including legal, accounting, banking, consulting and travel. Further, we incurred an additional $455,000 of such costs in the first quarter of 2008. Those additional costs and the aforesaid payments to Lexico and the senior notes investor, which, in aggregate, amount to $2,650,000 will be charged to operations in the first quarter of 2008.

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

Brainboost

On December 1, 2005, we acquired Brainboost, developer of the Brainboost Answer Engine which we have integrated into our Answers from the Web technology, an artificial intelligence technology enabling natural language search on the Web. As consideration for the acquisition, we paid $4.0 million in cash and issued 439,000 shares of our common stock, valued at approximately $5.6 million at the time of the acquisition. In connection with the allocation of the purchase price, we recorded an intangible asset related to the Brainboost technology, of approximately $5.4 million, with an estimated useful life of six years, and recognized compensation expense of approximately $4.2 million.

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

The stock component of the consideration was subject to a registration rights agreement pursuant to which we agreed that if our registration statement was not effective with the SEC by April 1, 2006, we would pay the sellers a penalty of $100,000 per month, pro-rated daily. Our registration statement was declared effective on June 9, 2006; consequently, we paid the sellers $227 thousand in the second quarter of 2006.

In June 2006, we completed our initial beta integration of the Brainboost technology into Answers.com as Answers from the Web. The Company plans to evaluate further developing this technology through enhancements to its accuracy, range and speed.

Revenue

Traffic

Our revenue is primarily driven by the traffic generated by our Web properties and our ability to effectively monetize that traffic. Our current sources of traffic include the following:

•             Search engines:  Users submit queries and algorithm search engines respond by generating a list of Web pages that are likely to offer the most relevant content. When our pages rank high in the algorithmic systems of search engines, our results are more likely to be accessed by users. For the fourth quarter of 2007, according to our internal estimates, this source of traffic represented approximately 65% of our traffic.

•             Google’s definition link:  We have an informal, non-contractual relationship with Google under which Google links search results related to certain definitional queries to Answers.com. For the fourth quarter of 2007, according to our internal estimates, this source of traffic represented approximately 10% of our traffic.

•             Direct users:  Users visiting and returning to our home pages, and to a far lesser extent, arriving from Web properties that send us traffic, or via 1-Click Answers and AnswerTips. For the fourth quarter of 2007, according to our internal estimates, direct users represented approximately 25% of our traffic.

Since most of our traffic originates from search engines, we expend considerable resources improving the volume and optimizing the monetization of this traffic. The industry commonly refers to such efforts as search engine optimization, or SEO. Our Web properties have at times experienced decreases in traffic, and consequently decreases in revenue, due to these search engine actions, including recent actions by Google and Yahoo! that are discussed in the 2007 revenue discussion below.

We continuously seek to improve the user experience of visitors to our Web properties, which we believe leads to increased pages per visit, or stickiness, and return visits, or user-retention. We seek to increase stickiness and user-retention by adding new features, enhancing user interfaces and adding new content to our Web properties.

Monetization

Advertising Revenue.  We earn most of our revenue from advertising. There are two primary categories of Internet advertising, pay-per-performance, or most commonly cost per click, or CPC, and pay-per-impression, or cost per 1,000 impressions, or CPM. In the pay-for-performance model we earn revenue based on the number of clicks associated with an ad; in the paid-for-impression model we derive revenue from the display of ads. We work with third party ad networks that we believe optimize the average amount of revenue we earn per page view. Third party ad networks generally compensate us by paying us a portion of the revenue they earn from advertisers for our provision of promotional space on our Web properties. Additionally, in the fourth quarter of 2006, we began marketing directly to advertisers and generating direct advertising revenue. While our direct advertising efforts has the potential to be a driver of future monetization improvements, the results of our direct ad sales team have not reached desired levels.

We gauge the effectiveness of our monetization efforts and trends by measuring our RPM. In our Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2007, we reported RPM based on website queries, or traffic, directly to one of our Answers.com topic pages. Beginning with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2007, we refer to RPM based on page views. Page views include traffic directly to the Answers.com home page, but exclude lookups conducted through 1-Click Answers, AnswerTips and traffic from partners who pay us for providing them our answer-based services. Page views are the more widely recognized industry standard traffic metric. Based upon our internal analysis, we estimate the number of Answers.com page views to be approximately 13% higher than the number of our previously reported Answers.com queries. This difference is primarily attributable to home page visits in the page view traffic estimates. Historical RPM in this annual report, have been modified to conform to the new methodology and are approximately 13% lower than amounts reported prior to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2007.

Our Answers.com RPM increased significantly since we launched the Web property, due to the implementation of various optimization methods, including:

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

•             modifying the content displayed; and

•             introducing direct advertising sales.

We continue to monitor and adjust these, and potentially other, optimization techniques to maximize our RPM.

While we plan to continue focusing on optimizing our monetization, utilizing and expanding on many of the techniques we have used in the past, we believe that the primary factor that will improve our web properties’ RPM, if any, is selling ads directly through our own sales force. Excluding expected growth in direct ad sales revenue, we anticipate that our RPM will fluctuate around current levels. In the second half of 2006, we hired our Vice President of Advertising Sales. During the second quarter of 2007, we hired three additional salespersons. While our direct advertising efforts has the potential to be a driver of future monetization improvements, the results of our direct ad sales team have not reached desired levels.

Two of our third party ad networks, Google and Shopping.com, accounted for approximately 64% and 9%, respectively, of our total revenue in 2007 and approximately 65% and 14%, respectively, of our total revenue in 2006. In addition to Google and Shopping.com, we utilize the services of other third party ad networks that provide us with ads. Although there are many companies that provide third party ad networks, the loss of Google as a third party ad network could have a material adverse impact on our financial condition, as we may not succeed in receiving terms and ad services as favorable as those provided under our GSA with Google. While the drop in traffic due to the July 2007 Google search engine algorithm adjustment impacted our aggregate advertising revenue, it did not affect our contractual relationship with Google under the GSA.

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

Costs and Expenses

Cost of Revenue

Cost of revenue consists of fees to third party providers of content, Web search service fees, ad serving fees, amortization of the cost of acquired software used in our products, data center costs including depreciation of information technology assets, contractual revenue sharing fees to various Web property operators for visitors directed to our Web properties, or traffic acquisition costs, as well as the compensation, travel and overhead costs relating to personnel who are responsible for content editing and integration, production operations and customer support. As revenue increases, we expect our cost of revenue as a percentage of revenue to decrease, however, we may experience an increase in our cost of revenue as a percentage of revenue, during the transition period, in the first half of 2008, related to our anticipated shift to a co-location facility for hosting our web properties, rather than our current managed hosting facility, since we will need to operate both facilities during the transition period.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, travel and overhead costs for financial, legal and administrative personnel, insurance fees, fees for professional services, including investor relations, legal, accounting and other consulting fees, investment banking fees, amortization of domain names, and other general corporate expenses. Overhead costs consist primarily of rent, telecommunications, utilities and depreciation expenses. We generally expect that our general and administrative expenses will decline as a percentage of revenue as we grow our revenue. However, in the first quarter of 2008, we will be recording a charge of approximately $2.65 million to reflect various costs we incurred in connection with the termination of the acquisition of Lexico and the follow-on offering of securities.

Stock-Based Compensation

New employees typically receive stock option awards within three months of their start date. We also grant additional stock option awards to existing employees and directors, usually once a year. As of January 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payments”, or SFAS 123R, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period awards are expected to vest. Prior to January 1, 2006, we accounted for stock-based awards to employees and directors under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The intrinsic value method of accounting resulted in compensation expense for stock options to employees and directors to the extent option exercise prices were set below the market value of the Company’s stock on the date of grant. Costs resulting from stock-based compensation are part of our compensation expense and are included in the operating expense categories in our Statement of Operations.

Other Compensation Charges

In connection with our purchase of Brainboost, we issued shares of common stock, valued at approximately $4.2 million, which were deemed to be compensation for services. Accordingly, $4.2 million was charged to compensation expense over the six-month period ending May 31, 2006.

Other

Interest Income Net

Interest income, net primarily consists of interest income earned on cash, cash equivalent and investment securities balances.

Other Expenses

Other expenses consists primarily of foreign currency exchange gains and losses. In 2006, other expenses included a payment of $227 thousand to the sellers of Brainboost as a result of our delay registering with the SEC shares we issued as consideration in the transaction.

Income Tax Expense

Our effective tax rate differs from the statutory federal rate due to differences between income and expense recognition prescribed by income tax regulations and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating and amortizing property, equipment and intangible assets and different methods and timing for calculating and recording stock compensation expense and other accruals. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of state and local taxes and foreign income from our wholly owned subsidiary. Our deferred tax assets are primarily offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to transpire.

Our Israeli subsidiary had income in 2007, 2006 and 2005, resulting from the services agreement we entered into with such Israeli subsidiary. Pursuant to this agreement, the Israeli subsidiary charges us for research and development services it provides us, plus 12.5%. However, the subsidiary is an “approved enterprise” under Israeli law, which means that income arising from the subsidiary’s approved activities is subject to zero tax under the “alternative benefit” path for a period of ten years. Currently, the subsidiary operates under two separate “approved enterprise” plans, ending December 31, 2009 and December 31, 2014, respectively. In the event of distributions by the subsidiary to the parent, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax to be withheld at source on the amounts of such distribution received. At present, we do not plan on having the subsidiary distribute a dividend to Answers Corporation.

The following table sets forth the historical operating results as a percentage of revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Revenue	100%	100%	100%
Costs and expenses:
Cost of revenue	43	48	56
Research and development	26	83	107
Sales and marketing	35	46	89
General and administrative	35	48	166
Total operating expenses	139	225	418
Operating loss	(39)	(125)	(318)
Interest income, net	3	8	27
Other expense, net	—	(3)	(2)
Loss before income taxes	(36)	(120)	(293)
Income taxes	—	(1)	1
Net loss	(36)%	(121)%	(292)%

Year Ended December 31, 2007, 2006 and 2005

Revenue

	Year Ended December 31,
		YTY		YTY
	2007	Change	2006	Change	2005
		(in thousands)

Answers.com advertising revenue	$9,449	39%	$6,755	281%	$1,771
WikiAnswers advertising revenue	1,302	2,000%	62	—	—
Answers services licensing revenue	219	17%	187	70%	110
Subscription revenue	425	1,600%	25	(85)%	172
	$11,395	62%	$7,029	242%	$2,053

Revenue in 2007 increased $4,366 thousand, or 62%, to $11,395 from $7,029  in 2006. The majority of the increase in our revenue was due to an increase in the Answers.com advertising revenue of $2,694 thousand, which was the result of increases in our Answers.com traffic and, to a lesser extent, monetization rates. Average daily page views for Answers.com in 2007 were approximately 4.5 million compared to approximately 3.4 million in 2006. RPM for Answers.com was $5.75 in 2007, compared to $5.41 in 2006. In addition, advertising revenues in 2007 includes $1,302 thousand generated from WikiAnswers, a website we only acquired in November 2006.

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

Approximately $990 thousand and $290 thousand of our advertising revenue in the 2007 and 2006, respectively, resulted from the efforts of our direct ad sales force. We had no direct ad sales during the year ending December 31, 2005.

Subscription revenue in 2007 of $425 thousand resulted from the recognition of revenue from the sale of lifetime subscriptions to our GuruNet service prior to December 2003. As of December 31, 2006, we had approximately $425 thousand of deferred revenue relating to these subscriptions. Prior to 2007, we did not recognize any revenue from the lifetime subscriptions to our GuruNet service because the subscriptions had no defined term. On February 2, 2007, in accordance with our rights under the agreements we entered into with such subscribers, we terminated the GuruNet service and thereby extinguished our service obligations to our subscribers. As a result, we recognized the entire $425 thousand previously deferred, as revenue, in the first quarter of 2007. We had no additional subscription revenue in 2007. Subscription revenue of $25 thousand in 2006 related to fixed-term subscriptions we sold prior to January 2005, as we recognized the revenue from fixed term subscriptions over the lives of such subscriptions.

Revenue in 2006 increased $4,976 thousand, or 242%, to $7,029 thousand, from $2,053 thousand in 2005. The increase in advertising revenue was primarily the result of increases in our Answers.com traffic and monetization rates. Advertising revenue beginning in the fourth quarter of 2006 also included revenue attributable to WikiAnswers. Average daily page views in 2006 were approximately 3.4 million, compared to approximately 1.8 million in 2005. RPM for Answers.com was $5.41 in 2006, compared to $2.63 in 2005.

Subscription revenue in 2006 and 2005 relates to fixed-term GuruNet subscriptions we sold prior to January 2005. The decrease in subscription revenue in 2006 of $147 thousand as compared to 2005 is the result of the termination dates of fixed-term subscriptions, since we recognized the revenue from fixed term subscriptions over the lives of such subscriptions.

Revenue Trends by Web Property

The following table, which illustrates the historical trends of our two web properties’ traffic, revenues and RPMs, by quarter, in 2007:

	2007
	Q1	Q2	Q3	Q4

Ad Revenue ($ - in thousands)

Answers.com	2,768	2,551	1,861	2,270
WikiAnswers	116	177	304	704
Total	2,884	2,728	2,165	2,974

Answers.com	96%	94%	86%	76%
WikiAnswers	4%	6%	14%	24%
Total	100%	100%	100%	100%

Traffic

Answers.com	5,470,000	4,890,000	3,730,000	3,924,000
WikiAnswers	293,000	440,000	639,000	1,152,000
Total	5,763,000	5,330,000	4,369,000	5,076,000

Answers.com	95%	92%	85%	77%
WikiAnswers	5%	8%	15%	23%
Total	100%	100%	100%	100%

RPM
Answers.com	$5.62	$5.73	$5.42	$6.29
WikiAnswers	$4.40	$4.42	$5.17	$6.64

Since we purchased WikiAnswers in November 2006, the website has grown dramatically, each quarter, both in terms of traffic and revenue. Conversely, in 2007, and especially beginning the third quarter of 2007, when we experienced a drop in our traffic due to a search engine algorithm adjustment by Google, Answers.com’s quarterly growth has slowed or, at times, declined. In 2008, we expect that Answers.com traffic will grow very moderately, or in fact decline, while we expect WikiAnswers will continue to grow rapidly. In the second half of 2008, we expect that WikiAnswers’ ad revenue will exceed that of Answers.com.

Costs and Expenses

Cost of Revenue

	Year Ended December 31,
		YTY		YTY
	2007	Change	2006	Change	2005
		(in thousands)

Cost of revenue	$4,890	44%	$3,406	194%	$1,158

Cost of revenue increased $1,484 thousand, or 44%, to $4,890 in 2007 from $3,406 in 2006. The increase in cost of revenue was due primarily to increases in data center costs of $600 thousand, including depreciation of information technology assets, increases in content licensing costs of $432 thousand, increases in fees we pay to Google for web search and ad serving fees of $180 thousand, and increases in compensation costs of $92 thousand as a result of staffing additions in our production operations and content departments, salary increases and increased stock-based compensation of $32 thousand. Additionally, in 2007 we incurred $114 thousand of amortization expenses relating to intangible assets we purchased in connection with the WikiAnswers acquisition that took place in November 2006, compared to $21 thousand in 2006.

Cost of revenue increased $2,248 thousand, or 194%, to $3,406 thousand in 2006 from $1,158 thousand in 2005. The increase in cost of revenue for 2006 was partially due to certain expenses we incurred in 2006 that we did not experience in the prior year, as well as increases in certain expenses. During 2006, we incurred $893 thousand of expense from the amortization of the Brainboost technology. We did not incur similar costs in 2005. Additionally, in 2006, we incurred $22 thousand of amortization resulting from intangible assets in connection with the acquisition of WikiAnswers, stock-based compensation of $127 thousand as a result of adopting SFAS 123R, and traffic acquisition costs of $68 thousand, all of which we did not incur in 2005. The remaining net increase in cost of revenue was due primarily to increases in compensation costs, excluding stock-based compensation, of $298 thousand during 2006 as a result of staffing additions in production operations, content and customer support, salary increases which took effect in 2006, increases in data center costs, including depreciation of information technology assets, required to manage more Internet traffic of $348 thousand, increases in fees paid to Google for web search services of $45 thousand, increases in content licensing costs of $234 thousand and increases in overhead costs of $110 thousand.

Research and Development Expenses

	Year Ended December 31,
		YTY		YTY
	2007	Change	2006	Change	2005
		(in thousands)

Research and development	$2,978	(49)%	$5,865	168%	$2,190

Research and development expenses decreased $2,887 thousand, or 49%, to $2,978 in 2007 from $5,865 in 2006. The decrease in research and development expenses was due primarily to compensation charges of $3.5 million in 2006, resulting from the acquisition of Brainboost. We did not incur any similar charges in 2007. This decrease was partially offset by increases in compensation-related expenses of $486 thousand due to growth in our research and development team and 2007 salary increases.

Research and development expenses increased $3,675 thousand, or 168%, to $5,865 thousand in 2006 from $2,190 thousand in 2005. The increase in research and development expenses was due primarily to compensation charges of approximately $3.5 million resulting from the acquisition of Brainboost in 2006, compared to approximately $700 thousand in 2005. The increase was also due to increases in compensation-related expenses, excluding stock-based compensation, of approximately $688 thousand, due to growth in our research and development team, including the addition of a Director of Natural Language Research, and salary increases in 2006. Finally, as a result of adopting SFAS 123R, stock-based compensation attributable to research and development activities in 2006 increased to $341 thousand compared to $32 thousand in 2005.

Sales and Marketing Expenses

	Year Ended December 31,
		YTY		YTY
	2007	Change	2006	Change	2005
		(in thousands)

Sales and marketing	$3,951	21%	$3,253	79%	$1,818

Sales and marketing expenses increased $698 thousand, or 21%, to $3,951 in 2007 from $3,253 thousand in 2006. Compensation related expenses increased $629 thousand, primarily due to growth in our sales and marketing team, including the hiring of three ad sales managers during the second quarter of 2007. We also incurred a severance charge of approximately $220 thousand in 2007, as the result of the termination of employment of our Chief Revenue Officer in August 2007 as part of a reduction in our headcount due to the impact on us of the Google search engine algorithm adjustment in

July 2007. Additionally, expenses relating to Internet and marketing metrics and information services increased approximately $100  thousand in 2007 as compared to 2006. Finally, in 2007, we incurred recruiting fees of approximately $50 thousand to fill certain ad sales position openings, fees we did not incur in 2006. These increases were offset, in part, by a decrease in advertising and promotion expenses of approximately $355 thousand and by a decrease in marketing-related expenses due to an accrual of $75 thousand relating to a lawsuit from a former marketing employee incurred in 2006, that did not recur in 2007.

Sales and marketing expenses increased $1,435 thousand, or 79%, to $3,253 in 2006 from $1,818 in 2005. Compensation-related expenses, excluding stock-based compensation increased $840 thousand, from $634 thousand to $1,474 thousand, primarily due to growth in our sales and marketing team, where we hired an additional 7 employees during the course of 2006, including our Vice President of Advertising Sales and a business development manager. Additionally, as a result of adopting SFAS 123R, stock-based compensation in 2006 was $676 thousand compared to $1 thousand in 2005. Additionally, other marketing-related expenses, including travel, third party marketing services and an accrual relating to a lawsuit from a former marketing employee, increased by of $237 thousand and overhead increased $113 thousand. These increases were offset, in part, by a decrease in advertising and promotion expenses of approximately $140 thousand and two non-recurring items, including approximately $248 thousand in consulting costs, $213 thousand of which was stock-based compensation, relating to a strategic consultant who assisted us in formulating our product and marketing strategy, and $35 thousand in recruiting fees.

General and Administrative Expenses

	Year Ended December 31,
		YTY		YTY
	2007	Change	2006	Change	2005
		(in thousands)

General and administrative	$4,020	19%	$3,385	(1)%	$3,404

General and administrative expenses increased $635 thousand, or 19%, to $4,020 in 2007 from $3,385 in 2006. The increase in general and administrative expenses was due primarily to increases in compensation costs of $539 thousand, and increases to the WikiAnswers intangible assets amortization of $167 thousand. These increases were offset, in part, by decreases in various expenses, including, stock administration and investor relations of $110 thousand and insurance of $50 thousand. The stock administration costs declined because in the year ended December 31, 2006 we incurred costs relating to the registration of the Brainboost shares, costs that we did not incur in 2007.

General and administrative expenses decreased $19 thousand, or 1%, to $3,385 thousand for the year ended December 31, 2006 from $3,404 thousand for the year ended December 31, 2005. In 2005, we recorded $50 thousand of cash compensation, and $577 thousand in stock-based compensation, which represented the amortization of the fair value of warrants issued to an investment banking firm that provided us with general financial advisory and investment banking services. Such expense did not recur in 2006. Additionally, in 2005 we recorded $97 thousand of cash compensation, and $151 thousand in stock-based compensation in connection with the retention of an investor relations firm. Although we retained the same investor relations firm in 2006, the remuneration did not include a stock component; therefore, there was no recurrence of stock-based compensation to our investor relations firm in 2006. In 2006, employee compensation, excluding stock-based compensation, increased by $339 thousand, due to increases in the number of employees in the general and administrative department and salary increases which took effect in January 2006. Additionally, as a result of adopting SFAS 123R, stock-based employee compensation increased to $665 thousand in 2006, compared to $94 thousand in 2005. Other general and administrative expenses decreased by approximately $200 thousand, which included a decrease in legal expenses of $207 thousand offset, in part, by an increase of $133 thousand in accounting expenses.

General and administrative expenses in the first quarter of 2008 will include a charge of approximately $2,650,000 to reflect the various costs we incurred in connection with the failed acquisition of Lexico and the terminated follow-on offering of securities.

Interest Income, Net

	Year Ended December 31,
		YTY		YTY
	2007	Change	2006	Change	2005
		(in thousands)

Interest income, net	$385	(30)%	$553	0%	$555

Interest income, net decreased $168 thousand, or 30%, to $385 thousand for the year ended December 31, 2007 from $553 thousand for the year ended December 31, 2006. The decrease in interest income resulted from lower average cash and investment securities balances in 2007 as compared to 2006, and lower short-term interest rates.

Interest income, net, decreased $2 thousand, or 0%, to $553 thousand for the year ended December 31, 2006 from $555 thousand for the year ended December 31, 2005. Although our average cash balances during 2006 were lower compared to the average cash balances during 2005, Interest income, net, in 2006 stayed almost the same due to higher short-term interest rates.

Other Expenses, Net

	Year Ended December 31,
		YTY		YTY
	2007	Change	2006	Change	2005
		(in thousands)

Other expense, net	$(11)	(94)%	$(176)	319%	$(42)

Other expense, net decreased $165 thousand, or 94%, to $11 thousand in 2007, from $176 thousand in 2006. Other expenses in 2006 resulted, primarily, from the payment of $227 thousand to the sellers of Brainboost as a result of our delay registering with the SEC shares we issued as consideration in the transaction. Other expenses in 2007 resulted from foreign currency exchange net losses.

Other expenses, net, increased $134 thousand, or 319%, to $176 thousand in 2006 from $42 thousand in 2005. Other expenses in 2006 resulted primarily from the payment of $227 thousand to the sellers of Brainboost as a result of our delay registering with the SEC shares we issued as consideration in the transaction. This $227 thousand expense was offset, in part, by foreign currency exchange net gains of approximately $51 thousand. Other expenses in 2005 resulted primarily from foreign currency exchange net losses.

Income Tax (Expense) Benefit

We had net operating loss carryforwards, or NOLs, for federal income tax purposes of approximately $54 million at December 31, 2007, approximately $49 million at December 31, 2006, and approximately $42 million at December 31, 2005. The federal net operating losses will expire if not utilized on various dates from 2019 through 2027. Because we have experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on our ability to use $32 million of these carryforwards. Our best estimate at this time is that the annual limitation on the use of $32 million of our NOLs is approximately $1.8 million per year. Any unused portion of the $1.8 million annual limitation applicable to our restricted NOLs is available for use in future years until such NOLs are scheduled to expire. Our remaining NOLs are not currently subject to such limitations. Our Israeli subsidiary has capital loss carryforwards of approximately $740 thousand that can be applied to future capital gains for an unlimited period of time under current tax rules.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, and investment securities which were $7,478 thousand as of December 31, 2007. In 2007 we used $647 thousand in cash from our operations. We have used cash in our operations in every year since our inception. Our ability to generate cash from operations in the future will depend primarily on our ability to produce net income before non-cash expenses such as depreciation and amortization and stock-based compensation.

	Year Ended December 31,
	2007	2006	2005
Net cash used in operating activities	$(647)	$(2,465)	$(4,286)
Net cash provided by (used in) investing activities	2,420	4,296	(9,808)
Net cash (used in) provided by financing activities	(54)	326	15,382

Operating Activities

Despite a net loss of $4,118 thousand in 2007, net cash used by operations was $647 thousand. We incurred $2,123 thousand of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, depreciation and amortization of $1,797 thousand, while recognizing $425 thousand of previously deferred revenue from lifetime subscriptions we sold for our GuruNet service in 2003.

Despite a net loss of $8,571 thousand in 2006, our net cash used in operations was $2,465 thousand. The primary reason for the difference was $1,810 thousand of non-cash, stock-based compensation paid to employees and directors, $3,489 thousand of non-cash, stock-based compensation that resulted from the Brainboost acquisition, and depreciation and amortization of $1,291 thousand. In 2005, despite a net loss of $5,991 thousand, our net cash used in operations was $4,286 thousand. The primary reason for the difference was $1,769 thousand of operating expenses due to the result of non-cash, stock-based compensation.

Investing Activities

Net cash provided by investing activities in 2007 is attributable mostly to the proceeds from the sale of investment securities less cash used from purchases of investment securities, and cash used for capital expenditures, long-term deposits and deferred costs relating to the proposed Lexico acquisition, as delineated in our Consolidated Statement of Cash Flows.

Net cash provided by and used in investing activities in 2006 and 2005, respectively, is attributable mostly to purchases of investment securities less the proceeds from the sale of investment securities, as delineated in our Consolidated Statement of Cash Flows. Additionally, in 2005 and 2006 we purchased Brainboost and WikiAnswers, respectively, and those transactions materially impacted our cash position.

Financing Activities

Cash flow used in financing activities in 2007 stems from deferred costs relating to the proposed Lexico financing, less net proceeds from the exercise of stock options.. Cash flow provided by financing activities in 2006 and 2005 relates to the net proceeds from the exercise of stock options and warrants.

Future Operations

As a result of the cancellation of our proposed public offering on February 13, 2008 and the termination of the Lexico purchase agreement on March 1, 2008, we will have to make cash payments of approximately $1,985 thousand in the first quarter of 2008, in addition to the $665 thousand we already expended in 2007, for fees and costs relating to the unsuccessful acquisition and public offering. These payments will have a material impact on the balance of our cash and cash equivalents and investment securities. Additionally, we expect that the collocation hosting facility we are establishing in 2008 will require an outlay of approximately $1 million in capital expenditures in 2008. Notwithstanding, we believe we have sufficient cash to meet our planned operating needs for the next twelve months, based on our current cash levels and expected cash flow from operations in 2008. However, our business strategy includes growth through additional business combinations and licensing or acquiring products and technologies complementary to our business, which could require use of a significant amount of our available cash and raising additional capital. We may therefore need to raise additional capital through future debt or equity financing to finance such initiatives. However, we cannot be certain that additional financing will be available on acceptable terms, or at all.

To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.

Contractual Obligations and Commitments

As of December 31, 2007, we had the following known contractual obligations and commitments (in thousands) in addition to approximately $2,000,000 paid in the first quarter of 2008 resulting from the failed acquisition of Lexico and the terminated follow-on offering of securities:

	Purchase Contracts	Operating Leases	Total(1)
2008	633	441	1,074
2009	350	394	744
2010	45	232	277
	1,028	1,067	2,095

(1)           The above table does not include unrecognized tax benefits of $263 thousand.

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

Quantitative and qualitative disclosures about market risk

Currency Risk.  Our revenue is denominated solely in U.S. dollars. Most of our expenses are also based in U.S. dollars; however, we have a significant amount of expenses that are denominated in New Israeli Shekels, or NIS. We expect this level of NIS expenses to continue in the near future. In 2007, the value of the U.S. dollar weakened against the value of NIS by 9%. The value of the U.S. dollar as of February 28, 2008, compared to its value as of December 31, 2007, weakened against the value of NIS by an additional 6%.  If the value of the U.S. dollar further weakens against the value of NIS, there will be a negative impact on our results of operations. In addition, to the extent we hold cash and cash equivalents that are denominated in currencies other than the U.S. dollar, we are subject to the risk of exchange rate fluctuations. We use various hedging tools, including forward contracts and options, to minimize the effect of currency fluctuations on our income.

Other Market Risk.  As of December 31, 2007, almost all of our excess cash was invested in money market accounts that we believe has no material exposure to the principal amount nor to interest rate risk. However, prior to then, we did invest much of our excess cash in various highly liquid investments including auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods (ARS’s”) of 28 days. Recently, many holders of ARS instruments have experienced a liquidity crisis due to the lack of sufficient demand for the securities on the reset dates. While we did hold some ARS’s as of December 31, 2007, we did not experience a loss upon the sale of those securities in the first quarter of 2008. Currently, we do not own any ARS’s, and we are monitoring the situation, but in the interim we have ceased making any investments in ARS’s.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2007 and 2006, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

We evaluate our long-lived tangible and intangible assets for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” with the annual impairment testing date set at September 30, and in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. While we use available information to prepare our estimates and to perform impairment evaluations, the completion of annual impairment tests requires significant management judgments and estimates.

In response to the search engine algorithm adjustment by Google in July 2007, we examined what impact this event might have on the recoverability of our long-lived assets in accordance with the guidance contained in SFAS 142 and 144. As a result of our analysis, we concluded that the carrying value of our assets has not been impaired. However, while we use available information to prepare our estimates and to perform impairment evaluations, our recoverability calculations and impairment tests require significant management judgment and estimates. These estimates include our projections of undiscounted cash flows and assumptions used in calculating projected RPM growth, page-views, and expenses. In addition, a certain degree of judgment was exercised in determining asset groups in accordance with generally accepted accounting principles. Had our estimates and assumptions differed, the accounting treatment might have resulted differently. Future actual results could differ significantly from the anticipated results as reflected in our analysis.

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

With the exception of stock options granted to employees prior to May 12, 2004, the date of our first filing with the U.S. Securities and Exchange Commission in connection with our initial public offering, or IPO, we determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options and warrants granted to non-employees, for accounting purposes, using the Black-Scholes valuation model. Prior to our IPO, in October 2004, the market value of the underlying stock was based on estimates, including volatility estimates that are inherently highly uncertain and subjective, since prior to our IPO there had been no public market for our stock. Subsequent to our IPO, we did not have sufficient history to actually predict our volatility, therefore, our assumptions about stock price volatility were based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our actual stock price volatility. Beginning 2007, our assumptions about our stock price volatility are based on a rate that we derived by taking into consideration the volatility rates of comparable publicly held companies as well as our own historical volatility rates. In future periods and as we accumulate our own volatility history over longer periods of time, we will increase the weighting of our own volatility history in calculating expected volatility. Had we made different assumptions about the market value of our stock, stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different, in 2007 and 2006, as well as in periods prior to our adoption of SFAS 123R.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have almost fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate US taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance.

In July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109,” or FIN 48, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for tax benefit recognition under FIN 48, the position must have at least a “more likely than not” chance of being sustained upon a challenge by the respective taxing authorities. We adopted the provisions of FIN 48 as of January 1, 2007 and it has not had a material impact on our financial statements.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB approved FSP FAS 157-b which grants a one-year deferral of SFAS 157’s fair-value measurement requirements for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115” (SFAS 159), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective beginning January 1, 2008. We are currently evaluating the potential impact of the adoption of SFAS 159 on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 161), which broadly affect the accounting for business combinations. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS 141R and SFAS 161 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Quarterly Results

The following table sets forth our unaudited quarterly consolidated statement of operations data for 2005, 2006 and 2007. In management’s opinion, the data has been prepared on the same basis as the audited consolidated financial statements included in this annual report, and reflects all necessary adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this data. You should read this information together with our consolidated financial statements and the related notes appearing elsewhere in this annual report. Our operating results may fluctuate due to a variety of factors. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarter Ended
	Dec. 31, 2005	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007
	(in thousands, except page view and RPM data )
Revenues:
Advertising revenue	$807	$1,090	$1,457	$1,810	$2,461	$2,884	$2,728	$2,165	$2,974
Answers services licensing	54	53	46	44	43	77	82	43	17
Subscriptions	28	11	8	4	2	425	—	—	—
	889	1,154	1,511	1,858	2,506	3,386	2,810	2,208	2,991
Costs and expenses:
Cost of revenue	291	684	808	844	1,071	1,144	1,320	1,179	1,247
Research and development	1,281	2,637	1,951	621	656	722	748	769	739
Sales and marketing	493	642	678	924	1,009	982	1,072	1,221	676
General and administrative	802	800	965	765	854	926	1,019	1,058	1,017

Total operating expenses	2,867	4,763	4,402	3,154	3,590	3,774	4,159	4,227	3,679

Operating loss	(1,978)	(3,609)	(2,891)	(1,296)	(1,084)	(388)	(1,349)	(2,019)	(688)
Interest income, net	168	141	145	144	123	100	112	88	85
Other income (expense), net	(7)	(3)	(201)	(17)	44	(15)	4	—	—

Loss before income taxes	(1,817)	(3,471)	(2,947)	(1,169)	(917)	(303)	(1,233)	(1,931)	(603)
Income taxes(1)	17	(2)	5	(12)	(59)	—	(14)	(19)	(15)

Net loss	$(1,800)	$(3,473)	$(2,942)	$(1,181)	$(976)	$(303)	$(1,247)	$(1,950)	$(618)

Other Data:
Adjusted EBITDA(2)	$(1,096)	$(823)	$(737)	$(522)	$(207)	$160	$(306)	$(727)	$180
Answers.com page views	2,370,000	2,920,000	3,030,000	3,400,000	4,340,000	5,470,000	4,890,000	3,730,000	3,924,000
WikiAnswers page views	—	—	—	—	—	293,000	440,000	639,000	1,152,000
Answers.com RPM	$3.71	$4.15	$5.29	$5.79	$6.02	$5.62	$5.73	$5.41	$6.29
WikiAnswers RPM	—	—	—	—	—	$4.40	$4.42	$5.17	$6.64

(1)

The 2006 and 2005 quarterly financial results as previously presented by us in reports and SEC filings, have been modified to account for an immaterial error in income tax expense in the Consolidated Statements of Operations and deferred taxes on the Consolidated Balance Sheets involving an over-accrual of deferred income taxes relating to our subsidiary’s accumulated earnings, as a result of applying the distributed tax rate as opposed to the undistributed tax rate.

(2)

We define Adjusted EBITDA as net earnings before interest, taxes, depreciation, amortization, stock-based compensation, foreign currency exchange rate differences and certain non-recurring revenues and expenses.

We believe that the presentation of Adjusted EBITDA provides useful information to investors because these measures enhance their overall understanding of the financial performance and prospects of our ongoing business operations. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods. Adjusted EBITDA is used by our management team to plan and forecast our business because it removes the impact of our capital structure (interest expense), asset base (amortization and depreciation), stock-based compensation expenses, taxes, foreign currency exchange rate differences and certain non-recurring revenues and expenses from our results of operations. More specifically, we believe that removing these impacts is important for several reasons:

•    Adjusted EBITDA disregards amortization of intangible assets and other specified costs resulting from acquisitions. Specifically, we exclude (a) amortization of acquired technology from our acquisition of Brainboost Technology, LLC, or Brainboost, developer of the Brainboost Answer Engine, which has been integrated into our Answers from the Web technology; (b) compensation expense resulting from the portion of the stock component of the Brainboost purchase price that was deemed compensation expense; (c) penalty payments to the sellers of Brainboost resulting from failure to timely register the common stock they received in connection with the acquisition; and (d) amortization of intangible assets relating to our acquisition of WikiAnswers. We believe that excluding these expenses is helpful to investors, due to the fact that they relate to prior acquisitions and are not necessarily indicative of future operating expenses. While we exclude these expenses from Adjusted EBITDA we do not exclude the revenue derived from the acquisitions. The revenue attributable to WikiAnswers.com in 2007 and 2006 was $1,302 thousand and $62 thousand, respectively. The revenue attributable to our acquisition of the Brainboost technology is not quantifiable due to the nature of its integration.

•    We believe that, because of the variety of equity awards used by companies, the varying methodologies for determining stock-based compensation expense, and the subjective assumptions involved in those determinations, excluding stock-based compensation from Adjusted EBITDA enhances the ability of management and investors to compare financial results over multiple periods.

•    We believe that, excluding depreciation, interest, foreign currency exchange rate differences and taxes from Adjusted EBITDA provides investors with additional information to measure our performance, by excluding potential differences caused by variations in capital structures (affecting interest expense), asset composition, and tax positions.

•    Prior to December 2003, we sold lifetime subscriptions to our GuruNet service, generally for $40 per subscription. In December 2003, we decided to alter our pricing model and moved to an annual subscription model, for which we generally charged our subscribers $30 per year. We have not sold subscriptions since our launch of Answers.com in January 2005. In February 2007, we terminated the GuruNet service and recognized $425 thousand of deferred revenue as revenue during the quarter ended March 31, 2007. We believe that the recognition of the $425 thousand of revenue is a one-time, non-cash event and is not reflective of our core business and core operating results, and we have therefore excluded this amount from Adjusted EBITDA.

Adjusted EBITDA is not a measure of liquidity or financial performance under generally accepted accounting principles and should not be considered in isolation from, or as a substitute for, a measure of financial performance prepared in accordance with GAAP. Investors are cautioned that there are inherent limitations associated with the use of Adjusted EBITDA as an analytical tool. Some of these limitations are:

• Non-GAAP financial measures are not based on a comprehensive set of accounting rules or principles;

• Many of the adjustments to Adjusted EBITDA reflect the exclusion of items that are recurring and will be reflected in our financial results for the foreseeable future;

• Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than us, thus limiting its usefulness as a comparative tool;

• Adjusted EBITDA does not reflect the periodic costs of certain tangible and intangible assets used in generating revenues in our business;

• Adjusted EBITDA does not reflect changes in our cash and investment securities and the results of our investments;

• Adjusted EBITDA excludes taxes, which is an integral cost to most businesses; and

•    Because Adjusted EBITDA does not include stock-based compensation, it does not reflect the cost of granting employees equity awards, a key factor in management’s ability to hire and retain employees.

We compensate for these limitations by providing specific information in the reconciliation to the GAAP amounts excluded from Adjusted EBITDA. A reconciliation of Adjusted EBITDA to net loss is as follows:

	Quarter Ended
	Dec. 31, 2005	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006	Mar. 31, 2007		Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007
	(In thousands)
Net loss	$(1,800)	$(3,473)	$(2,942)	$(1,181)	$(976)	$(303)		$(1,247)	$(1,950)	$(618)
Interest income, net	(168)	(141)	(145)	(144)	(123)	(100)		(112)	(88)	(85)
Foreign currency exchange rate differences	7	3	(26)	17	(44)	15		(4)	—	—
Income taxes	(17)	2	(5)	12	59	—		14	19	15
Depreciation and amortization	149	285	310	315	382	448		444	464	442
Stock-based compensation	733	2,501	1,844	459	495	525		599	574	426
Cost related to August 2007 layoffs	—	—	—	—	—	—		—	254	—
Subscription revenue from lifetime subscriptions	—	—	—	—	—	(425)	(1)	—	—	—
Non recurring penalty payment in connection with registration of shares	—	—	227(2)	—	—	—		—	—	—
Adjusted EBITDA	$(1,096)	$(823)	$(737)	$(522)	$(207)	$160		$(306)	$(727)	$180

(1)	Recognition of previously deferred revenue, following the shut down of the GuruNet service in February 2007.

(2)	Non-recurring penalty payments that were paid to the sellers of Brainboost.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are the consolidated financial statements and exhibits of Answers Corporation and its consolidated subsidiary, which are filed as part of this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Stockholders of Answers Corporation:

We have audited the accompanying consolidated balance sheets of Answers Corporation and Subsidiary (collectively referred to as “the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations, changes in stockholders’ equity and comprehensive loss, and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with generally accepted accounting principles in the United States of America.

As explained in Note 2i to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No.123R, “Share-Based Payment.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Answers Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Somekh Chaikin
Somekh Chaikin
Certified Public Accountants (Israel)
A member of KPMG International

Jerusalem, Israel

March 31, 2008

Answers Corporation and Subsidiary

Consolidated Balance Sheets (in thousands except share and per share data)

	December 31	December 31
	2007	2006
	$	$
Assets

Current assets:
Cash and cash equivalents	6,778	4,976
Investment securities	700	4,102
Accounts receivable, net	1,448	1,304
Prepaid expenses	487	416
Total current assets	9,413	10,798

Long-term deposits (restricted)	196	218

Deposits in respect of employee severance obligations	1,232	856

Property and equipment, net	1,012	998

Other assets:
Intangible assets, net	4,766	6,010
Goodwill	437	437
Prepaid expenses, long-term, and other assets	275	362
Deferred charges (Lexico acquisition and public offering)	1,267	—
Total other assets	6,745	6,809

Total assets	18,598	19,679

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	968	366
Accrued expenses	1,045	805
Accrued compensation	551	623
Deferred revenues, short-term	16	465
Total current liabilities	2,580	2,259

Long-term liabilities:
Liability in respect of employee severance obligations	1,233	828
Deferred tax liability	14	—
Total long-term liabilities	1,247	828

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock: $0.001 par value; 30,000,000 shares authorized; 7,859,890 and 7,809,394 shares issued and outstanding as of December 31, 2007 and 2006, respectively	8	8
Additional paid-in capital	73,893	71,599
Accumulated other comprehensive loss	(28)	(31)
Accumulated deficit	(59,102)	(54,984)
Total stockholders’ equity	14,771	16,592

Total liabilities and stockholders’ equity	18,598	19,679

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Operations (in thousands except share and per share data)

	Year ended December 31
	2007	2006	2005
	$	$	$

Revenues:
Advertising revenue	10,751	6,817	1,771
Answers service licensing	219	187	110
Subscriptions	425	25	172
	11,395	7,029	2,053

Costs and expenses:
Cost of revenue	4,890	3,406	1,158
Research and development	2,978	5,865	2,190
Sales and marketing	3,951	3,253	1,818
General and administrative	4,020	3,385	3,404
Total operating expenses	15,839	15,909	8,570

Operating loss	(4,444)	(8,880)	(6,517)

Interest income, net	385	553	555
Other expense, net	(11)	(176)	(42)

Loss before income taxes	(4,070)	(8,503)	(6,004)

Income tax benefit (expense)	(48)	(68)	13

Net loss	(4,118)	(8,571)	(5,991)

Basic and diluted net loss per common share	(0.52)	(1.12)	(0.88)

Weighted average shares used in computing basic and diluted net loss per common share	7,847,610	7,673,543	6,840,362

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statement of Changes in Stockholders’ Equity and Comprehensive Loss (in thousands except common stock data)

	Common stock		Additional paid-in capital	Deferred compensation	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity	Comprehensive loss
	Shares	Amount ($)	$	$	$	$	$	$

Balance as of January 1, 2005	4,920,551	4,921	47,488	(45)	(28)	(40,422)	6,997

Issuance of common stock in connection with financial marketing advisory services	7,800	8	151	—	—	—	151
Issuance of common stock in connection with acquisition of technology, net of issuance costs of $12,500	109,750	110	1,383	—	—	—	1,383
Issuance of common stock in connection with deferred compensation	329,250	329	4,186	(4,187)	—	—	—
Issuance of common stock in connection with warrant re-load, net of $338,162 issuance costs	1,871,783	1,871	12,220	—	—	—	12,222
Issuance of common stock in connection with exercise of warrants	169,432	169	1,600	—	—	—	1,600
Issuance of common stock in connection with exercise of vested stock options	256,403	257	1,560	—	—	—	1,561
Issuance of warrants and stock options in connection with financial and marketing advisory services	—	—	791	—	—	—	791
Issuance of stock options to employees and directors	—	—	113	(113)	—	—	—
Amortization of deferred compensation	—	—	—	827	—	—	827
Unrealized loss on securities	—	—	—	—	(1)	—	(1)	(1)
Net loss for the year	—	—	—	—	—	(5,991)	(5,991)	(5,991)
Comprehensive loss								(5,992)

Balance as of December 31, 2005	7,664,969	7,665	69,492	(3,518)	(29)	(46,413)	19,540

Reversal of deferred compensation upon adoption of SFAS 123R (see Note 2 i)	—	—	(3,518)	3,518	—	—	—
Issuance of common stock in connection with exercise of vested stock options	144,425	144	326	—	—	—	326
Stock-based compensation to employees and directors	—	—	5,299	—	—	—	5,299
Unrealized loss on securities	—	—	—	—	(2)	—	(2)	(2)
Net loss for year	—	—	—	—	—	(8,571)	(8,571)	(8,571)
Comprehensive loss								(8,573)

Balance as of December 31, 2006	7,809,394	7,809	71, 599	—	(31)	(54,984)	16,592

Issuance of common stock in connection with exercise of vested stock options	50,496	51	171	—	—	—	171
Stock-based compensation to employees and directors	—	—	2,123	—	—	—	2,123
Unrealized gain on securities	—	—	—	—	3	—	3	3
Net loss for year	—	—	—	—	—	(4,118)	(4,118)	(4,118)
Comprehensive loss								(4,115)

Balance as of December 31, 2007	7,859,890	7,860	73,893	—	(28)	(59,102)	14,771

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Cash Flows (in thousands)

	Years ended December 31
	2007	2006	2005
	$	$	$
Cash flows from operating activities:
Net loss	(4,118)	(8,571)	(5,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,797	1,291	245
Deposits in respect of employee severance obligations	(376)	(202)	(147)
Loss on disposal of property and equipment	3	—	37
Increase in liability in respect of employee severance obligations	394	206	91
Deferred income taxes	14	61	(13)
Stock-based compensation to non-employees for services rendered	—	—	942
Stock-based compensation to employees and directors	2,123	1,810	129
Stock-based compensation in connection with the Brainboost transaction	—	3,489	698
Gains from foreign exchange rate forward contracts	(86)
Exchange rate losses (gains)	5	(51)	27
Changes in operating assets and liabilities:
Increase in accounts receivable and prepaid expenses	(185)	(916)	(523)
Decrease (increase) in long-term prepaid expenses	87	(48)	(107)
Increase in accounts payable	601	59	131
Increase (decrease) in accrued expenses and other current liabilities	(457)	451	289
Increase (decrease) in short-term deferred revenues	(449)	398	(110)
Increase (decrease) in long-term deferred revenues	—	(442)	16
Net cash used in operating activities	(647)	(2,465)	(4,286)

Cash flows from investing activities:
Capital expenditures	(570)	(698)	(468)
Capitalization of software development costs	—	(36)	(22)
Acquisition of intangible assets	—	(2,022)	(3,960)
Decrease (increase) in long-term deposits (restricted)	22	(7)	(44)
Deferred charges relating to planned acquisition	(437)	—	—
Purchases of investment securities	(5,467)	(14,236)	(32,489)
Proceeds from sales of investment securities	8,872	21,295	27,175
Net cash provided by (used in) investing activities	2,420	4,296	(9,808)

Cash flows from financing activities:
Deferred charges related to proposed financing	(225)	—	—
Exercise of common stock options and warrants	171	326	15,382
Net cash provided by (used in) financing activities	(54)	326	15,382

Effect of exchange rate changes on cash and cash equivalents	83	(21)	(13)
Net increase in cash and cash equivalents	1,802	2,136	1,275

Cash and cash equivalents at beginning of year	4,976	2,840	1,565

Cash and cash equivalents at end of year	6,778	4,976	2,840

Supplemental disclosures of cash flow information:
Income taxes paid	8	24	7

Non-cash investing activities:
Deferred charges relating to proposed acquisition	125	—	—
Unrealized net (gain) loss from securities	(3)	2	1
Non-cash financing activities:
Deferred charges relating to proposed financing	480	—	—
Issuance of common stock for acquisition of technology	—	—	1,383

The accompanying notes are an integral part of these consolidated financial statements.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business

Answers Corporation (“the Parent”), formerly GuruNet Corporation, was founded as a Texas corporation in December 1998, and reorganized as a Delaware corporation in April 1999. On December 27, 1998, the Parent formed a subsidiary based in Israel (“the Subsidiary”), primarily for the purpose of providing research and development services to the Parent. The Parent and its wholly owned Subsidiary are collectively referred to as “the Company.” The Parent is a public company and trades on the Nasdaq Global Market under the symbol “ANSW”.

As of December 31, 2007, approximately $569,000 of the Company’s net assets were located outside of the United States.

The Company provides answer-based search services to users primarily through its websites, Answers.com and WikiAnswers.com.

In the first quarter of 2008, the Company’s planned acquisition of Lexico Publishing Group LLC, and the related follow-on offering of securities were terminated due to unfavorable market conditions. As a result, the Company will be recording a charge to its statement of operations, amounting to approximately $2.65 million in such quarter. See note 11(g) for further details.

In July 2007, a search engine algorithm adjustment by Google led to a drop in Google directed traffic to Answers.com. As a result, overall traffic and revenue on Answers.com dropped by approximately 28% from levels immediately prior to the change. See note 16 for further details.

Note 2 - Summary of Significant Accounting Policies

(a)           Basis of Presentation

The accompanying consolidated financial statements include the accounts of Answers Corporation and its Subsidiary and are presented in accordance with accounting principles generally accepted in the United States. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements for the years ended December 31, 2006 and 2005, differ slightly from those originally reported by the Company in reports and SEC filings, as they have been modified to correct an immaterial error in the income tax expense in the Consolidated Statements of Operations and deferred taxes on the Consolidated Balance Sheets involving an over-accrual of deferred income taxes relating to the Subsidiary’s accumulated earnings, as a result of applying the distributed tax rate as opposed to the undistributed tax rate.

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

Transactions in foreign currency (primarily in New Israeli Shekels – “NIS”) are recorded at the exchange rate as of the transaction date. Monetary assets and liabilities denominated in foreign currency are translated on the basis of the representative rate of exchange at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currency are stated at historical exchange rates. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as they arise.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Investment securities are classified as available-for-sale, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and are reported at fair value, with unrealized gains and losses, net of tax, recorded in other comprehensive income (loss). Realized gains or losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are reported in other income, net.

(e)           Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. If necessary, the Company records an allowance for doubtful accounts to reflect the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. As of the balance sheet dates such allowance was not significant.

(f)            Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows:

%
Computer equipment	33
Furniture and fixtures	7 - 20

Leasehold improvements are amortized over the shorter of the estimated useful life or the expected life of the lease.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(g)           Revenue Recognition

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

To date, the majority of the Company’s advertising revenue has been obtained through the efforts of third parties and has not been the result of direct contracts with advertisers. The third party is obligated to pay the Company a portion of the revenue it receives from advertisers, as compensation for the Company’s sale of promotional space on its Internet properties. Amounts received from such third parties are reflected as revenue in the period in which such advertising services are provided.

The Company also earns revenues from partners that pay the Company for providing them with answer-based services that they then use in their own products, via co-branded web pages.

In 2003, the Company sold lifetime subscriptions to its GuruNet product, which had no defined termination date. Cash received from such lifetime subscriptions was recorded as deferred revenues and amounted to $425,000. In February 2007, in accordance with the Company’s rights under the agreements it previously entered into with such lifetime subscribers, the Company terminated its GuruNet service and thereby extinguished its service obligation to such subscribers. Thus, the Company recognized the $425,000 previously deferred, as revenue in the first quarter of 2007.

During the year ended December 31, 2007, the Answers.com and WikiAnswers.com Web properties accounted for $9,449,000 and $1,302,000 of our advertising revenue, respectively. During the year ended December 31, 2006, the Answers.com and WikiAnswers.com Web properties accounted for $6,755,000 and $62,000 of our advertising revenue, respectively. The Company acquired WikiAnswers on November 2, 2006.

(h)           Research and Development

The Company capitalizes certain internal use software and website development costs in accordance with SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use”, and Emerging Issues Task Force (EITF) 00-2, “Accounting for Web Site Development Costs”. The capitalized costs are amortized over their estimated useful lives, which vary between one and two years.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Additionally, prior to January 1, 2006, the Company adopted the disclosure requirements of SFAS No. 123, “Accounting for Stock-based Compensation” (SFAS 123) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), for awards to its directors and employees. The fair value of options granted to employees and directors prior to May 12, 2004, the date of the Company’s first filing with the U.S. Securities and Exchange Commission (SEC), in connection with its Initial Public Offering (IPO), was estimated on the date of grant using the minimum-value method. The fair value of options granted to employees and directors subsequent to May 12, 2004, was measured according to the Black-Scholes option-pricing model.

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

As of January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (SFAS 123R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards based upon the fair value on date of grant and recognition of such compensation cost over the service period for awards expected to vest. Under this method, the Company recognizes compensation cost for awards granted on or after January 1, 2006, based on the Black-Scholes option-pricing model. Furthermore, with the exception of stock options granted to employees prior to May 12, 2004, the date of the Company’s first filing with the SEC, in connection with its IPO, the Company recognizes compensation cost for unvested share-based awards as of January 1, 2006 based on the grant date fair value of those awards, as previously calculated and reported for pro-forma disclosure purposes, adjusted for estimated forfeitures. The Company recognizes compensation cost for unvested share-based awards as of January 1, 2006 that were granted prior to May 12, 2004, based on the intrinsic value of such grants on their grant date as calculated under APB 25. The value of stock options, as noted, is recognized as compensation expense on a straight-line basis, over the requisite service period of the entire award, net of estimated forfeitures. Based on its decision to use the modified prospective method in adopting SFAS 123R, the Company did not adjust the corresponding 2005 amounts included in these financial statements.

Additionally, upon the adoption of SFAS 123R effective January 1, 2006, the balance of deferred compensation as of December 31, 2005, amounting to $3,517,844, was reversed against additional paid-in capital, and is subsequently recorded in future periods based on the vesting terms of the stock-based awards for which this deferred compensation has been recorded in the past.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation Assumptions for Stock Options

The fair value for each stock option granted to employees and directors during the years ended December 31, 2007, 2006 and 2005, was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions:

	Year ended December 31
	2007	2006	2005

Weighted average risk-free interest rate	4.57%	4.65%	3.96%
Expected life (in years)	4.08	4.05	3.98
Weighted average expected volatility	49.52%	41.16%	50.11%

The fair value for each stock option granted to non-employees during the year ended December 31, 2005, was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following assumptions (no such options were granted during the years ended December 31, 2007 and 2006):

	Year ended December 31
	2007	2006	2005

Weighted average risk-free interest rate	N/A	N/A	4.01%
Contractual term (in years)	N/A	N/A	9.87
Weighted average expected volatility	N/A	N/A	72.36%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The expected life represents the weighted average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during 2007 and 2006, is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin No. 107 (SAB 107), giving consideration to the contractual term of the options and their vesting schedules. The expected life of the options granted to non-employees equals their contractual term.

Through December 31, 2006, due to the lack of adequate history of its own stock volatility, the Company estimated its own expected stock volatility based on the historical stock volatility of three other comparable publicly held companies. Beginning 2007, the Company’s assumptions about its stock price volatility are based on a rate that is derived by taking into consideration the volatility rates of the aforesaid comparable publicly held companies as well as its own historical volatility rates. In future periods, and as the Company accumulates its own volatility history over longer periods of time, the Company will increase the weighting of its own volatility history in calculating expected volatility.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table illustrates the effect on net loss and net loss per share, as if the Company had applied the fair value methods of SFAS No. 123 for accounting purposes:

Year ended December 31, 2005
$ (in thousands, except for per share data)
Net loss, as reported	(5,991)
Add:
Stock-based compensation expense to employees and directors included in reported net loss, net of related tax effects	827
Deduct:
Stock-based compensation expense to employees and directors determined under fair value based method for all awards, net of related tax effects	(1,553)

Pro-forma net loss	(6,717)

Net loss per common share, basic and diluted:
As reported	(0.88)
Pro-forma	(0.99)

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company adopted the provisions of FIN 48 as of January 1, 2007. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

(k)           Impairment of Property and Equipment, Goodwill and Intangible Assets

The Company evaluates its long-lived tangible and intangible assets for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, and SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(l)            Net Loss per Share Data

Basic and diluted net loss per common share is presented in conformity with the SFAS No. 128, “Earnings per Share”. Diluted net loss per share is the same as basic net loss per share as the inclusion of 3.22 million, 3.1 million and 2.92 million common stock equivalents in 2007, 2006 and 2005, respectively, would be anti-dilutive.

(m)          Comprehensive Loss

Comprehensive loss as defined, includes all changes in equity during a period from non-owner sources. Accumulated other comprehensive loss, consists of net unrealized gains and losses on available-for-sale securities, net of tax, and the cumulative foreign currency translation adjustment.

(n)           Derivatives and hedging

The Company accounts for derivatives and hedging based on Statement of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivatives meet the definition of a hedge and are so designated, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings.

During 2007, the Subsidiary entered into forward and option contracts to hedge certain foreign currency denominated expenses. These derivatives were not designated as hedging instruments under the rules of SFAS 133 and therefore the net gains (losses) are recognized in earnings. During 2007, such gains amounted to $86,000, and are included in operating expenses as follows:

$ (in thousands)

Cost of revenue	9
Research and development	31
Sales and marketing	24
General and administrative	22

86

(o)           Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, in February 2008, the FASB approved FSP FAS 157-b which grants a one-year deferral of SFAS 157’s fair-value measurement requirements for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Effective for 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(o)           Recently Issued Accounting Standards (cont’d)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115” (SFAS 159), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective beginning January 1, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS 159 on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141R) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS 160), which broadly affect the accounting for business combinations. Both statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. SFAS 141R will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The adoption of SFAS 141R and SFAS 160 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 - Cash and Cash Equivalents

Cash and cash equivalents consist of the following (in thousands):

	2007	2006
	$	$
In US dollars
Cash	1,915	637
Cash equivalents	4,575	4,339
In New Israeli Shekels (Cash only)	288	—

	6,778	4,976

Note 4 – Investment Securities

As of December 31, 2007, the Company’s investment securities consisted of corporate bonds, certificates of deposit and auction rate securities. As of December 31, 2006, the Company’s investment securities consisted mostly of investments in auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods of 28 days, classified as available-for-sale securities and stated at fair value. Unrealized gains and losses are not material, and have, therefore, not been shown separately. However, they have been included as a separate component in the statement of changes in stockholders’ equity.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5 - Long-term Deposits (Restricted)

Long-term deposits are comprised of a restricted deposit with a bank to secure a bank guarantee and other long-term deposits with vendors and credit card companies. The aforesaid deposit with a bank bears interest at the London Inter-Bank Bid Rate (LIBID) less 0.37% (4.62% as of December 31, 2007) and automatically renews on a monthly basis.

Note 6 - Property and Equipment, Net

Property and equipment as of December 31, 2007 and 2006 consisted of the following (in thousands):

	2007	2006
	$	$
Computer equipment	2,266	2,104
Furniture and fixtures	186	159
Leasehold improvements	175	160

	2,627	2,423

Less: accumulated depreciation and amortization	(1,615)	(1,425)

	1,012	998

As of December 31, 2007 and 2006, approximately $510,000 and $480,000 of the aggregate value of the Company’s net book value of property and equipment, respectively, were located in Israel.

During the years 2007, 2006 and 2005, the Company recorded $553,000, $296,000 and $140,000 of depreciation and amortization expense on property and equipment, respectively.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7 – Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007			December 31, 2006
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
	$	$	$	$	$	$
Brainboost Answer Engine Technology	5,355	(1,860)	3,495	5,355	(966)	4,389

WikiAnswers (formerly FAQ-Farm)
Technology	30	(7)	23	30	(1)	29
Q&A Database	207	(134)	73	207	(21)	186
Domain Names	1,068	(125)	943	1,068	(18)	1,050
Covenant Not to Compete	280	(109)	171	280	(15)	265

Domain name	80	(28)	52	80	(20)	60

Capitalized software development costs (see Note 2)	98	(89)	9	98	(67)	31

	7,118	(2,352)	4,766	7,118	(1,108)	6,010

During the years 2007, 2006 and 2005, the Company recorded $1,244,000, $995,000 and $105,000 of amortization expenses, respectively. Amortization of Intangible Assets, Net, in each of the succeeding five years is estimated as follows:

Year ending December 31	$ (in thousands)

2008	1,171
2009	1,108
2010	1,013
2011	938
2012	115

4,345

The Company evaluates its long-lived intangible assets for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, with the annual impairment testing date set at September 30, and in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2007, no impairment of long-lived assets has occurred.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(a)           Brainboost Answer Engine – Technology

On December 1, 2005, (the “Acquisition Closing Date”) the Company entered into a purchase agreement (the “Purchase Agreement”) to acquire all of the limited liability interests of Brainboost Technology, LLC, (“Brainboost”), a Delaware limited liability company, from the Brainboost Partnership (the “Seller”). The Company, as a result of the acquisition, took title to, and possession of, all assets owned by Brainboost, primarily, all intellectual property rights associated with a functionality known as the Brainboost Answer Engine, an artificial intelligence technology targeting natural language search on the World-Wide-Web. The Company has integrated a beta version of the Brainboost Answer Engine into its website to enable natural language search through Answers.com. The Company plans to evaluate further developing this technology in the future.

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

Furthermore, on the Acquisition Closing Date, the Company entered into an employment agreement with one of the principals of the Seller (the “Principal”), with an effective date of December 5, 2005 (the “Employment Agreement”). Pursuant to the Employment Agreement, the Principal joined the Company as Director of Natural Language Research and took charge of the integration and further development of the acquired technology within the Company’s systems and proprietary products. In December 2006, the Principal’s employment by the Company was terminated.

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

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The transaction was accounted for as an asset acquisition. The allocation of the purchase price to the assets acquired was as follows:

$ (in thousands)

Acquired Technology – Brainboost Answer Engine	5,355
In-Process Research & Development	97

Total Assets Acquired	5,452

Value of escrowed shares charged to compensation expense over the six months ending May 31, 2006	4,187

Total Purchase Price	9,639

The In-Process Research and Development relates to projects that were substantive, yet incomplete as of the Acquisition Closing Date. Accordingly, it was not recorded as a separate asset on the balance sheet but as additional research and development expense as of the Acquisition Closing Date.

The value of escrowed shares relates to the Stock Consideration associated with the March and June escrow release dates, and has been recorded as equity and charged to expenses on a straight-line basis over the six months ended May 31, 2006.

The Acquired Technology is included on the accompanying balance sheets in intangible assets, net, and is being amortized on a straight-line basis over an estimated useful life of six years. During each of 2007 and 2006, $893,000 of the Acquired Technology has been amortized and recorded as cost of revenue.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b)           WikiAnswers (formerly FAQ-Farm)

On November 2, 2006 (the “Closing Date”), the Company acquired certain assets of Interesting.com, Inc. including the domain name known as www.faqfarm.com, a dynamic questions and answers website (the “Acquired Website”) collaboratively written and edited by its visitors. Subsequent to the acquisition, the Company rebranded the Acquired Website as WikiAnswers.com. Additionally, in connection with the acquisition of the Acquired Website, the Company also purchased certain other assets, including numerous other domain names, certain trade names, trademarks and other related intellectual property rights, certain databases of questions and answers accumulated at the closing date by the Acquired Website, software utilized for the operation of the Acquired Website and goodwill. These assets (collectively referred to as “WikiAnswers”) were acquired in exchange for $2,000,000 in cash (the “Acquisition Costs”). In addition there were $22,000 of certain direct costs of acquisition, which have been added to the Acquisition Cost.

Following this acquisition, through September 2007, the sole shareholder of Interesting.com Inc. (the “Selling Shareholder”) was employed by the Company. Furthermore, the Selling Shareholder provided the Company with a Non-Competition Covenant, pursuant to which, he undertakes not to compete, directly or indirectly, with the Company . Specifically, the Selling Shareholder agreed not to compete with the Company’s business in the areas of (i) collaborative questions and answers websites, (ii) “wiki” community websites, and/or (iii) any websites targeting the collection and editing of information through user-generated content for a period of (A) 3 years for the area described in the foregoing (i) and (B) 1 year for the areas described in the foregoing (ii) - (iii). The Selling Shareholder further agreed not to interfere with the Company’s business and to refrain from approaching, contacting, or soliciting the Company’s users in connection with any purpose related to the above-mentioned non-compete areas.

The transaction was accounted for as a business combination under the guidance of SFAS. No. 141, “Business Combinations”. The purchase price has been allocated as follows:

$ (in thousands)

Technology	30
Database of questions and answers	207
Domain Names	1,068
Covenant Not to Compete (CNC)	280

Total Assets Acquired	1,585

Goodwill	437

Total Acquisition Cost	2,022

All assets related to WikiAnswers, except for the Goodwill, are being amortized over their estimated useful lives as follows: Technology – 5 years; Database of questions and answers – 3 years (accelerated); Domain Names – 10 years; CNC – 3 years. Technology and Database of questions and answers are being amortized to cost of revenue, Domain Names and CNC to general and administrative. In 2007, the Company recorded $120,000 and $200,000 of such amortization to cost of revenue and general and administrative expenses, respectively (2006 - $22 thousand and $33 thousand, respectively). The Goodwill, although not amortized for accounting purposes, is deductible for tax purposes over a fifteen year period.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8 – Deposits and Liability in Respect of Employee Severance Obligations

Under Israeli law, employers are required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, based on the latest monthly salary multiplied by the number of years of employment as of the date of dismissal. As of December 31, 2007, this liability is covered by payments of premiums to insurance companies under approved plans and by a provision in these financial statements.

Note 9 – Stockholders’ Equity

Common Stock

During 2007, the Company issued a total of 50,496 shares of common stock due to the exercise of 50,496 of the Company’s outstanding stock options, for total consideration of approximately $171,000.

During 2006, the Company issued a total of 144,425 shares of common stock due to the exercise of 144,425 of the Parent’s outstanding stock options, for a total consideration of approximately $326,000.

On March 13, 2005, the Company issued 7,800 shares of common stock to a financial marketing advisory firm, pursuant to a one-year agreement that began on December 13, 2004. The fair value of the shares, of $151,086, has been amortized to general and administrative expenses over the service period.

On December 1, 2005, the Company issued 439,000 shares of common stock (“the Brainboost Shares”) pursuant to the Brainboost Purchase Agreement (see Note 7). The Brainboost Shares were subject to a lock-up agreement, as well as an escrow agreement, pursuant to which they were released at various dates over a period of 12 months from the Acquisition Closing Date. On March 21, 2006, and as part of the Brainboost Purchase Agreement, the Company filed an amended Registration Statement, to register the Brainboost Shares (the “Registration Statement”) with the SEC. The Registration Statement was declared effective by the SEC on June 9, 2006.

Additionally, during 2005, the Company issued a total of 2,297,618 shares of common stock due to the exercise of the Company’s outstanding stock warrants and options, for total consideration of approximately $15.4 million.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Warrants

As of December 31, 2007, there were 1,157,763 outstanding stock warrants with a weighted average exercise price of $16.21. All warrants are exercisable immediately. No warrants were exercised during 2007.

During the first quarter of 2005, 69,432 of the Bridge Warrants were exercised. As a result, the Company issued an aggregate of 69,432 shares of its Common Stock, $0.001 par value (the “Common Stock”), for total consideration of approximately $500,000.

Additionally, on February 4, 2005 the Company entered into an agreement (the “Warrants Agreement”), with certain holders of Bridge Warrants, pursuant to which such holders exercised an aggregate of 1,871,783 Bridge Warrants at the stated exercise price thereof. As a result, the Company issued an aggregate of 1,871,783 shares of its common stock, for aggregate gross consideration of $12,559,699. Under the terms of the Warrants Agreement, in order to provide incentive to the warrant holders to exercise their Bridge Warrants, for every share of common stock purchased by the holders through the exercise of Bridge Warrants, the Company issued to the warrant holders new warrants, dated February 4, 2005, to purchase such number of shares of common stock equal to 55% of the number of shares of common stock underlying their respective Bridge Warrants (the “New Warrants”). As a result, the Company issued 1,029,488 of New Warrants at an exercise price of $17.27 per share. The New Warrants are immediately exercisable and expire on February 4, 2010. On April 6, 2005, and as a part of the Warrants Agreement, the Company filed a Registration Statement, to register for resale the shares of common stock underlying the new warrants (the “Registration Statement”) with the SEC. The Registration Statement became effective on April 21, 2005. In the Registration Statement, the Company also registered 111,016 shares, warrants and stock options that had previously not been registered.

On January 20, 2005, the Company entered into an agreement with an investment banking firm, which was also one of the underwriters of the Company’s IPO, to provide general financial advisory and investment banking services for $5,000 per month, and for a minimum service period of six months. Further, upon signing of the contract, the investment banking firm received fully vested warrants to acquire 100,000 shares of Common Stock at an exercise price of $11.00. The fair value of the warrants, of $577,440, has been amortized to general and administrative expenses over the life of the minimum service period, and has been measured according to the Black-Scholes option-pricing model with the following assumptions: no dividend yield; risk-free interest rates of 3.68%; volatility of 65.69% and an expected life of five years. On August 30, 2005, all of the warrants were exercised. As a result, the Company issued an aggregate of 100,000 shares of its Common Stock, $0.001 par value, for total consideration of $1,100,000.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Compensation Plans

The Company provides for direct grants or sales of common stock, and common stock options to employees and non-employees through the following: the 1999 Stock Option Plan (the 1999 Plan), the 2000 Stock Option Plan (the 2000 Plan) and the 2003 Stock Option Plan (the 2003 Plan) (thereafter collectively “Prior Option Plans”), the 2004 Stock Option Plan (the 2004 Plan) and the 2005 Incentive Compensation Plan (the 2005 Plan). In addition, prior to 2005, the Company had granted stock options outside of its stock options plans, to certain individuals and entities. As of December 31, 2007, 35,651 options were issued and outstanding outside of the Company’s stock option plans.

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

Stock Options

During, 2007, the Company granted a total of 384,650 stock options under its 2005 Plan.

The following table summarizes the Company’s stock option activity during 2007:

	Number of stock options	Weighted average exercise price

Balance as of December 31, 2006	1,940,495	$10.65

Granted	384,650	11.79
Exercised	(50,496)	3.38
Forfeited	(207,406)	14.94

Outstanding as of December 31, 2007	2,067,243	$10.61

The weighted average fair value of options granted during 2007, 2006 and 2005, was $5.20, $4.80 and $7.31 per option, respectively. The aggregate intrinsic value of options exercised during 2007, 2006 and 2005, was approximately $390,000, $1,400,000 and $1,865,000, respectively, at the date of exercise.

As of December 31, 2007, 120,065 and 104,471 options were available for grant under the 2005 Plan and the 2004 Plan, respectively. All Prior Option Plans are closed for future grants.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2007:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.69 – 5.00	179,243	4.79	$3.62	170,871	4.71	$3.55
5.06 – 9.71	657,633	5.85	$6.42	485,151	6.03	$5.85
10.54 – 14.49	976,147	4.41	$12.77	356,522	3.94	$13.20
15.35 – 20.35	254,220	3.91	$18.07	205,512	7.31	$18.57

December 31, 2007	2,067,243	4.84	$10.61	1,218,056	5.45	$9.82

The aggregate intrinsic value of stock options outstanding as of December 31, 2007, was approximately $1,305,000, of which approximately $1,206,000 relates to vested awards. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date.

The total fair value of stock options that vested during 2007, amounts to $2,123,000 and was recorded as stock-based compensation expense (2006 - $1,810,000; 2005 - $343,000).

As of December 31, 2007, there was $3,918,000 of unrecognized compensation cost, net of estimated forfeitures of $11,000, related to nonvested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows (in thousands):

Year ending December 31	$

2008	1,787
2009	1,387
2010	598
2011	146

3,918

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10 - Income Taxes

The components of income (loss) before income taxes are (in thousands):

	Years ended December 31
	2007	2006	2005
	$	$	$
U.S.	(4,971)	(9,026)	(6,358)
Non-U.S.	901	523	354

	(4,070)	(8,503)	(6,004)

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in thousands):

	Current	Deferred	Total
	$	$	$
Year ended December 31, 2007:
U.S.	—	14	14
Non-U.S.	34	—	34

	34	14	48
Year ended December 31, 2006:
U.S.	—	—	—
Non-U.S.	68	—	68

	68	—	68
Year ended December 31, 2005:
U.S.	—	—	—
Non-U.S.	(13)	—	(13)

	(13)	—	(13)

The income tax expense (benefit) for the years ended December 31, 2007, 2006, and 2005, differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following (in thousands):

	Years ended December 31
	2007	2006	2005
	$	$	$
Computed “expected” tax benefit	(1,384)	(2,891)	(2,041)
Effect of State and Local taxes	(142)	(810)	(664)
Income tax rate adjustment for State & Local taxes	152	256	915
Foreign tax rate differential	(45)	(19)	—
Tax benefit of “Approved Enterprise” tax holiday	(228)	(126)	(134)
Change in valuation allowance	1,233	1,898	1,246
Tax exempt interest income	—	—	(78)
Non-deductible expenses	640	631	208
Adjustment to prior year’s NOL’s and other items	(178)	1,129	535

Actual income tax expense (benefit)	48	68	(13)

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below (in thousands):

	Years ended December 31
	2007	2006
	$	$
Deferred tax assets:
Miscellaneous accrued expenses	205	410
Intangible assets	197	1,003
Capitalized start-up costs	—	196
Deferred stock compensation	217	131
Foreign capital loss carryforwards	215	201
Net operating loss carryforwards	21,557	19,191

Total gross deferred tax assets	22,391	21,132

Less: Valuation allowance	(22,363)	(21,117)

Net deferred tax asset	28	15

Deferred tax liabilities:
Property and equipment	(28)	(15)
Goodwill	(14)	—

Total gross deferred tax liabilities	(42)	(15)

Net deferred tax liability	(14)	—

Because of the Company’s lack of earnings history, as of December 31, 2007 and 2006, the U.S. deferred tax assets have been primarily offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2007, 2006, and 2005 was an increase of $1,246 thousand, $1,882 thousand, and $1,239 thousand, respectively.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $54 million at December 31, 2007. The federal NOLs will expire if not utilized on various dates from 2019 through 2027. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income when a corporation has undergone significant changes in its stock ownership. The Company estimates two significant changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986 that would trigger the limitations. The first took place in September 1999 in connection with the Preferred Stock Class C issuance and the second took place in October 2004 with respect to the Initial Public Offering. Based on current estimates and assumptions, an annual limitation is imposed on the ability of the Company to use $32 million of these NOL carryforwards. The Company’s best estimate at this time is that the annual limitation on the use of $32 million of the Company’s NOLs is approximately $1.8 million per year. Any unused portion of the $1.8 million annual limitation applicable to the Company’s restricted NOLs is available for use in future years until such NOLs are scheduled to expire. The Company’s other $22 million of NOLs are not currently subject to such limitations. The Israel Subsidiary has capital loss carryforwards of approximately $740,000, which can be applied to future capital gains for an unlimited period of time under current tax rules.

During the year 2000, the Israel Subsidiary was granted “Approved Enterprise” status under the Israeli Law for the Encouragement of Capital Investments - 1959 under the “alternative benefits” path. As an “Approved Enterprise,” the Subsidiary is entitled to receive future tax benefits, which are limited to a period of ten years from the first year that taxable income is generated from the approved assets. In addition, the benefits must be utilized within the earlier of 12 years from the commencement of operations as defined in the Israeli law or 14 years from the year in which the approval is granted. The Subsidiary began claiming these tax benefits in the 2000 tax year.  The effect of the tax holiday on the basic and diluted loss per share is $0.03, $0.01, and $0.02, respectively, for the years ended December 31, 2007, 2006, 2005.

As of December 31, 2007, the Company has not provided for deferred income taxes on the undistributed earnings of approximately $2.3 million of its Israel Subsidiary since these earnings are intended to be reinvested indefinitely. A deferred tax liability will be recognized when the Company no longer demonstrates that it plans to indefinitely reinvest the undistributed earnings. It is impracticable to determine the amount of additional taxes payable when these earnings are remitted.

Under its “Approved Enterprise” status, income arising from the Subsidiary’s approved activities is subject to zero tax under the “alternative benefits” path for a period of ten years. In the event of distributions by the Subsidiary to the Parent, the Subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received. Should the Subsidiary derive income from sources other than the “Approved Enterprise” during the relevant period of benefits, such income would be taxable in Israel at the tax rate in effect at that time (29% being the rate in effect during 2007).

During 2003, the Subsidiary filed a completion report on its investment program. Final approval of the program was received from the Investment Center in March 2004. Final tax assessments from the Israeli income tax authorities have been received for the years through 2003. In addition, in February 2004, the Subsidiary applied for a second (expansion) investment program based on terms similar to the first program. Formal approval of the application in respect of the second program was received from the Investment Center in July 2004. In December 2006, the Subsidiary filed a final status report on its second investment program which must be approved by both, the Investment Center and the Israeli income tax authorities.

Under its “Approved Enterprise” status, the Subsidiary must maintain certain conditions and submit periodic reports. Failure to comply with the conditions of the “Approved Enterprise” status could cause the Subsidiary to lose previously accumulated tax benefits. As of balance sheet date the Company believes that it is in compliance with the stipulated conditions.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company adopted FIN 48 on January 1, 2007, and there was no material effect on the consolidated financial statements. As a result, the Company did not record any cumulative effect adjustments related to adopting FIN 48.

Since the date of adoption, the Company’s unrecognized tax benefits, including associated estimated interest and penalties which were not material, increased by $83 thousand to a total of $263 thousand. Of the total unrecognized tax benefits at December 31, 2007, approximately $114 thousand, if recognized, would impact the effective tax rate in 2007. The Company does not expect that the amount of unrecognized tax benefits will change significantly within the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

$

Balance at January 1, 2007	180

Additions based upon tax positions related to the current year	64
Additions for tax positions of prior years	19

Balance at December 31, 2007	263

The Parent or the Subsidiary files income tax returns in the U.S. federal jurisdiction, and various state & local, and foreign jurisdictions. With few exceptions, the Parent and the Subsidiary are no longer subject to U.S. federal, foreign, state and local income tax examinations by tax authorities for years prior to 2004. In 2008, the New York State Department of Taxation and Finance completed its examination of the Parent’s New York State income tax returns for 2003 through 2005 resulting in an immaterial adjustment.  The Subsidiary is currently undergoing an audit by the Israeli income tax authorities for the 2004 and 2005 tax years.  At present, they have not proposed any adjustments, and the Company does not believe it has exposure beyond that which is already accrued in these financial statements.

Note 11 - Commitments and Contingencies

(a)           Future minimum lease payments under non-cancelable operating leases for office space and cars, as of December 31, 2007 are as follows (in thousands):

Year ending December 31	$

2008	441
2009	394
2010	232

1,067

Rental expense for operating leases for the years ended December 31, 2007, 2006 and 2005 was approximately $501,000, $408,000 and $386,000, respectively.

(b)                           A bank guarantee given to the Subsidiary’s landlord, is secured by a restricted long-term deposit of $100,000 (see Note 5) and collateralized by some of the Subsidiary’s bank deposits (as of December 31, 2007, such deposits amounted to $287,000).

(c)                           In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and investor relations arrangements. As of December 31, 2007, the total future commitments under these arrangements amount to approximately $1,030,000.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(d)           In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of its breach of agreements, services to be provided by it, or from intellectual property infringement claims made by third parties. Additionally, the Company, through its operating agreement, has indemnified its members, officers, employees, and agents serving at the request of the Company to the fullest extent permitted by applicable law. It is not possible to determine the maximum potential amount of liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. To date, the Company has not incurred costs as a result of obligations under these agreements and has not accrued any liabilities related to such indemnification obligations in its accompanying financial statements.

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

(g)           On July 13, 2007, the Company entered into a Purchase Agreement to acquire all of the outstanding limited liability interests of Lexico Publishing Group, LLC for an aggregate purchase price of $100 million in cash, subject to adjustments for closing net working capital. Consummation of the acquisition of Lexico was subject to the Company’s ability to secure financing for the acquisition.

On July 17, 2007, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission which was declared effective on August 6, 2007. The registration statement covers up to an aggregate of $140,000,000 of common stock, preferred stock, warrants, debt securities, units or any combination thereof. The Company filed various prospectus supplements for a proposed public offering, the latest of which was filed on February 8, 2008. On February 13, 2008 the Company canceled its proposed public offering due to unfavorable market conditions.

Subsequent to balance sheet date, on March 1, 2008, the members of Lexico terminated the purchase agreement, due to the Company’s inability to finance the acquisition. As a result of the termination of the purchase agreement, the Company reimbursed $500,000 of the sellers’ out-of-pocket transaction-related legal and accounting expenses, as provided for in the Purchase Agreement.

Additionally, in connection with the Lexico transaction, on January15, 2008, the Company entered into a Securities Purchase Agreement with an institutional investor, or the senior notes investor, for the optional purchase and sale of $8.5 million aggregate principal amount of its senior secured convertible notes due 2010, or the senior secured convertible notes. The Company’s intent was to close the senior secured convertible notes financing in conjunction with its follow-on offering, if it needed such funds to close the Lexico acquisition. Since the Company’s purchase agreement with Lexico was terminated, the Securities Purchase Agreement has also terminated and the Company has paid the senior secured convertible notes investor a termination fee of $425 thousand, as provided for in the Securities Purchase Agreement.

In addition to the payments to Lexico and the senior notes investor, aggregating $925,000, the Company incurred approximately $1,270,000 and $455,000 of costs, including legal, accounting, banking, consulting and travel costs, in 2007 and in the first quarter of 2008, respectively, in connection with the proposed acquisition of Lexico and follow-on offering. The payment to Lexico, the payment to the senior notes investor and the additional costs incurred, which, in aggregate, amount to $2,650,000, will be reflected as a charge on the Company’s statement of operations in the first quarter of 2008.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINACIAL STATEMENTS (Continued)

Note 12 - Fair Value of Financial Instruments

The Company’s financial instruments at December 31, 2007 and 2006 consisted of cash and cash equivalents, investment securities, accounts receivable, prepaid expenses, deposits in respect of employee severance obligations, security deposits, accounts payable, accrued expenses, accrued compensation and related liabilities, liability in respect of employee severance obligations and deferred revenues. The carrying amounts of all the aforementioned financial instruments, approximate fair value, as they reflect the amounts at which the financial instruments will be settled.

Note 13 – Interest Income, Net

Interest income, net, in 2007, 2006 and 2005 is comprised almost entirely of interest income earned from cash and cash equivalents and investment securities.

Note 14 – Other Expense, Net

Other expenses consist primarily of foreign currency exchange gains and losses. In 2006, other expenses included a payment of $227 thousand to the sellers of Brainboost as a result of our delay registering with the SEC shares the Company issued as consideration in the transaction.

Note 15 – Major Customer

During the years 2007, 2006 and 2005, the vast majority of the Company’s advertising revenue was generated through the efforts of third party suppliers. Additionally, during 2007, the Company earned approximately 68% and 9% through two of its third-party suppliers, respectively.

Note 16 – Risks and Uncertainties

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

Note 17 – Subsequent Events

On March 1, 2008, the Purchase Agreement with Lexico Publishing Group, LLC, was terminated due to the Company’s inability to finance the acquisition (see note 11(g) for further details).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, as of December 31, 2007. Based on their evaluation, our principal executive and principal financial officers have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective due to the material weaknesses in our internal controls over financial reporting described below in Management’s Report on Internal Control over Financial Reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by our principal executive and principal financial officers, under the supervision of our board, and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management’s Report on Internal Control over Financial Reporting

Management of Answers Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is not effective based on those criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

At December 31, 2007, we did not maintain effective controls over (i) access to, and changes in, the Company’s information technology financial applications and underlying financial data; and (ii) the authority of the officers of the Company to obligate the Company. Accordingly, we determined that these control deficiencies constitute material weaknesses at December 31, 2007.

Because of the material weaknesses described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2007 based on the criteria established in Internal Control—Integrated Framework issued by the COSO.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Somekh Chaikin, a member of KPMG International, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Material Weaknesses

Subsequent to December 31, 2007, we have fully remediated the control deficiency with respect to access to, and changes in, the Company’s information technology financial applications and underlying financial data, and are in the process of remediating the control deficiency with respect to the authority of the officers of the Company to obligate the Company, as described below:

1.                                      Access to, and changes in, the Company’s information technology financial applications and underlying financial data.

At the time the Company implemented its new enterprise resource management system, in 2007, our management had designated the Company’s controller as the system administrator which constituted ineffective control over access to, and changes in, the Company’s information technology financial applications and underlying financial data, as of December 31, 2007.  Since identifying this material weakness, our management has removed the Company’s controller as the information technology administrator for this system.  We do not believe this material weakness had any impact on the financial statements or related disclosures for the year ended December 31, 2007.  Our management now believes this material weakness has been remediated.

2.                                      The authority of the officers of the Company to obligate the Company.

Subsequent to December 31, 2007, the Board of Directors of the Company has adopted an approval policy, thus limiting the authority of certain officers of the Company to obligate the Company. Based on the new approval policy adopted by the Board in March 2008, no officer of the Company has the authority to make payments, create obligations and take on commitments on behalf of the Company above a certain threshold amount without seeking prior Board approval. Our management intends to further implement such approval policy by notifying the Company’s banking institutions and causing the Company’s wholly-owned subsidiary, GuruNet Israel Ltd., to establish the same approval policy, mutatis mutandis. Our management does not believe this material weakness had any impact on the financial statements or related disclosures for the year ended December 31, 2007.  We expect this material weakness to be fully remediated during the first half of 2008.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as detailed below:

•                  The Company implemented an enterprise resource planning system encompassing accounts receivable and payable, general ledger and purchasing.  This system was implemented in an effort to enhance our controls over user access rights to transaction and financial reporting, including logging user activity.   Furthermore, the system strengthened the Company’s controls related to purchase order authorization and tracking.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Answers Corporation:

We have audited Answers Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Answers Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

1.	The Company did not maintain effective controls over access to, and changes in, its information technology financial applications and underlying financial data.

2.	The Company did not maintain effective control over its officers’ authority to obligate the Company.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Answers Corporation. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 31, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Answers Corporation has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions taken after December 31, 2007, relative to the aforementioned material weaknesses in internal control over financial reporting.

/s/ Somekh Chaikin
Somekh Chaikin

Certified Public Accountants (Israel)

A member of KPMG International

Jerusalem, Israel
March 31, 2008

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors as of December 31, 2007:

Name	Age	Position
Executive Officers
Robert S. Rosenschein	54	Chief Executive Officer, President and Chairman of the Board
Steven Steinberg	47	Chief Financial Officer
Jeff Schneiderman	44	Chief Technical Officer
Bruce D. Smith	46	Chief Strategic Officer
Caleb A. Chill	33	Vice President, General Counsel and Corporate Secretary
Directors
Jerry Colonna	44	Director
Lawrence S. Kramer	57	Director
Mark B. Segall	45	Director
Edward G. Sim	36	Director
Yehuda Sternlicht	53	Director
Mark A. Tebbe.	46	Vice Chairman and Lead Director

Robert S. Rosenschein has been Chairman of our Board and President since he founded Answers Corporation in December 1998. From December 1998 to April 2000 and since May 2001, Mr. Rosenschein has served as our Chief Executive Officer. Prior to founding Answers, he was the Chief Executive Officer of Accent Software International Ltd. (formerly Kivun), a company that developed multi-lingual software tools, and from 1988 to 1997 and from 1997 to 1998, he was the Chief Technical Officer. Mr. Rosenschein previously served as a software developer for Data General, American Management Systems, the World Bank and Ashton Tate. Mr. Rosenschein graduated with a B.Sc. in Computer Science from the Massachusetts Institute of Technology and received the Prime Minister of Israel’s Award for Software Achievement in 1997.

Steven Steinberg has been our Chief Financial Officer since January 2004. From December 2002 to December 2003, Mr. Steinberg was our Vice President of Finance. From January 2001 to November 2002, he was the Vice President of Finance at Percite Information Technologies, Ltd., a supply-chain software company. From November 1998 to December 2000, he was the Controller at Albar Mimunit Services Ltd., a finance and leasing company. From October 1993 to July 1998, he held various positions with Health Partners, Inc. culminating with Chief Financial Officer of the New York Operations. From August 1983 to October 1993, he held various positions with Coopers and Lybrand, an accounting firm, culminating with audit manager at the New York offices. Mr. Steinberg graduated with a B.B.A. from Florida International University.

Jeff Schneiderman has been our Chief Technical Officer since March 2003. From January 1999 to February 2003, Mr. Schneiderman was our Vice President of Research and Development. Prior to joining Answers, he worked at Accent Software International Ltd., from November 1991 to December 1998 during which time he served as Vice President of Engineering from October 1996 to March 1998 and Vice President of Product Development from March 1998 to December 1998. From June 1986 to June 1991, Mr. Schneiderman held various development positions at AT&T Bell Labs, a global telecommunication organization, and the Whitewater Group, a firm specializing in object oriented technologies. Mr. Schneiderman graduated with a B.S. in Computer Science from the University of Illinois at Urbana-Champaign and a M.S. in Computer Science from the Illinois Institute of Technology.

Bruce D. Smith has been our Chief Strategic Officer since June 2007. From July 2005 to June 2007, Mr. Smith was our Vice President of Investor Relations and Strategic Development. Prior to joining Answers, he was a Managing Director at Archery Capital, a New York based investment firm from July 1999 to July 2005. From June 1998 to July 1999, he was a sell side analyst at Jefferies & Company, where he was responsible for coverage of the Internet industry as well as individual companies. From November 1995 to March 1998, Mr. Smith maintained coverage of the Internet industry at Merrill Lynch & Co. From April 1994 to October 1995, he was a Security Analyst at Morgan Stanley Asset Management, a division of Morgan Stanley & Co. Mr. Smith graduated with a B.B.A., Magna Cum Laude, from Bernard M. Baruch College, City University of New York. He is a Chartered Financial Analyst and member of the New York Society of Security Analysts.

Caleb A. Chill has been our Vice President, General Counsel and Corporate Secretary since January 2007. From January 2005 to January 2007, Mr. Chill was our In-House Counsel. From August 2002 to November 2004, he was an associate in the Corporate Department of Sills Cummis & Gross P.C., based out of the firm’s New York office. His practice concentrated on the structuring and negotiating of corporate transactions in high-tech and other industries. From August 1999 to August 2001, Mr. Chill was an associate in the international department of Baratz, Horn & Co., an Israeli corporate law firm. Mr. Chill holds an LL.B. from Bar-Ilan University of Israel, has earned an M.B.A. from the same institution, and is admitted to practice law in Israel and New York.

Jerry Colonna has served as a director since June 2004 and currently serves as the chairman of our Nominating/Corporate Governance Committee and as a member of our Compensation Committee. From January 2002 until December 2002, Mr. Colonna was a partner with JP Morgan Partners, LLC, the private equity arm of JP Morgan Chase & Co. From August 1996 until June 2001, Mr. Colonna was a partner with Flatiron Partners LLC, a venture-capital company, he co-founded. Mr. Colonna is a member of the board of directors of PlanetOut Inc., a media and entertainment company, a number of private corporations, and a number of non-profit organizations including the National Center for Women in Technology and NYPower NY. Mr. Colonna graduated with a B.A. in English Literature from Queens College at the City University of New York.

Lawrence S. Kramer has served as a director since May 2005 and currently serves as a member of our Financing Committee and our Nominating/Corporate Governance Committee. Since November 2006, Mr. Kramer has been an advisor to CBS on interactive matters and a senior advisor to Polaris Venture Partners since July 2007. From March 2005 to November 2006, he served as the first President of CBS Digital Media. From October 1997 to January 2005, Mr. Kramer was the Chairman and CEO of MarketWatch, Inc., a media company he founded. From February 1994 to October 1997, he served as Vice President of News, Sports and Marketing at Data Broadcasting Corporation. In July 2007, Mr. Kramer became a board member of CreditCards.com, Inc., an online credit card marketplace. Mr. Kramer has been awarded a National Press Club Award, Gerald E. Loeb Award and Associated Press Awards for reporting. Mr. Kramer graduated with a B.S. in Journalism and Political Science from Syracuse University and an M.B.A. from Harvard University and has been a Guest Lecturer at the Harvard Business School for 10 years.

Mark B. Segall has served as a director since December 2004 and currently serves as the chairman of our Finance Committee and as a member of our Audit Committee. Mr. Segall has been the Senior Managing Director of Kidron Corporate Advisors, LLC, a New York based mergers and acquisitions corporate advisory boutique serving emerging growth companies primarily in the technology, consumer goods and financial services sectors, which he founded in 2003. He is also a founder and managing member of Kidron’s private equity fund, Kidron Opportunity Fund I, LLC. From 2001 to 2003, Mr. Segall was the Chief Executive Officer of Investec, Inc., the U.S. investment banking operations of the Investec Group, a South African based specialist bank. From 1996 to 1999, he was a partner at the law firm of Kramer, Levin, Naftalis & Frankel LLP, specializing in cross-border mergers and acquisitions and capital markets activities and between 1991 and 1995 he was an associate at the same firm. Mr. Segall also served as a director of the Escala Group, Inc., a leading auctioneer of memorabilia, from 1999 until June 2007 and currently serves as a director of Integrated Asset Management Corp., an alternative asset management company. Mr. Segall graduated with an A.B. from Colombia University and a J.D. from New York University Law School. Mr. Segall was a designee of Maxim Group LLC pursuant to our initial public offering underwriting agreement.

Edward G. Sim has served as a director since August 1999 and currently serves as the chairman of our Compensation Committee and as a member of our Audit Committee. Mr. Sim is a member and Managing Director of the Dawntreader Group and Dawntreader Funds, which he co-founded in 1998. From April 1996 to April 1998, he worked on software and technology investments, such as 24/7 Media, at Prospect Street Ventures, a New York-based venture capital firm. From June 1994 to April 1996, Mr. Sim worked with J.P. Morgan’s Structured Derivatives Group on the development of a real-time trading application for global asset allocation. Mr. Sim also serves as a director of DeepNines, Inc., netForensics, Inc., Greenplum, and SIPphone, Inc. Mr. Sim graduated with an A.B. in Economics from Harvard University.

Yehuda Sternlicht has served as a director since June 2004 and currently serves as the chairman of our Audit Committee and as a member of our Financing Committee. Since 2004, Mr. Sternlicht has been an independent financial consultant and since 2004, he has been the Chief Financial Officer of NanoVibronix Inc., a medical device company. From 1992 to 2003, he was the Chief Financial Officer of Savient Pharmaceuticals, Inc.. He has also served in several financial and accounting positions in public and private companies and in a large CPA firm. Mr. Sternlicht graduated with a B.A. in Accounting and Economy from The Hebrew University. He is qualified as a Certified Public Accountant in the State of Israel.

Mark A. Tebbe has served as a director since December 1998 and as Vice Chairman and Lead Director since April 2007. Mr. Tebbe currently serves as a member of our Nominating/Corporate Governance Committee and Compensation Committee. Since February 2002, Mr. Tebbe has been Chairman of Techra Networks LLC, a technology-oriented consulting firm. From August 1984 to January 2002, Mr. Tebbe served as Chairman of Lante Corporation, a technology consulting firm he founded. Mr. Tebbe is also a board member of SBI Group, Elexos Corp. and Selective Search, Inc. and several non-profit and civic organizations. Mr. Tebbe graduated with a B.S. in Computer Science from the University of Illinois at Urbana/Champaign.

There are no family relationships among directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Board Classes

Our Amended and Restated Certificate of Incorporation provides that the number of directors shall be not less than five or more than nine directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The following chart sets forth the term of office of each class of directors and which directors are assigned to each class:

Class	Term	Members
Class I	Expires at our annual meeting in 2008	Mark A. Tebbe and Lawrence S. Kramer
Class II	Expires at our annual meeting in 2009	Edward G. Sim and Jerry Colonna
Class III	Expires at our annual meeting in 2010	Robert S. Rosenschein, Yehuda Sternlicht and Mark B. Segall

Director Independence

The NASDAQ listing standards require that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Currently, we have a majority of independent directors on our board. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Committees of the Board

Audit Committee.  In May 2004, we established an Audit Committee of the board of directors. The Audit Committee consists of Mr. Sternlicht, Chairman, Mr. Segall and Mr. Sim, each of whom satisfy the current independence standards as promulgated by the SEC and NASDAQ, as such standards apply specifically to members of audit committees. Mr. Segall replaced Mr. Tebbe as a member of the Audit Committee in October 2007. The Audit Committee’s scope of authority, which is specified in our Audit Committee Charter, includes, but is not limited to:

•           Reviewing and discussing with management and the independent accountants our annual and quarterly financial statements and discussing with management any earnings guidance provided to the market;

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

•            Retaining independent legal and other advisors as the Audit Committee deems necessary or appropriate;

•            Determining and receiving from us appropriate funding to compensate the independent accountants and any outside advisors engaged by the Audit Committee; and

•            Reviewing reports and disclosure of insider and affiliated party transactions.

The Audit Committee will at all times be composed exclusively of “super independent directors” who are “financially literate” as defined under the NASDAQ listing standards. The NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience that results in the individual’s financial sophistication. The board of directors believes that Mr. Sternlicht satisfies NASDAQ’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee.  In May 2004, we established a Compensation Committee of the board of directors. The Compensation Committee consists of Mr. Sim, Chairman, Mr. Colonna and Mr. Tebbe, each of whom is an independent director under the current definition promulgated by NASDAQ. The Compensation Committee reviews and approves our salary and benefits policies, including the compensation of executive officers. The Compensation Committee also administers our stock option plan and recommends and approves grants of stock options under that plan.

Nominating/Corporate Governance Committee.  In May 2004, we established a Nominating/Corporate Governance Committee of the board of directors. The Nominating/Corporate Governance Committee consists of Mr. Colonna, Chairman, Mr. Tebbe and Mr. Kramer, each of whom is an independent director under the current definition promulgated by NASDAQ. The purpose of the Nominating/Corporate Governance Committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The committee’s duties, which are specified in our Nominating/Corporate Governance Committee Charter, include, but are not limited to:

•             Establishing criteria for the selection of new directors;

•             Recommending directors to serve on the committees of our board;

•             Considering the adequacy of our corporate governance and proposing amendments accordingly;

•             Overseeing and approving our management continuity planning process; and

•             Reporting regularly to the board matters relating to the committee’s duties.

We have made no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

Financing Committee.  In July 2005, we established a Financing Committee of the board of directors. The Financing Committee consists of Mr. Segall, Chairman, Mr. Sternlicht and Mr. Kramer, each of whom is an independent director under the current definition promulgated by NASDAQ. The purpose of the Financing Committee is to review and discuss with management financing opportunities that we are considering, to evaluate the business merits of all potential mergers and acquisitions and to provide the board of directors with a recommendation as to the terms and conditions of any extraordinary transactions, in consultation with the management team, legal advisors and financial consultants.

Meetings of the Board of Directors and its Committees

During the year ended December 31, 2007, our board of directors held ten meetings. During the year ended December 31, 2007, committees of the board of directors held the following number of meetings:

Audit Committee - six meetings

Compensation Committee - three meetings

Nominations / Corporate Governance Committee - two meetings

During the year ended December 31, 2007, no director attended fewer than 75% of the aggregate of the total number of meetings of our board of directors (held during the period for which he was a director) and the total number of meetings held by all committees of our board of directors on which he served (held during the period that he served), with the exception of Jerry Colonna, who attended 70% of all meetings of our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or Compensation Committee of any entity which has one or more executive officers serving as a member of our board of directors or Compensation Committee. No member of our Compensation Committee during fiscal year 2007 was an officer or employee of our company.

Code of Ethics

In May 2004, we adopted a Code of Ethics and Business Conduct that applies to all of our executive officers, directors and employees. The Code of Ethics and Business Conduct codifies the business and ethical principles that govern all aspects of our business. A copy of the Code of Ethics and Business Conduct may be found on our website at www.answers.com.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of such forms received, we believe that during 2007, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

The following discussion and analysis of compensation arrangements of our named executive officers for 2007 should be read together with the compensation tables and related disclosures set forth below.

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

General Philosophy

Our overall compensation philosophy is to provide an executive compensation package that enables us to attract, retain and motivate executive officers to achieve our short-term and long-term business goals. We strive to apply a uniform philosophy regarding compensation of all employees, including members of senior management. This philosophy is based upon the premise that the achievements of the company result from the combined and coordinated efforts of all employees working toward common goals and objectives in a competitive, evolving market place. The goals of our compensation program are to align remuneration with business objectives and performance and to enable us to retain and competitively reward executive officers and employees who contribute to our long-term success. We attempt to pay our executive officers and employees competitively to enable us to retain the most capable people in the industry. In making executive compensation and other employment compensation decisions, the Compensation Committee considers achievement of certain criteria, some of which relate to our performance and others of which relate to the performance of the individual employee. Awards to executive officers are based on achievement of company and individual performance criteria.

The Compensation Committee will evaluate our compensation policies on an ongoing basis to determine whether they enable us to attract, retain and motivate key personnel. To meet these objectives, the Compensation Committee may from time to time increase salaries, award additional stock options or provide other short and long-term incentive compensation to executive officers and other employees.

Compensation Program and Forms of Compensation

We provide our executive officers with a compensation package consisting of base salary, bonus and participation in benefit plans generally available to other employees. In setting total compensation, the Compensation Committee considers individual and company performance, as well as market information regarding compensation paid by other companies in our industry.

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

Bonuses.  A component of each executive officer’s potential annual compensation may take the form of a performance-based bonus. Contractually, our Chief Executive Officer is entitled to an annual bonus, to be determined at the discretion of our board of directors or the Compensation Committee. Bonus payments to officers other than the Chief Executive Officer are determined by the Compensation Committee, in consultation with the Chief Executive Officer, based on our financial performance and the achievement of the officer’s individual performance objectives. The Chief Executive Officer’s bonus is determined by the Compensation Committee, without participation by the Chief Executive Officer, based on the same factors.

Long-Term Incentives.  Longer-term incentives are provided through stock options, which reward executives and other employees through the growth in value of our stock. The Compensation Committee believes that employee equity ownership provides a major incentive for employees to build stockholder value and serves to align the interests of employees with those of our stockholders. Grants of stock options to executive officers are based upon each officer’s relative position, responsibilities and contributions to Answers, with primary weight given to the executive officer’s relative rank and responsibilities. Initial stock option grants designed to recruit an executive officer to join Answers may be based on negotiations with the officer and with reference to historical option grants to existing officers. Stock options are granted at an exercise price equal to the market price of our common stock on the date of grant and will provide value to the executive officers only when the price of our common stock increases over the exercise price.

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

Contributions to Israeli Employees

We make contributions on behalf of our Israeli employees, including on behalf of our Israeli named executive officers in accordance with their employment agreements, to a fund known as Managers’ Insurance. This fund provides a combination of retirement plan, insurance and severance pay benefits to the employee, giving the employee, or his or her estate, payments upon retirement or death and securing the severance pay, if legally entitled, upon termination of employment. Each full-time employee is entitled to participate in the plan, and each employee who participates contributes an amount equal to 5% of his or her salary to the retirement plan, and we contribute between 13.33% and 15.83% of his or her salary (consisting of 5% to the retirement plan, 8.33% to secure severance payments and up to 2.5% for disability insurance).

Under the retirement plan component of the Managers’ Insurance, both our 5% contribution and the 5% contribution made by the employee are immediately vested and non-forfeitable upon contribution to the Managers’ Insurance. In some cases, we substitute other retirement arrangements, such as provident funds (kupot gemel) for the retirement plan feature of the Managers’ Insurance. The features of the provident funds are substantially similar to those of the retirement plan feature of the Managers’ Insurance.

In addition, we make contributions on behalf of our Israeli employees, including all of our Israeli named executive officers, in accordance with their employment agreements, to a fund known as a continued education fund (Keren Hishtalmut). We contribute an amount equal to 7.5% of the employee’s salary and deduct 2.5% of the employee’s salary. Our contributions to the continuing education fund are only up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time, which ceiling was 15,712 NIS monthly as of December 31, 2007.

Option Grant Practice

The Compensation Committee has delegated the authority to make initial option grants to new employees (within an approved range) to executive management. During 2007, initial hire grants that were within executive management’s approved range were granted quarterly, on March 27, June 27 and September 27. No initial option grants were made to new employees during the fourth quarter of 2007. According to our practice, if the 27th of the last month of a quarter falls on a Friday, Saturday or Sunday, the meeting approving the grant is to be held on the following non-holiday Monday. Options are granted at 100% of the closing sales price of our stock on the last market trading date prior to the grant date.

We did not have any initial hire grants that were above executive management’s approved range. In the event such a case was to occur in the future, such grants would be approved by the Compensation Committee with the grant date being the day after the first day of service and the exercise price being the closing sale price on the last market trading day prior to the grant date. For annual option grants to all employees, the Compensation Committee must review and submit its approval. In 2007, these grants were made on March 5, 2007. This timing enables management and the Compensation Committee to consider performance by both us and the individual and balance it against our expectations for the current year.

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

Tax and Accounting Considerations

Compliance with Internal Revenue Code Section 162(m).  Section 162(m) of the Internal Revenue Code of 1986, as amended, restricts deductibility of executive compensation paid to our Chief Executive Officer and each of the three other most highly compensated executive officers holding office at the end of any year (except for our Chief Financial Officer) to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under Section 162(m) or related regulations. The Compensation Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. Income related to stock options granted under our 1999 Stock Option Plan, the 2000 Stock Plan, the 2003 Stock Plan, the 2004 Stock Plan and the 2005 Incentive Compensation Plan generally qualify for an exemption from these restrictions imposed by Section 162(m). In the future, the Compensation Committee will continue to evaluate the advisability of qualifying its executive compensation for full deductibility, in particular in light of the recent IRS Revenue Ruling 2008-13.

Accounting for Stock-Based Compensation.  On January 1, 2006, we began accounting for stock-based payments including our stock option program in accordance with the requirements of FASB Statement 123(R).

Employment Contracts

Robert S. Rosenschein

Robert S. Rosenschein is employed as our President and Chief Executive Officer pursuant to an employment agreement that commenced on January 1, 2002 and was amended and restated as of January 8, 2004 and further amended on November 27, 2006 and November 6, 2007. The term of the agreement will automatically renew for successive two year periods unless the agreement is terminated earlier by the parties. Mr. Rosenschein’s annual base salary was set at $217,800 from January 1, 2007 until February 28, 2007, and adjusted to $239,580 commencing March 1, 2007. According to his amended agreement, Mr. Rosenschein’s annual base salary is subject to a 10% annual increase and he is eligible to receive an annual bonus based on his performance and as approved by our board of directors in its sole discretion. We may voluntarily terminate the employment agreement by providing no less than ninety days’ prior written notice.

If we terminate Mr. Rosenschein’s employment without cause, we shall extend the period during which Mr. Rosenschein may exercise his options to the earlier of (i) one year from the date of termination or (ii) the expiration date of the options granted. Furthermore, if we terminate Mr. Rosenschein’s employment for any reason other than cause, we are required to pay him a lump sum of $150,000 less the severance pay portion of his Manager’s Insurance Policy, regardless of the period remaining in the term of his employment agreement. Since Mr. Rosenschein’s Manager’s Insurance Policy is greater than $150,000, he will be entitled to the entire amount payable under the Manager’s Insurance Policy. At the time Mr. Rosenschein’s employment agreement was amended and restated in 2004, 241,964 options were granted to Mr. Rosenschein under the 2003 Stock Option Plan. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Rosenschein that have not vested as of the effective date of the change in control. If, within twelve months after such change in control, Mr. Rosenschein’s employment is terminated without cause, 100% of Mr. Rosenschein’s unvested options will vest immediately upon the effective date of the termination. Mr. Rosenschein has agreed to refrain from competing with us for a period of twenty-four months following the termination of his employment.

A table describing the payments that would have been due to Mr. Rosenschein under his employment agreement had Mr. Rosenschein’s employment with us been terminated at the end of 2007 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment — Robert S. Rosenschein,” below.

Steven Steinberg

Steven Steinberg is employed as our Chief Financial Officer pursuant to an employment agreement that commenced on April 1, 2004 and was amended on November 6, 2007. The agreement will remain in effect indefinitely unless it is terminated earlier by the parties. Mr. Steinberg’s annual base salary was set at $140,000 from January 1, 2007 until February 28, 2007, and adjusted to $157,920 commencing March 1, 2007. We may terminate the employment agreement without cause at any time upon three months notice.

If we terminate Mr. Steinberg’s employment without cause or due to death or disability, we shall extend the period during which Mr. Steinberg may exercise his options granted after the date of his employment agreement by one year from the effective date of Mr. Steinberg’s termination. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Steinberg that have not vested as of the effective date of the change of control. If, within twelve months after such change in control, Mr. Steinberg’s employment is terminated without cause, Mr. Steinberg is entitled to four months written notice and any unvested options that were granted to Mr. Steinberg, subsequent to the date of his employment agreement, will vest immediately upon the effective date of the termination. Mr. Steinberg has agreed to refrain from competing with us for a period of twelve months following the termination of his employment.

A table describing the payments that would have been due to Mr. Steinberg under his employment agreement had Mr. Steinberg’s employment with us been terminated at the end of 2007 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment — Steve Steinberg,” below.

Jeff Schneiderman

Jeff Schneiderman is employed as our Chief Technical Officer pursuant to an employment agreement that commenced on April 1, 2004 and was amended on November 6, 2007. The agreement will remain in effect indefinitely unless it is terminated earlier by the parties. Mr. Schneiderman’s annual base salary was set at $140,000 from January 1, 2007 until February 28, 2007, and adjusted to $157,920 commencing March 1, 2007. We may terminate the employment agreement without cause at any time upon three months notice.

If we terminate Mr. Schneiderman’s employment without cause or due to death or disability, we shall extend the period during which Mr. Schneiderman may exercise his options granted after the date of his employment agreement by one year from the effective date of Mr. Schneiderman’s termination. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Schneiderman subsequent to his employment agreement that have not vested as of the effective date of the change in control. If, within twelve months after such change in control, Mr. Schneiderman’s employment is terminated without cause, Mr. Schneiderman is entitled to four months written notice and any unvested options that were granted to Mr. Schneiderman subsequent to the date of his employment agreement will vest immediately upon the effective date of the termination. Mr. Schneiderman has agreed to refrain from competing with us for a period of twelve months following the termination of his employment.

A table describing the payments that would have been due to Mr. Schneiderman under his employment agreement had Mr. Schneiderman’s employment with us been terminated at the end of 2007 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment — Jeff Schneiderman,” below.

Jeffrey S. Cutler

Jeffrey S. Cutler was employed as our Chief Revenue Officer until September 2007 pursuant to an employment agreement that commenced on March 15, 2005. Mr. Cutler’s annual base salary was set at $225,000 from January 1, 2007 until February 28, 2007 and adjusted to $237,600 commencing March 1, 2007. In 2007 he was entitled to a bonus of up to 75% of his base annual salary, contingent upon meeting certain performance goals. In September 2007 in connection with our restructuring, we terminated Mr. Cutler’s employment agreement and paid him $198,000 as a severance payment in accordance with his employment agreement. Mr. Cutler’s vested stock options are exercisable until September 2008, when they expire pursuant to his employment agreement.

Bruce D. Smith

Bruce D. Smith is employed as our Chief Strategic Officer pursuant to an employment agreement that commenced on July 27, 2005 and was amended on November 6, 2007. Mr. Smith’s annual base salary was set at $190,000 from January 1, 2007 until February 28, 2007, and adjusted to $216,000 commencing March 1, 2007. In addition to his base salary, Mr. Smith is eligible to receive an annual bonus as determined by the Compensation Committee in consultation with the Chief Executive Officer based on certain stated performance goals. We may terminate the employment agreement without cause at any time upon three months written notice.

If we terminate Mr. Smith’s employment without cause, we shall extend the period during which Mr. Smith may exercise his options granted by one year from the effective date of Mr. Smith’s termination. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Smith subsequent to his employment agreement that have not vested as of the effective date of the change of control. If we terminate Mr. Smith’s employment without cause at any time during the twelve months subsequent to a change in control, then, Mr. Smith will be entitled to three months written notice and 100% of any options granted to Mr. Smith, subsequent to the date of his employment agreement, that have not vested will immediately vest. Mr. Smith has agreed to refrain from competing with us following the termination of his employment for a period of twelve months.

A table describing the payments that would have been due to Mr. Smith under his employment agreement had Mr. Smith’s employment with us been terminated at the end of 2007 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment — Bruce D. Smith,” below.

Potential Payments and Benefits upon Termination of Employment

This section sets forth in tabular form quantitative disclosure regarding estimated payments and other benefits that would have been received by our Israeli executive officers if their employment had been terminated on December 31, 2007 (the last business day of the fiscal year).

For a narrative description of the severance and change in control arrangements in the employment agreements of the executive officers, see “Employment Agreements” above.

The amounts referenced in the tables below have been converted from New Israeli Shekels foreign currency, or NIS, based on the US Dollar — Israeli NIS exchange rate recorded by the Bank of Israel on December 31, 2007.

Robert S. Rosenschein

The following table describes the potential payments and benefits upon employment termination for Robert S. Rosenschein, our Chairman and Chief Executive Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2007 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below:

Payments and Benefits	Involuntary Termination(1)	Termination at Will(2)	Death or Disability(3)	Cause(4)	Termination following a Change of Control(5)
Manager’s insurance(6)	$86,869	$86,869	$86,869	$86,869	$86,869
Contractual severance	—	—	$119,790	—	—
Statutory severance(7)	$182,077	$182,077	$182,077	$182,077	$182,077
Vacation(8)	$21,725	$21,725	$21,725	$21,725	$21,725
Continuing education fund(9)	$32,670	$32,670	$32,670	$32,670	$32,670
Advance notice(10)	$59,895	$59,895	—	—	$59,895

(1)

“Involuntary Termination” is defined in Mr. Rosenschein’s employment agreement as (i) without Mr. Rosenschein’s express written consent, a material reduction in his duties, position or responsibilities with us relative to his duties, position or responsibilities in effect immediately prior to such reduction, provided, however, that a reduction in duties, position or responsibilities solely by virtue of our being acquired and made part of a larger entity, shall not constitute an “Involuntary Termination”; (ii) without Mr. Rosenschein’s express written consent, a reduction of the facilities and perquisites (including office space and location) available to him immediately prior to such reduction; (iii) without Mr. Rosenschein’s express written consent, a reduction by us of his base salary or kind or level of his employee benefits in effect immediately prior to such reduction; (iv) without Mr. Rosenschein’s written consent, his relocation to a facility or location more than fifty (50) kilometers from Jerusalem, Israel; (v) any purported termination of Mr. Rosenschein without Cause; or (vi) our failure to obtain the assumption of Mr. Rosenschein’s employment agreement by any successors.

(2)

Pursuant to Mr. Rosenschein’s employment agreement, he may voluntarily terminate his employment with us upon no less than ninety days’ prior written notice, for any reason. With respect to Termination at Will by Mr. Rosenschein, we are not legally required to release to Mr. Rosenschein the monies deposited in the fund which secure payment of statutory severance obligations, however, it would be customary to release such funds.

(3)

“Disability” is defined in Mr. Rosenschein’s employment agreement as any case in which he is unable, due to any physical or mental disease or condition, to perform his normal duties of employment for 120 consecutive days or 180 days in any twelve-month period. According to Mr. Rosenschein’s employment agreement, if his employment terminates due to death or Disability, he or his heirs, as the case may be, will receive a lump-sum payment equal to six months of his annual base salary in effect at the time of termination. If Mr. Rosenschein is terminated due to Death or Disability, he is entitled to both contractual and statutory severance.

(4)

“Cause” is defined in Mr. Rosenschein’s employment as the occurrence of any one or more of the following: (i) Mr. Rosenschein’s misconduct which materially injures us; (ii) Mr. Rosenschein’s conviction by, or entry of a plea of guilty or nolo contendere in, a court of competent jurisdiction for any crime which constitutes a felony in the jurisdiction involved; or (iii) Mr. Rosenschein’s gross negligence in the scope of his services.

(5)

“Change in Control” is defined in Mr. Rosenschein’s employment agreement as (a) the consummation of a merger or consolidation of us with or into another entity or any other corporate reorganization, if persons who are not our stockholders immediately prior to such merger, consolidation or other reorganization own immediately after such merger, consolidation or other reorganization 50% or more of the voting power of the outstanding securities of each of the (i) continuing or surviving entity and (ii) any direct or indirect parent corporation of such continuing or surviving entity; or (b) the sale, transfer or other disposition of all or substantially all of our assets.

(6)

Payments to Managers’ Insurance, a benefit customarily given to executives in Israel, though given by us to all our employees in Israel, amount to up to 15.83% of Mr. Rosenschein’s base salary, consisting of 8.33% for payments made to a fund to secure payment of statutory severance obligations, 5% towards pension and up to 2.5% for disability. The Manager’s Insurance fund amounts reflected in the table represent only the 5% towards pension. These amounts do not include (i) the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2007, which funds are reflected in the table under the “Statutory Severance” heading, and (ii) payments for disability.

(7)

Pursuant to Israeli law, employees terminated other than “for cause” receive statutory severance in the amount of one month’s base salary for each year of work, according to their salary rate at the date of termination (see footnote 6 above).

(8)

As of December 31, 2007, Mr. Rosenschein was entitled to 23 annual vacation days. A maximum of 20 days of unused paid vacation days may be carried over from year to year by Mr. Rosenschein. At the end of each calendar year, all unused vacation days in excess of 20, are automatically forfeited.

(9)

Pursuant to Mr. Rosenschein’s employment agreement, we must contribute an amount equal to 7.5% of Mr. Rosenschein’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. We make these deposits on a monthly basis. At December 31, 2007, the ceiling then in effect was NIS 15,712 (approximately $4,085). According to Israeli law, Mr. Rosenschein is entitled to redeem his continuing education fund once every six years, independent of his status of employment with us and he has discretion over the type of fund in which the deposits are invested. The amount set forth in the table reflects the total sum we deposited on behalf of Mr. Rosenschein since the beginning of his employment with us.

(10)

Pursuant to Mr. Rosenschein’s employment agreement, he may voluntarily terminate his employment with us upon no less than ninety days’ prior written notice, for any reason. We shall have the right to require Mr. Rosenschein to continue working during any notice period.

Steven Steinberg

The following table describes the potential payments and benefits upon employment termination for Steven Steinberg, our Chief Financial Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2007 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below:

Payments and Benefits	Termination(1)	Termination at Will(2)	Death or Disability(3)	Cause(4)	Termination following a Change of Control(5)
Manager’s insurance(6)	$33,884	$33,884	$33,884	$33,884	$33,884
Contractual severance(7)	—	—	$39,480	—	—
Statutory severance(8)	$65,097	$65,097	$65,097	$65,097	$65,097
Vacation(9)	$11,935	$11,935	$11,935	$11,935	$11,935
Continuing education fund(10)	$18,594	$18,594	$18,594	$18,594	$18,594
Advance notice(11)	$39,480	$39,480	—	—	$52,640

(1)	According to Mr. Steinberg’s employment agreement, we may terminate his employment without cause, at any time, upon three months notice.

(2)

According to Mr. Steinberg’s employment agreement, he may terminate his employment, at any time, upon three months notice. With respect to Termination at Will by Mr. Steinberg, we are not legally required to release to Mr. Steinberg the monies deposited in the fund which secure payment of statutory severance obligations, however, it would be customary to release such funds.

(3)

“Disability” is defined in Mr. Steinberg’s employment agreement as any case in which he is unable, due to any physical or mental disease or condition, to perform his normal duties of employment for 120 consecutive days or 180 days in any twelve-month period. According to Mr. Steinberg’s employment agreement, if his employment terminates due to death or disability, he or his heirs, as the case may be, will be entitled to continue to receive his annual salary for three months following his last day of employment. Such amount shall be in addition to any payment he is entitled to receive pursuant to any statutory severance arrangement.

(4)

“Cause” is defined in Mr. Steinberg’s employment as the occurrence of any one or more of the following: (i) Mr. Steinberg’s act of fraud, dishonesty or willful misconduct; (ii) Mr. Steinberg’s material breach of his confidentiality or non-competition obligations set forth in his employment agreement; (iii) Mr. Steinberg’s material breach of any other provision in his employment agreement, including but not limited to his habitual neglect or gross failure to perform the duties of his position or any other contractual or fiduciary duty owed to us; or (iv) Mr. Steinberg’s conviction of a criminal offense involving fraud, embezzlement or dishonesty.

(5)

“Change of Control” is defined in Mr. Steinberg’s employment agreement as (a) the consummation of a merger or consolidation of us with or into another entity or any other corporate reorganization, if persons who were not our stockholders immediately prior to such merger, consolidation or other reorganization own immediately after such merger, consolidation or other reorganization 50% or more of the voting power of the outstanding securities of each of the (i) continuing or surviving entity and (ii) any direct or indirect parent corporation of such continuing or surviving entity; or (b) the sale, transfer or other disposition of all or substantially all of our assets. According to Mr. Steinberg’s employment agreement, a “Change of Control” shall not be deemed to have occurred as a consequence of the initial public offering of our securities.

(6)

Payments to Managers’ Insurance, a benefit customarily given to executives in Israel, though given by us to all our employees, amount to up to 15.83% of Mr. Steinberg’s base salary, consisting of 8.33% for payments made to a fund to secure payment of statutory severance obligations, 5% towards pension and up to 2.5% for disability. The Manager’s Insurance fund amounts reflected in the table represent only the 5% towards pension. These amounts do not include (i) the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2007, which funds are reflected in the table under the “Statutory Severance” heading, and (ii) payments for disability.

(7)

According to Mr. Steinberg’s employment agreement, if his employment terminates due to death or disability, he or his heirs, as the case may be, will be entitled to continue to receive his annual salary for three months following his last day of employment. Except for the foregoing, Mr. Steinberg is not entitled to any other contractual severance amounts.

(8)

Pursuant to Israeli law, employees terminated other than “for cause” receive statutory severance in the amount of one month’s base salary for each year of work, according to their salary rate at the date of termination (see footnote 6 above).

(9)

As of December 31, 2007, Mr. Steinberg was entitled to 19 annual vacation days. A maximum of 20 days of unused paid vacation days may be carried over from year to year by Mr. Steinberg. At the end of each calendar year, all unused vacation days in excess of 20, are automatically forfeited.

(10)

Pursuant to Mr. Steinberg’s employment agreement, we must contribute an amount equal to 7.5% of Mr. Steinberg’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. We make these deposits on a monthly basis. At December 31, 2007, the ceiling then in effect was NIS 15,712 (approximately $4,085). According to Israeli law, Mr. Steinberg is entitled to redeem his continuing education fund once every six years, independent of his status of employment with us and he has discretion over the type of fund in which the deposits are invested. The amount set forth in the table reflects the total sum we deposited on behalf of Mr. Steinberg since the beginning of his employment with us.

(11)

Pursuant to Mr. Steinberg’s employment agreement, he may voluntarily terminate his employment with us upon no less than ninety days’ prior written notice, for any reason. We shall have the right to require Mr. Steinberg to continue working during any notice period. Should Mr. Steinberg’s employment be terminated without cause at any time during a period of 12 months subsequent to the effective date of a Change of Control, he will be entitled to 4 months written notice.

Jeff Schneiderman

The following table describes the potential payments and benefits upon employment termination for Jeff Schneiderman, our Chief Technical Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2007 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below:

Payments and Benefits	Termination(1)	Termination at Will(2)	Death or Disability(3)	Cause(4)	Termination following a Change of Control(5)
Manager’s insurance(6)	$58,341	$58,341	$58,341	$58,341	$58,341
Contractual severance(7)	—	—	$39,480	—	—
Statutory severance(8)	$116,100	$116,100	$116,100	$116,100	$116,100
Vacation(9)	$12,141	$12,141	$12,141	$12,141	$12,141
Continuing education fund(10)	$32,670	$32,670	$32,670	$32,670	$32,670
Advance notice(11)	$39,480	$39,480	—	—	$52,640

(1)	According to Mr. Schneiderman’s employment agreement, we may terminate his employment without cause upon three months notice.

(2)

According to Mr. Schneiderman’s employment agreement, he may terminate his employment, at any time, upon three months notice. With respect to Termination at Will by Mr. Schneiderman, we are not legally required to release to Mr. Schneiderman the monies deposited in the fund which secure payment of statutory severance obligations, however, it would be customary to release such funds.

(3)

“Disability” is defined in Mr. Schneiderman’s employment agreement as any case in which he is unable, due to any physical or mental disease or condition, to perform his normal duties of employment for 120 consecutive days or 180 days in any twelve-month period. According to Mr. Schneiderman’s employment agreement, if his employment terminates due to death or disability, he or his heirs, as the case may be, will be entitled to continue to receive his annual salary for three months following his last day of employment. Such amount shall be in addition to any payment he is entitled to receive pursuant to any statutory severance arrangement.

(4)

“Cause” is defined in Mr. Schneiderman’s employment as the occurrence of any one or more of the following: (i) Mr. Schneiderman’s act of fraud, dishonesty or willful misconduct; (ii) Mr. Schneiderman’s material breach of his confidentiality or non-competition obligations set forth in his employment agreement; (iii) Mr. Schneiderman’s material breach of any other provision in his employment agreement, including but not limited to his habitual neglect or gross failure to perform the duties of his position or any other contractual or fiduciary duty owed to us; or (iv) Mr. Schneiderman’s conviction of a criminal offense involving fraud, embezzlement or dishonesty.

(5)

“Change of Control” is defined in Mr. Schneiderman’s employment agreement as (a) the consummation of a merger or consolidation of us with or into another entity or any other corporate reorganization, if persons who were not our stockholders immediately prior to such merger, consolidation or other reorganization own immediately after such merger, consolidation or other reorganization 50% or more of the voting power of the outstanding securities of each of the (i) continuing or surviving entity and (ii) any direct or indirect parent corporation of such continuing or surviving entity; or (b) the sale, transfer or other disposition of all or substantially all of our assets. According to Mr. Schneiderman’s employment agreement, a “Change of Control” shall not be deemed to have occurred as a consequence of the initial public offering of our securities.

(6)

Payments to Managers’ Insurance, a benefit customarily given to executives in Israel, though given by us to all our employees, amount to up to 15.83% of Mr. Schneiderman’s base salary, consisting of 8.33% for payments made to a fund to secure payment of statutory severance obligations, 5% towards pension and up to 2.5% for disability. The Manager’s Insurance fund amounts reflected in the table represent only the 5% towards pension. These amounts do not include the (i) 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2007, which funds are reflected in the table under the “Statutory Severance” heading, and (ii) payments for disability.

(7)

According to Mr. Schneiderman’s employment agreement, if his employment terminates due to death or disability, he or his heirs, as the case may be, will be entitled to continue to receive his annual salary for three months following his last day of employment. Except for the foregoing, Mr. Schneiderman is not entitled to any other contractual severance amounts.

(8)

Pursuant to Israeli law, employees terminated other than “for cause” receive statutory severance in the amount of one month’s base salary for each year of work, according to their salary rate at the date of termination (see footnote 6 above).

(9)

As of December 31, 2007, Mr. Schneiderman was entitled to 19.5 annual vacation days. A maximum of 20 days of unused paid vacation days may be carried over from year to year by Mr. Schneiderman. At the end of each calendar year, all unused vacation days in excess of 20, are automatically forfeited.

(10)

Pursuant to Mr. Schneiderman’s employment agreement, we must contribute an amount equal to 7.5% of Mr. Schneiderman’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. We make these deposits on a monthly basis. At December 31, 2007, the ceiling then in effect was NIS 15,712 (approximately $4,085). According to Israeli law, Mr. Schneiderman is entitled to redeem his continuing education fund once every six years, independent of his status of employment with us and he has discretion over the type of fund in which the deposits are invested. The amount set forth in the table reflects the total sum we deposited on behalf of Mr. Schneiderman since the beginning of his employment with us.

(11)

Pursuant to Mr. Schneiderman’s employment agreement, he may voluntarily terminate his employment with us upon no less than ninety days’ prior written notice, for any reason. We shall have the right to require Mr. Schneiderman to continue working during any notice period. Should Mr. Schneiderman’s employment be terminated without cause at any time during a period of 12 months subsequent to the effective date of a Change of Control, he will be entitled to 4 months written notice.

Bruce D. Smith

The following table describes the potential payments and benefits upon employment termination for Bruce D. Smith, our Chief Strategic Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2007 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below:

Payments and Benefits	Termination(1)	Termination at Will(2)	Death or Disability(3)	Cause(4)	Termination following a Change of Control(5)
401(k)(6)	$13,828	$13,828	$13,828	$13,828	$13,828
Vacation(7)	$5,522	$5,522	$5,522	$5,522	$5,522
Advance notice(8)	$54,000	$54,000	—	—	$54,000

(1)	According to Mr. Smith’s employment agreement, we may terminate his employment without cause, at any time, upon three months notice.

(2)	According to Mr. Smith’s employment agreement, he may terminate his employment, at any time, upon three months notice.

(3)	According to Mr. Smith’s employment agreement, we may terminate his employment if he has been unable to perform the material duties of his employment due to a disability which (i) continues for more than 90 days and (ii) cannot be reasonably accommodated.

(4)

“Cause” is defined in Mr. Smith’s employment agreement as the occurrence of any one or more of the following: (i) Mr. Smith’s act of fraud or dishonesty or gross negligence; (ii) Mr. Smith’s willful misconduct which materially injures us (iii) Mr. Smith’s conviction by, or entry or a plea of guilty or nolo contendre in, a court of competent jurisdiction for any crime which constitutes a felony in the jurisdiction involved, or (iv) a material breach by Mr. Smith of any other provision hereof, including but not limited to, the habitual neglect or gross failure by Mr. Smith to adequately perform the duties of his position, or of any other contractual or legal fiduciary duty to us.

(5)

“Change of Control” is defined in Mr. Smith’s employment agreement as: (a) the consummation of a merger or consolidation of us with or into another entity or any other corporate reorganization, if persons who were not our stockholders immediately prior to such merger, consolidation or other reorganization own immediately after such merger, consolidation or other reorganization 50% or more of the voting power of the outstanding securities of each of the (i) continuing or surviving entity and (ii) any direct or indirect parent corporation of such continuing or surviving entity; or (b) the sale, transfer or other disposition of all or substantially all of our assets. A Change of Control shall not be deemed to have occurred as a consequence of a secondary offering.

(6)

We provide all U.S. employees the opportunity to participate in a 401(k) plan. Under the 401(k) plan we provide a contribution of 3%. The executive officers participate in the 401(k) plan on the same terms as other eligible employees.

(7)

As of December 31, 2007, Mr. Smith was entitled to 6.5 annual vacation days. A maximum of 20 days of unused paid vacation days may be carried over from year to year by Mr. Smith. At the end of each calendar year, all unused vacation days in excess of 20, are automatically forfeited.

(8)

Pursuant to Mr. Smith’s employment agreement, he may voluntarily terminate his employment with us upon no less than ninety days’ prior written notice, for any reason. We shall have the right to require Mr. Smith to continue working during any notice period.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and our three other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, our named executive officers) for fiscal year 2007.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)*	All Other Compensation ($)(6)		Total ($)
Robert S. Rosenschein(1)	2007	227,874	(7)	—	127,499	52,756	(8)	408,129
Chief Executive Officer	2006	209,724	(7)	—	98,406	49,287	(9)	357,416
And Chairman	2005	189,924	(7)	—	—	74,263	(10)	264,187
Steven Steinberg(2)	2007	146,858	(7)	—	115,100	42,806	(11)	304,764
Chief Financial Officer	2006	131,928	(7)	—	93,982	38,361	(12)	264,271
	2005	125,317	(7)	—	—	63,281	(13)	188,598
Jeffrey S. Cutler(3)	2007	161,631		35,625	330,159	239,584	(14)	766,998
Former Chief Revenue	2006	225,000		130,526	493,022	34,077	(14)	882,625
Officer	2005	178,990		30,000	—	26,370	(14)	235,360
Jeff Schneiderman(4)	2007	146,858	(7)	—	119,213	41,309	(15)	307,380
Chief Technical Officer	2006	131,400	(7)	—	94,619	38,286	(16)	264,306
	2005	107,342	(7)	—	—	34,510	(17)	141,852
Bruce D. Smith(5)	2007	211,667		—	173,971	32,090	(14)	417,728
Chief Strategic Officer	2006	182,952		—	147,965	29,299	(14)	360,217
	2005	74,936		—	—	14,760	(14)	89,696

*	Amounts represent stock-based compensation expense for fiscal year 2007 under SFAS 123R.

(1)	Mr. Rosenschein founded our company and was appointed our Chief Executive Officer in May 2001.

(2)	Mr. Steinberg joined us in December 2002 and was appointed our Chief Financial Officer in January 2004.

(3)	Mr. Cutler was appointed our Chief Revenue Officer in March 2005. In connection with the restructuring, Mr. Cutler’s employment was terminated in September 2007.

(4)	Mr. Schneiderman joined us in January 1999 as Vice President of Research and Development and appointed our Chief Technical Officer in March 2003.

(5)	Mr. Smith joined us as Vice President of Investor Relations and Strategic Development in July 2005 and was promoted to Chief Strategic Officer in June 2007.

(6)

With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and unless expressly stated otherwise in a footnote below, none of the named executive officers received other compensation, perquisites and/or personal benefits in excess of $10,000.

(7)	Does not include benefit associated with possession of company-leased vehicle.

(8)

Includes contributions to continued education fund in the amount of $3,441; contributions to retirement plan feature of Managers’ Insurance in the amount of $11,394; contributions to a fund securing statutory severance payments in the amount of $18,982; contributions towards statutory national insurance in the amount of $6,457; and contributions made for disability insurance in the amount of $1,823; and payments associated with possession of company-leased vehicle in the amount of $9,600.

(9)

Includes contributions to a fund known as a continued education fund (Keren Hishtalmut) in the amount of $3,185; contributions to a retirement plan feature of a Managers’ Insurance fund (Kupat Gemel) in the amount of $10,486; contributions to a fund securing statutory severance payments (Pitzuei Piturin) in the amount of $17,470; contributions towards statutory national insurance (Bituach leumi) in the amount of $5,973; and contributions made for disability insurance (Ovdan Kosher Avoda) in the amount of $1,611; and payments associated with possession of company-leased vehicle in the amount of $9,600.

(10)

Includes contributions to continued education fund in the amount of $3,142; contributions to retirement plan feature of Managers’ Insurance in the amount of $9,496; contributions to a fund securing statutory severance payments in the amount of $15,821; contributions towards statutory national insurance in the amount of $5,393; and contributions made for disability insurance in the amount of $3,941; and payments associated with possession of company-leased vehicle in the amount of $9,600. Also includes a one-time lump sum payment of $26,000 for unused vacation days that accrued over the course of 2004 and previous years.

(11)

Includes contributions to continued education fund in the amount of $3,441; contributions to retirement plan feature of Managers’ Insurance in the amount of $7,343; contributions to a fund securing statutory severance in the amount of $12,233; contributions towards statutory national insurance in the amount of $6,457; and contributions made for disability insurance in the amount of $2,673; and payments associated with possession of company-leased vehicle in the amount of $9,600.

(12)

Includes contributions to continued education fund in the amount of $3,185; contributions to retirement plan feature of Managers’ Insurance in the amount of $6,596; contributions to a fund securing statutory severance payments in the amount of $10,990; contributions towards statutory national insurance in the amount of $5,973; and contributions made for disability insurance in the amount of $1,055; and payments associated with possession of company-leased vehicle in the amount of $9,600.

(13)

Includes contributions to continued education fund in the amount of $3,156; contributions to retirement plan feature of Managers’ Insurance in the amount of $6,266; contributions to a fund securing statutory severance payments in the amount of $10,439; contributions towards statutory national insurance in the amount of $5,393; and contributions made for disability insurance in the amount of $1,557; and payments associated with possession of company-leased vehicle in the amount of $9,600.

(14)	Includes payments made on account of medical insurance, short and long term disability, life insurance and 3% contributions to 401(k) plan.

(15)

Includes contributions to continued education fund in the amount of $3,441; contributions to retirement plan feature of Managers’ Insurance in the amount of $7,343; contributions to a fund securing statutory severance payments in the amount of $12,233; contributions towards statutory national insurance in the amount of $6,457.

contributions made for disability insurance in the amount of $1,175; and payments associated with possession of company-leased vehicle in the amount of $9,600.

(16)

Includes contributions to continued education fund in the amount of $3,185; contributions to retirement plan feature of Managers’ Insurance in the amount of $6,570; contributions to a fund securing statutory severance payments in the amount of $10,946; contributions towards statutory national insurance in the amount of $5,973; and contributions made for disability insurance in the amount of $1,051; and payments associated with possession of company-leased vehicle in the amount of $9,600.

(17)

Includes contributions to continued education fund in the amount of $3,156; contributions to retirement plan feature of Managers’ Insurance in the amount of $5,367; contributions to a fund securing statutory severance payments in the amount of $8,942; contributions towards statutory national insurance in the amount of $5,393; and contributions made for disability insurance in the amount of $859; and payments associated with possession of company-leased vehicle in the amount of $9,600.

Grants of Plan-Based Awards

The following table sets forth information regarding stock option awards to our named executive officers under our stock option plans during the fiscal year ended December 31, 2007:

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Total Grant-Date Fair Value ($)
Robert S. Rosenschein	March 5, 2007(1)	25,000	11.61	107,446
Steven Steinberg	March 5, 2007(1)	21,500	11.61	92,403
Jeffrey S. Cutler	March 5, 2007(1)	21,500	11.61	92,403
Jeff Schneiderman	March 5, 2007(1)	21,500	11.61	92,403
Bruce D. Smith	March 5, 2007(1)	21,500	11.61	92,403

(1)	25% of the grant exercisable as of 12 months following the Grant Date; 1/36 of the remainder exercisable on each of the following 36 monthly anniversaries.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2007.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Robert S. Rosenschein	236,923	5,041	5.06	August 5, 2013
	38,333	41,667	13.75	January 30, 2012
	—	25,000	11.61	March 5, 2013
Steven Steinberg	10,861	—	11.51	August 5, 2013
	17,786	—	2.76	August 5, 2013
	20,313	6,040	5.25	November 9, 2014
	26,354	28,646	13.75	January 30, 2012
	—	21,500	11.61	March 5, 2013
Jeffrey S. Cutler	120,833	—	20.35	March 15, 2015
	7,916	—	13.75	January 30, 2012
	—	21,500	11.61	March 5, 2013
Jeff Schneiderman	5,648	—	1.15	March 21, 2009
	10,861	—	2.76	October 20, 2009
	4,345	—	6.91	April 8, 2010
	8,689	—	11.51	August 1, 2011
	17,633	5,243	5.25	November 9, 2014
	31,145	33,855	13.75	January 30, 2012
	—	21,500	11.61	March 5, 2013
Bruce D. Smith	45,312	29,688	15.35	July 17, 2015
	7,187	7,813	13.75	January 30, 2012
	5,625	9,375	9.65	June 21, 2012
	—	21,500	11.61	March 5, 2013

Option Exercises and Stock Vested

The following table summarizes the options exercised by named executive officers during the year ended December 31, 2007 and the value realized upon exercise:

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)
Robert S. Rosenschein	—	—
Steven Steinberg	15,000	99,900
Jeffrey S. Cutler	—	—
Jeff Schneiderman	6,081	80,999
Bruce D. Smith	—	—

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2007 for services to our company.

Name	Fees Earned ($)	Option Awards ($)(*)	Total ($)
Jerry Colonna(1)	27,500	40,072	67,572
Lawrence S. Kramer(2)	25,000	73,974	98,974
Mark B. Segall(3)	27,500	43,387	70,887
Edward G. Sim(4)	30,000	50,970	80,970
Yehuda Sternlicht(5)	35,000	40,029	75,029
Mark A. Tebbe(6)	27,500	64,107	91,607

*	Amounts represent stock-based compensation expense for fiscal year 2007 under SFAS 123R.

(1)	50,225 options were outstanding as of 12/31/07, of which 32,136 were exercisable as of December 31, 2007.

(2)	50,225 options were outstanding as of 12/31/07, of which 25,559 were exercisable as of December 31, 2007.

(3)	50,225 options were outstanding as of 12/31/07, of which 28,549 were exercisable as of December 31, 2007.

(4)	50,196 options were outstanding as of 12/31/07, of which 35,097 were exercisable as of December 31, 2007.

(5)	35,225 options were outstanding as of 12/31/07, of which 17,136 were exercisable as of December 31, 2007.

(6)	67,972 options were outstanding as of 12/31/07, of which 30,373 were exercisable as of December 31, 2007.

Cash Compensation.  Our non-employee directors receive an annual base fee of $20,000, with no additional fee rendered for attendance at board meetings. In addition to their base fees, directors receive annual fees for membership on our committees, pursuant to the fee schedule set forth below:

	Director Fee Base	Audit Membership	Compensation Membership	Governance Membership	Financing Membership	Audit Chair	Other Chair	Total
Mr. Colonna	$20,000	$—	$2,500	$2,500	$—	$—	$2,500	$27,500
Mr. Kramer	20,000	—	—	2,500	2,500	—	—	25,000
Mr. Segall	20,000	—	—	2,500	2,500	—	2,500	27,500
Mr. Sim	20,000	5,000	2,500	—	—	—	2,500	30,000
Mr. Sternlicht	20,000	5,000	—	—	2,500	7,500	—	35,000
Mr. Tebbe	20,000	5,000	2,500	—		—	—	27,500
Total	$120,000	$15,000	$7,500	$7,500	$7,500	$7,500	$7,500	$172,500

We reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Employee directors are not compensated for board services in addition to their regular employee compensation.

Equity Compensation.  During fiscal year 2007, each non-employee member of the board of directors was eligible to receive stock awards under the terms of our 2005 Incentive Compensation Plan. New non-employee directors receive an initial option grant to purchase 28,700 shares of our common stock with 25% of the shares vesting after one year from the date of grant and 1/36th of the shares vesting monthly thereafter. Continuing non-employee directors receive an annual option grant of 7,175 shares of common stock, with the exception of the Vice Chairman and Lead Director who, commencing in 2008, is eligible for an annual option grant of 15,000 shares of common stock. These annual grants are effected on the date of the Annual Shareholders’ Meeting, with 25% of the shares vesting after one year from the date of grant and 1/36th of the shares vesting monthly thereafter. The Vice Chairman and Lead Director also received options to purchase 15,000 shares of our common stock, granted on April 12, 2007 with an exercise price of $12.91 per share based on the Nasdaq closing price on April 11, 2007; and options to purchase 7,500 shares of our common stock, granted on September 6, 2007 with an exercise price of $7.03 per share, based on the Nasdaq closing price on September 5, 2007. The grant date fair value of these options based on Black-Scholes valuation model was $4.77 and $2.56 per option, respectively.

There were no new members to the board of directors during fiscal year 2007. All option grants were to continuing non-employee directors, thus, each non-employee director received options to purchase 7,175 shares of the company’s common stock, granted on June 26, 2007 with an exercise price of $12.62 per share, based on the Nasdaq closing price on June 26, 2007. The grant date fair value of these options, based on Black-Scholes valuation model, was $4.79 per option.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table and accompanying footnotes set forth certain information as of March 30, 2008 with respect to the ownership of our common stock by:

•             each person or group who beneficially owns more than 5% of our common stock;

•             each of our directors;

•             our Chief Executive Officer, Chief Financial Officer  and our three other highest paid executive officers whose total compensation exceeded $100,000 during the year ended December 31, 2007; and

•             all of our directors and officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired within sixty days from March 30, 2008, as a result of the exercise of options and warrants. Accordingly, common stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within sixty days of March 30, 2008, have been included in the table with respect to the beneficial ownership of the person or entity owning the options and warrants, but not with respect to any other persons or entities.

Applicable percentage of ownership for each holder is based on 7,859,890 shares of common stock outstanding on March 30, 2008, plus any presently exercisable stock options and warrants held by each such holder, and options and warrants held by each such holder that will become exercisable within sixty days after March 30, 2008.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned		Percentage of Common Stock
Executive Officers and Directors:
Robert S. Rosenschein	595,215	(2)	7.57%
c/o Answers Corporation, Jerusalem Technology Park, The Tower, Jerusalem 91481 Israel
Steven Steinberg	96,412	(3)	1.23%
c/o Answers Corporation, Jerusalem Technology Park, The Tower, Jerusalem 91481 Israel
Jeff Schneiderman	92,391	(4)	1.18%
c/o Answers Corporation, Jerusalem Technology Park, The Tower, Jerusalem 91481 Israel
Jeffrey S. Cutler	128,749	(5)	1.64%
Bruce D. Smith	80,019	(6)	1.02%
Jerry Colonna	36,622	(7)	*
Lawrence S. Kramer	32,545	(8)	*
Mark B. Segall	37,034	(9)	*
Edward G. Sim	38,107	(10)	*
Yehuda Sternlicht	21,622	(11)	*
Mark A. Tebbe	76,591	(12)	*
All directors and executive officers as a group (11 individuals)	1,235,307	(13)	15.72%
5% or greater stockholders:
Royce & Associates, LLC	962,610	(14)	12.25%
1414 Avenue of the Americas New York, NY 10019
Outboard Investments Limited	690,000	(15)	8.78%
BCM Cape Building Leeward Highway Providenciales, Turks and Caicos.

*	less than 1%

(1)	Unless otherwise indicated, the business address of each of the following is c/o Answers Corporation, 237 West 35th Street, Suite 1101, New York, NY 10001.

(2)	Consists of 300,960 shares of common stock and 294,255 shares of common stock issuable upon exercise of options.

(3)	Consists of 7,500 shares of common stock and 88,912 shares of common stock issuable upon exercise of options.

(4)	Consists of 92,391 shares of common stock issuable upon exercise of options.

(5)	Consists of 128,749 shares of common stock issuable upon exercise of options which expire in September 2008. Mr. Cutler’s employment as our Chief Revenue Officer was terminated in September 2007.

(6)	Consists of 5,000 shares of common stock and 75,019 shares of common stock issuable upon exercise of options.

(7)	Consists of 36,622 shares of common stock issuable upon exercise of options.

(8)	Consists of 2,500 shares of common stock and 30,045 shares of common stock issuable upon exercise of options.

(9)	Consists of 4,000 shares of common stock and 33,034 shares of common stock issuable upon exercise of options.

(10)	Consists of 916 shares of common stock and 37,191 shares of common stock issuable upon exercise of options.

(11)	Consists of 21,622 shares of common stock issuable upon exercise of options.

(12)	Consists of 40,062 shares of common stock and 36,529 shares of common stock issuable upon exercise of options.

(13)	Includes 874,369 shares of common stock issuable upon exercise of options.

(14)	Based on information included on Schedule 13G filed with the SEC on January 25, 2008

(15)	Based on information included on Schedule 13D filed with the SEC on December 18, 2007

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There have been no transactions, or proposed transactions, during the last two years, to which we were or will be a party, in which any director, executive officer, beneficial owner of more than 5% of our common stock or any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of these persons, had or is to have a direct or indirect material interest.

Any future transactions with officers, directors or 5% stockholders will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors who have access to our counsel or independent legal counsel at our expense.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our auditors for the year ended December 31, 2007 were Somekh Chaikin, Certified Public Accountants (Israel), members of KPMG International. We expect that KMPG will serve as our auditors for fiscal year 2008. All of the services described in the following fee table were approved by the Audit Committee.

	2007		2006
	$		$
Audit Fees (1)	453,286	(2)	216,000

Tax Fees (3)	43,632		3,750

Total	496,918		219,750

(1)

This category includes fees associated with the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements, for those fiscal years. Includes $180,000 and $104,100 accrued as of December 31, 2007 and 2006, respectively.

(2)	Also includes $116,000 of fees relating to the failed Lexico acquisition and the terminated follow-on offering of securities.

(3)	This category consists of services provided by KPMG for tax compliance. Includes $17,500 accrued as of December 31, 2007.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Document List:

1.	Financial Statements.

The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this report.

2.	Financial Statement Schedule.

None.

3.	Exhibits.

The exhibits to this report are as follows:

Exhibit No.	Description
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
10.23

Lease Agreement with 35th Street Associates to lease office space in the building known as 237 West 35th Street in New York, NY, dated April 29, 2005 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed May 4, 2005, and incorporated herein by reference)

10.24

Supplemental agreement to operating lease agreement between GuruNet Israel Ltd., Answers Corporation’s wholly-owned subsidiary (“Subsidiary”) and Jerusalem Technology Park Ltd. dated July 26, 2005 in connection with Subsidiary’s relocation to new office space (a summary of the principal terms of this lease was previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed July 28, 2005, and incorporated herein by reference)

10.25«

Amendment to Robert S. Rosenschein’s Amended and Restated Employment Agreement, dated as of November 27, 2006 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed November 29, 2006, and incorporated herein by reference)

10.26

Purchase Agreement dated November 2, 2006 among Answers Corporation, Interesting.com, Inc. and Chris Whitten (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed November 8, 2006, and incorporated herein by reference)

10.27

Non-Competition Covenant dated November 2, 2006 executed by Interesting.com, Inc. and Chris Whitten for the benefit of Answers Corporation (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32255) filed November 8, 2006, and incorporated herein by reference)

10.28+

Amendment No. 5 to Google Order Form, dated September 21, 2007 (Previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.29«

Amendment to Robert S. Rosenschein’s Amended and Restated Employment Agreement, dated as of November 6, 2007 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.30«

Amendment to Steve Steinberg’s Employment Agreement, dated as of November 6, 2007 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.31«

Amendment to Jeff Schneiderman’s Employment Agreement, dated as of November 6, 2007 (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.32«

Amendment to Bruce Smith’s Employment Agreement, dated as of November 6, 2007 (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.33

Purchase Agreement dated July 13, 2007 among Answers Corporation, Lexico Publishing Group, LLC, Brian Kariger, as trustee of the Brian Patrick Kariger Charitable Remainder Unitrust Trust dated April 9, 2007, Brian Kariger, as trustee of the Brian Patrick Kariger Revocable Trust dated February 9, 2007, Daniel Fierro and Brian Kariger, as the sellers’ representative (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed July 17, 2007, and incorporated herein by reference)

10.34

Bonus Plan/Documents Escrow Agreement, dated July 13, 2007 among Answers Corporation, Lexico Publishing Group, LLC, Brian Kariger, as trustee of the Brian Patrick Kariger Charitable Remainder Unitrust Trust dated April 9, 2007, Brian Kariger, as trustee of the Brian Patrick Kariger Revocable Trust dated February 9, 2007, Daniel Fierro, Brian Kariger, as seller representative and American Stock Transfer & Trust Co. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32255) filed July 17, 2007, and incorporated herein by reference)

10.35

Indemnity Escrow Agreement, dated July 13, 2007 among Answers Corporation, Brian Kariger, as trustee of the Brian Patrick Kariger Charitable Remainder Unitrust Trust dated April 9, 2007, Brian Kariger, as trustee of the Brian Patrick Kariger Revocable Trust dated February 9, 2007, Daniel Fierro, Brian Kariger, as seller representative and American Stock Transfer & Trust Co. (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-32255) filed July 17, 2007, and incorporated herein by reference)

10.36

First Amendment to the Purchase Agreement, dated as of July 31, 2007, between Answers Corporation and Brian Kariger, as Sellers Representative (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed August 6, 2007, and incorporated herein by reference)

10.37

Second Amendment to the Purchase Agreement, dated as of November 12, 2007, between Answers Corporation and Brian Kariger, as Sellers Representative (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed November 16, 2007, and incorporated herein by reference)

14.1	Code of Ethics and Business Conduct (Previously filed as Exhibit 14.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)
21.1*	List of Subsidiaries
23.1*	Consent of KPMG Somekh Chaikin, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended
32.1*^	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
32.2*^	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

(*)   Filed herewith.

(+)   Portions of this exhibit were omitted and filed separately with the U.S. Securities and Exchange Commission pursuant to a request for confidential treatment.

(^)   The certifications attached as Exhibit 32 accompany this Annual Report on Form 10-KSB pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by Answers Corporation for purposes of Section 18 of the Exchange Act.

(«)   Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Answers Corporation

By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein
Chief Executive Officer

Date: March 31, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Robert S. Rosenschein and Steve Steinberg, or any of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Signature	Capacity	Date

/s/ Robert S. Rosenschein	Chairman of the Board and	March 31, 2008
Robert S. Rosenschein	Chief Executive Officer (Principal Executive Officer)

/s/ Steven Steinberg	Chief Financial Officer	March 31, 2008
Steven Steinberg	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jerry Colonna	Director	March 31, 2008
Jerry Colonna

/s/ Lawrence S. Kramer	Director	March 31, 2008
Lawrence S. Kramer

/s/ Mark B. Segall	Director	March 31, 2008
Mark B. Segall

/s/ Edward G. Sim	Director	March 31, 2008
Edward G. Sim

/s/ Yehuda Sternlicht	Director	March 31, 2008
Yehuda Sternlicht

/s/ Mark A. Tebbe	Director	March 31, 2008
Mark A. Tebbe