Form 10-Q
period 2008-03-31
Answers CORP
filed 2008-05-12
CIK 1283073

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2008

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

Yes      ☒                       No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      ☐                       No      ☒

The number of the registrant’s shares of common stock outstanding was 7,859,890 as of May 9, 2008.

ANSWERS CORPORATION

FORM 10-Q

INTRODUCTORY NOTE

This Report on Form 10-Q for Answers Corporation (“Answers” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, which are discussed in Part II, Item 1A, “Risk Factors” and in other sections of this Form 10-Q and in our other filings with the Securities and Exchange Commission.  These risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make.

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Answers Corporation and Subsidiary

Consolidated Balance Sheets (unaudited, in thousands except share and per share data)

	March 31	December 31
	2008	2007
	$	$
Assets

Current assets:
Cash and cash equivalents	5,462	6,778
Investment securities	—	700
Accounts receivable	1,272	1,448
Prepaid expenses and other current assets	681	487
Total current assets	7,415	9,413

Long-term deposits (restricted)	209	196

Deposits in respect of employee severance obligations	1,411	1,232

Property and equipment, net of $1,577 and $1,615 accumulated depreciation as of March 31, 2008 and December 31, 2007, respectively	1,087	1,012

Other assets:
Intangible assets, net of $2,649 and $2,352 accumulated amortization as of March 31, 2008 and December 31, 2007, respectively	4,470	4,766
Goodwill	437	437
Prepaid expenses, long-term, and other assets	231	275
Deferred charges (Lexico acquisition and public offering)	—	1,267
Total other assets	5,138	6,745

Total assets	15,260	18,598

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	444	968
Accrued expenses	882	1,045
Accrued compensation	754	551
Deferred revenues	10	16
Total current liabilities	2,090	2,580

Long-term liabilities:
Liability in respect of employee severance obligations	1,548	1,233
Deferred tax liability	17	14
Total long-term liabilities	1,565	1,247

Commitments and contingencies

Stockholders’ equity:
Preferred stock: $0.01 par value; 1,000,000 shares authorized, none issued	—	—
Common stock; $0.001 par value; 30,000,000 shares authorized; 7,859,890 shares issued and outstanding as of March 31, 2008 and December 31, 2007	8	8
Additional paid-in capital	74,393	73,893
Accumulated other comprehensive loss	(27)	(28)
Accumulated deficit	(62,769)	(59,102)
Total stockholders’ equity	11,605	14,771

Total liabilities and stockholders’ equity	15,260	18,598

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Operations (unaudited, in thousands except share and per share data)

	Three months ended March 31
	2008	2007
	$	$

Revenues:
Advertising revenue	3,013	2,884
Answers service licensing	18	77
Subscriptions	—	425
	3,031	3,386

Costs and expenses:
Cost of revenue	1,393	1,144
Research and development	875	722
Sales and marketing	762	982
General and administrative	1,131	926
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	2,543	—
Total operating expenses	6,704	3,774

Operating loss	(3,673)	(388)

Interest income, net	55	100
Other expense, net	(38)	(15)

Loss before income taxes	(3,656)	(303)

Income taxes	(11)	—

Net loss	(3,667)	(303)

Basic and diluted net loss per common share	(0.47)	(0.04)

Weighted average shares used in computing basic and diluted net loss per common share	7,859,890	7,826,584

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Cash Flows (unaudited, in thousands)

	Three months ended March 31
	2008	2007
	$	$
Cash flows from operating activities:
Net loss	(3,667)	(303)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	448	448
Deposits in respect of employee severance obligations	(179)	(62)
Increase in liability in respect of employee severance obligations	311	179
Stock-based compensation to employees and directors	501	525
Write-off of amounts relating to the terminated Lexico acquisition and abandoned follow-on offering, paid in prior periods	663	—
Loss on disposal of property and equipment	3	—
Decrease in deferred tax asset	3	—
Gains from exchange rates forward contracts, net	(38)	—
Exchange rate losses	38	15
Changes in operating assets and liabilities:	—	—
Increase in accounts receivable and other current assets	(22)	(58)
Decrease (increase) in prepaid expenses and other assets	33	(201)
Decrease in accounts payable	(176)	(122)
Increase (decrease) in accrued expenses and other current liabilities	280	83
Decrease in deferred revenues	(6)	(441)
Net cash provided by (used in) operating activities	(1,808)	63

Cash flows from investing activities:
Capital expenditures	(231)	(298)
Decrease (increase) in long-term deposits	(13)	1
Purchases of investment securities	—	(3,203)
Proceeds from sales of investment securities	700	2,517
Net cash provided by (used in) investing activities	456	(983)

Cash flows from financing activities:
Exercise of common stock options	—	142
Net cash provided by financing activities	—	142

Effect of exchange rate changes on cash and cash equivalents	36	(12)
Net decrease in cash and cash equivalents	(1,316)	(790)

Cash and cash equivalents at beginning of period	6,778	4,976

Cash and cash equivalents at end of period	5,462	4,186

Supplemental disclosures of cash flow information:
Income taxes paid	2	1

Non-cash investing activities:
Unrealized net loss from securities	—	1

The accompanying notes are an integral part of these consolidated financial statements.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Business

Answers Corporation (the “Parent”) was founded as a Texas corporation on December 22, 1998, and reorganized as a Delaware corporation in April 1999. On December 27, 1998, the Parent formed a subsidiary based in Israel (the “Subsidiary”), primarily for the purpose of providing research and development services to the Parent. The Parent and its wholly owned Subsidiary are collectively referred to as the “Company.” The Parent is a public company and trades on the Nasdaq Global Market under the symbol “ANSW”.

As of March 31, 2008, approximately $376 thousand of the Company’s net assets were located outside of the United States.

The Company provides answer-based search services to users primarily through its websites, Answers.com and WikiAnswers.com.

In the first quarter of 2008, the Company’s planned acquisition of Lexico Publishing Group LLC and the related planned offering of securities were terminated due to unfavorable market conditions. As a result, the Company recorded a charge to its statement of operations, amounting to approximately $2.54 million. See note 4 (f) for further details.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Answers Corporation and its Subsidiary and are presented in accordance with accounting principles generally accepted in the United States. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Revenue Recognition

The Company, through its websites Answers.com and WikiAnswers.com, generates revenues via advertising in the form of sponsored links and image ads. This includes both pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, the Company earns revenue based on the number of clicks associated with such ads. In the paid-for-impression model, the Company’s revenue is derived from the display of ads.

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

During the three months ended March 31, 2008, the Answers.com and WikiAnswers.com Web properties accounted for $1,828 thousand and $1,185 thousand of the Company’s advertising revenue, respectively. During the three months ended March 31, 2007, the Answers.com and WikiAnswers.com Web properties accounted for $2,768 thousand and $116 thousand of the Company’s advertising revenue, respectively.

Accounting for Stock-Based Compensation

The fair value of stock options granted to employees and directors, is estimated at the date of grant using the Black-Scholes option-pricing model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, expected interest rates and the expected volatility.

Through December 31, 2006, due to the lack of adequate history of its own stock volatility, the Company estimated its own expected stock volatility based on the historical stock volatility of three other comparable publicly held companies. During 2007, as the Company accumulated its own volatility history over longer periods of time, the Company’s assumptions about its stock price volatility were based on a rate that has been derived by taking into consideration the volatility rates of the aforesaid comparable publicly held companies as well as its own historical volatility rates. Beginning in 2008, the Company estimates its expected stock volatility based on its own historical stock volatility rates only.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Derivatives and hedging

The Company accounts for derivatives and hedging based on Statement of Financial Accounting Standards 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivatives meet the definition of a hedge and are so designated, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings.

During the first quarter of 2008, the Subsidiary entered into option contracts to hedge certain foreign currency denominated expenses. These derivatives were not designated as hedging instruments under the rules of SFAS 133 and, therefore, the net gains (losses) are recognized in earnings as they occur. Such gains amounted to $38 thousand, and are included in operating expenses as follows:

$ (in thousands)

Cost of revenue	5
Research and development	20
Sales and marketing	2
General and administrative	11

38

Recently Issued Accounting Standards

In March 2008, the FASB issued Statement of Financial Accounting Standards 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company does not expect the adoption of SFAS 161 to have a material effect on its consolidated financial statements.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 3 – Stockholders’ Equity

General

The following table summarizes the changes in the Company’s stockholders’ equity during the three-month period ending March 31, 2008:

$ (in thousands)

December 31, 2007	14,771

Stock-based compensation	501
Net loss for the period	(3,667)

March 31, 2008	11,605

Stock Warrants

As of March 31, 2008, there were 1,157,763 outstanding stock warrants with a weighted average exercise price of $16.21. All warrants are exercisable immediately. No warrants were exercised during the three months ended March 31, 2008.

Stock Options

During the three months ended March 31, 2008, the Company granted a total of 18,300 stock options to its employees and officers at an exercise price of $5.22 per option. All such options were granted under the Company’s 2005 Plan. Additionally, during the same period, 7,706 stock options were forfeited.

As of March 31, 2008, 104,784 and 109,158 options were available for grant under the 2005 Plan and the 2004 Stock Plan, respectively. All Prior Option Plans are closed for future grants.

The total fair value of stock options vested during the first quarter of 2008, amounted to $501 thousand and was recorded as stock-based compensation expense. No stock options were exercised during the three months ended March 31, 2008.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4 - Commitments and Contingencies

(a)          Future minimum lease payments under non-cancelable operating leases for office space and cars, as of March 31, 2008, are as follows:

Year ending December 31	$ (in thousands)

2008 (nine months ending December 31, 2008)	337
2009	403
2010	240
2011	1

981

Rental expense for operating leases for the quarter ended March 31, 2008, and March 31, 2007 was approximately $133,000, and $122,000, respectively.

(b)         A bank guarantee given to the Subsidiary’s landlord, is secured by a restricted long-term deposit of $113,000 and collateralized by some of the Subsidiary’s bank deposits (as of March 31, 2008, such deposits amounted to $645,000).

(c)          In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, property leases, web-hosting, marketing and investor relations arrangements. As of March 31, 2008, the total future commitments under these arrangements amount to approximately $1,128,000.

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

(e)          From time to time, the Company receives various legal claims incidental to its normal business activities, such as intellectual property infringement claims and claims of defamation and invasion of privacy. Although the results of claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 4 - Commitments and Contingencies (cont’d)

(f)            On July 13, 2007, the Company entered into a Purchase Agreement to acquire all of the outstanding limited liability interests of Lexico Publishing Group, LLC for an aggregate purchase price of $100 million in cash, subject to adjustments for closing net working capital. Consummation of the acquisition of Lexico was subject to the Company’s ability to secure financing for the acquisition.

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

On March 1, 2008, the members of Lexico terminated the purchase agreement, due to the Company’s inability to finance the acquisition. As a result of the termination of the purchase agreement, the Company reimbursed $500,000 of the sellers’ transaction-related legal and accounting expenses, as provided for in the Purchase Agreement.

Additionally, in connection with the Lexico transaction, on January 15, 2008, the Company entered into a Securities Purchase Agreement with an institutional investor, or the senior notes investor, for the optional purchase and sale of $8.5 million aggregate principal amount of its senior secured convertible notes due 2010, or the senior secured convertible notes. The Company’s intent was to close the senior secured convertible notes financing in conjunction with its follow-on offering, if it needed such funds to close the Lexico acquisition. Since the Company’s purchase agreement with Lexico was terminated, the Securities Purchase Agreement has also been terminated and the Company paid the senior secured convertible notes investor a termination fee of $425,000, as provided for in the Securities Purchase Agreement.

In addition to the payments to Lexico and the senior notes investor, aggregating $925,000, the Company incurred approximately $1,270,000 and $348,000 of costs, including legal, accounting, banking, consulting and travel costs, in 2007 and in the first quarter of 2008, respectively, in connection with the proposed acquisition of Lexico and follow-on offering. The payments to Lexico, to the senior notes investor, and the additional costs, collectively $2,543,000, are included in the operating expenses on the Company’s statement of operations for the three months ended March 31, 2008.

Note 5 – Major Customer

During the first quarter of 2008, the vast majority of the Company’s advertising revenue was generated through the efforts of third party suppliers (the “Monetization Partners”). Additionally, during the three months ending March 31, 2008 and 2007, the Company earned approximately 76% and 66% of its advertising revenue, respectively, through one of its Monetization Partners.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this report. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report and in our annual report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Additionally, for a description of our Web property usage measurements, you should refer to our annual report on Form 10-K. See also “Forward-Looking Statements” in Part II, Item 1A. of this report.

Overview

We are a leading online answer engine. Our Web properties currently consist of Answers.com and WikiAnswers.com. We offer information related to over 5 million topics based on content from brand-name publishers, and our WikiAnswers community answers.  Answers.com combines and presents targeted information from disparate sources and delivers answers to users’ questions in a single consolidated view. WikiAnswers.com is a user-generated content, or UGC, community-based question and answer site. According to comScore, a global Internet information provider, our Web properties had approximately 17.2 million unique visitors in March 2008, which ranks Answers Corporation number 53 in the top U.S. Web properties. Our goal is to become the premier online provider of, and leading destination for, answers on any topic.

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

On July 17, 2007, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission which was declared effective on August 6, 2007.  The registration statement covers up to an aggregate of $140 million of common stock, preferred stock, warrants, debt securities, units or any combination thereof. On January 16, 2008, we filed a prospectus supplement for a proposed public offering which we later amended on February 8, 2008.  On February 13, 2008 we canceled our proposed public offering due to unfavorable market conditions.

On March 1, 2008, the members of Lexico terminated the purchase agreement, due to our inability to finance the acquisition.  As a result of the termination of the purchase agreement and in accordance therewith, we reimbursed $500,000 of the sellers’ transaction-related legal and accounting expenses.

Additionally, in connection with the Lexico transaction, on January 15, 2008, we entered into a Securities Purchase Agreement with an institutional investor, or the senior notes investor, for the optional purchase and sale of $8.5 million aggregate principal amount of our senior secured convertible notes due 2010, or the senior secured convertible notes. Our intent was to close the senior secured convertible notes financing in conjunction with our follow-on offering, if we needed such funds to close the Lexico acquisition. Since our purchase agreement with Lexico was terminated, the Securities Purchase Agreement also terminated and pursuant to the Securities Purchase Agreement we have paid the senior notes investor a termination fee of $425,000.

In addition to the payments to Lexico and the senior notes investor noted above, aggregating $925,000, we incurred approximately $1,270,000 of costs, in 2007, which were reflected as deferred costs on our December 31, 2007 balance sheet, for various matters including legal, accounting, banking, consulting and travel in connection with the proposed acquisition of Lexico and follow-on offering. Further, we incurred an additional $348,000 of such costs in the first quarter of 2008. Those additional costs and the aforesaid payments to Lexico and the senior notes investor, which, in aggregate, amount to $2,543,000, were charged to operations in the first quarter of 2008.

Acquisitions

WikiAnswers

On November 2, 2006, we acquired WikiAnswers and certain other assets for an aggregate of $2 million in cash. In connection with the allocation of the purchase price, we recorded goodwill of approximately $437 thousand and intangible assets, with estimated useful lives of three to ten years, of approximately $1,563 thousand. Since the date of the acquisition the revenues and operating expenses of WikiAnswers have been included in our results of operations.

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

In June 2006, we completed our initial beta integration of the Brainboost technology into Answers.com as Answers from the Web. We plan to evaluate further developing this technology through enhancements to its accuracy, range and speed.

Revenue

Traffic

Our revenue is primarily driven by the traffic generated by our Web properties and our ability to effectively monetize that traffic. Our current sources of traffic include the following:

•             Search engines:  Users submit queries and algorithm search engines respond by generating a list of Web pages that they deem likely to offer the most relevant content. When our pages rank high in the algorithmic systems of search engines, our results are more likely to be accessed by users. For the first quarter of 2008, according to our internal estimates, this source of traffic represented approximately 70% of our traffic.

•             Google’s definition link:  We have an informal, non-contractual relationship with Google under which Google links certain search results related to definitional queries to Answers.com. For the first quarter of 2008, according to our internal estimates, this source of traffic represented approximately 10% of our traffic.

•             Direct users:  Users visiting and returning to our home pages, and to a far lesser extent, arriving from Web properties that send us traffic, or via 1-Click Answers and AnswerTips. For the first quarter of 2008, according to our internal estimates, direct users represented approximately 20% of our traffic.

Since most of our traffic originates from search engines, we expend considerable resources improving the volume and optimizing the monetization of this traffic. The industry commonly refers to such efforts as search engine optimization, or SEO. Our Web properties have at times experienced decreases in traffic, and consequently decreases in revenue, due to search engine actions, including actions by Google and Yahoo! that took place in 2007. In July 2007, a search engine algorithm adjustment by Google led to a drop in Google directed traffic to Answers.com. This adjustment reduced our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue also declined proportionately. We have not been able to reverse the impact of this adjustment, and we do not anticipate that we will recover the lost traffic and revenue. In response to the Google algorithm adjustment, we reduced our headcount and related compensation costs, reducing our base payroll expenses by approximately 12%. In September 2007, Yahoo! briefly dropped our content from its search index. This action was reversed within a week, and we have recovered all of our Yahoo! directed traffic.

We continuously seek to improve the user experience of visitors to our Web properties, which we believe leads to increased pages per visit, or stickiness, and return visits, or user-retention. We seek to increase stickiness and user-retention by adding new features, enhancing user interfaces and adding new content to our Web properties.

Monetization

Advertising Revenue.  We earn almost all of our revenue from advertising. There are two primary categories of Internet advertising: pay-per-performance, or most commonly cost per click, or CPC, and pay-per-impression, or cost per 1,000 impressions, or CPM. In the pay-for-performance model we earn revenue based on the number of clicks associated with an ad; in the paid-for-impression model we derive revenue from the display of ads. We work with third party ad networks that we believe optimize the average amount of revenue we earn per page view. Third party ad networks generally compensate us by paying us a portion of the revenue they earn from advertisers for our provision of promotional space on our Web properties. Additionally, in the fourth quarter of 2006, we began marketing directly to advertisers and generating direct advertising revenue. While our direct advertising efforts has the potential to be a driver of future monetization improvements, the results of our direct ad sales team have not yet reached desired levels.

We gauge the effectiveness of our monetization efforts and trends by measuring our revenue per thousand page views, or RPM. In our

Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2007, we reported RPM based on website queries, or traffic, directly to one of our Answers.com topic pages. Beginning with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2007, we refer to RPM based on page views. Page views include traffic directly to the Answers.com home page, but exclude lookups conducted through 1-Click Answers, AnswerTips and traffic from partners who pay us for providing them our answer-based services. Page views are the more widely recognized industry standard traffic metric. Based upon our internal analysis, we estimate the number of Answers.com page views to be approximately 13% higher than the number of our previously reported Answers.com queries. This difference is primarily attributable to home page visits in the page view traffic estimates. RPM in the first quarter of 2007 reported in this quarterly report, have been modified to conform to the new methodology and are approximately 13% lower than the amount reported prior to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2007. Our methodology for reporting the WikiAnswers RPM has remained the same since we have begun reporting such information.

We believe that the primary factor that has the potential of improving our Web properties’ RPM, is selling ads directly through our own sales force. While our direct advertising efforts have the potential to become a driver of future monetization improvements, the results of our direct ad sales team have not yet reached desired levels.

Two of our third party ad networks, Google and Shopping.com, accounted for approximately 76% and 5%, respectively, of our total revenue in the first quarter of 2008 and approximately 66% and 9%, respectively, of our total revenue in the first quarter of 2007. In addition to Google and Shopping.com, we utilize the services of other third party ad networks that provide us with ads. Although there are many companies that provide third party ad networks, the loss of Google as a third party ad network could have a material adverse impact on our financial condition, as we may not succeed in receiving terms and ad services as favorable as those provided under our Google Services Agreement (GSA). While the drop in traffic due to the July 2007 Google search engine algorithm adjustment impacted our aggregate advertising revenue, it did not affect our contractual relationship with Google under the GSA, which was last renewed for an additional two years, through January 31, 2010.

Licensing Revenue.  We also earn revenues from partners that pay us for providing them with our answer-based services that they then use in their own products, via co-branded Web pages. Revenue from these arrangements are based on various formulas, including fees based on the number of user queries and fixed periodic fees.

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

Costs and Expenses

Cost of Revenue

Cost of revenue consists of fees to third party providers of content, Web search service fees, ad serving fees, amortization of the cost of acquired software used in our products, data center costs including depreciation of information technology assets, contractual revenue sharing fees to various Web property operators for visitors directed to our Web properties, or traffic acquisition costs, as well as the compensation, travel and overhead costs relating to personnel who are responsible for content editing and integration, production operations and customer support. As a result of our migration to a collocation facility for hosting our Web properties, from our current managed hosting facility, we anticipate operating both facilities during the transition period, in the second and third quarters of 2008, which will cause cost of revenues to rise during those quarters. Notwithstanding, generally, as revenues increase, we expect our cost of revenue as a percentage of revenue to decrease, since many of its components, such as content licensing, are not directly tied to revenue.

Research and Development Expenses

Research and development expenses consist of compensation, travel and overhead costs of personnel conducting research and development of our products and services, and consulting costs. Our research and development team works primarily on projects to improve and enhance user interface, product functionality, monetization, disambiguation, scalability and performance. We generally expect that our research and development expenses will decline as a percentage of revenue as we grow our revenue.

Sales and Marketing Expenses

Sales and marketing expenses consist of compensation, travel and overhead costs of personnel in-charge of sales and marketing, WikiAnswers community management, and product management, public relations, marketing and market information services, and advertising and promotional costs. We generally expect that our sales and marketing expenses will decline as a percentage of revenue as we grow our revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, travel and overhead costs for financial, legal and administrative personnel, insurance fees, fees for professional services, including investor relations, legal, accounting and other consulting fees, amortization of domain names, and other general corporate expenses. Overhead costs consist primarily of rent, telecommunications, utilities and depreciation expenses. We generally expect that our general and administrative expenses will decline as a percentage of revenue as we grow our revenue.

Termination fees and write-off of cost relating to the terminated Lexico acquisition and abandoned follow-on offering

In the first quarter of 2008, we recorded a charge of $2,543 thousand consisting of $1,618 thousand of accounting, legal, banking, consulting and travel costs we incurred in 2007 and in the first quarter of 2008, in connection with the abandoned acquisition of Lexico and follow-on offering of securities, and $925 thousand relating to termination fees we paid as a result of the termination of the acquisition and follow-on offering.

Stock-Based Compensation

New employees typically receive stock option awards within three months of their start date. We also grant additional stock option awards to existing employees and directors, usually once a year. We account for stock-based awards under SFAS No. 123 (revised 2004), “Share-Based Payments”, or SFAS 123R, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period awards are expected to vest. Prior to January 1, 2006, we accounted for stock-based awards to employees and directors under the intrinsic value method, which followed the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”
(APB 25). The intrinsic value method of accounting resulted in compensation expense for stock options to employees and directors to the extent option exercise prices were set below the market value of our stock on the date of grant. Costs resulting from stock-based compensation are part of our compensation expense and are included in the operating expense categories in our Statement of Operations.

Interest Income Net

Interest income, net primarily consists of interest income earned on cash, cash equivalent and investment securities balances.

Other Expenses

Other expenses consist primarily of foreign currency exchange gains and losses.

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

Our Israeli subsidiary had income in the three months ended March 31, 2008 and 2007, resulting from the services agreement we entered into with such Israeli subsidiary. Pursuant to this agreement, the Israeli subsidiary charges us for research and development services it provides us, plus 12.5%. However, the subsidiary is an “approved enterprise” under Israeli law, which means that income arising from the subsidiary’s approved activities, is subject to zero tax under the “alternative benefit” path for a period of ten years. Currently, the subsidiary operates under two separate “approved enterprise” plans, ending December 31, 2009 and December 31, 2014, respectively. In the event of distributions by the subsidiary to the parent, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax to be withheld at source on the amounts of such distribution received. At present, we do not plan on having the subsidiary distribute a dividend to Answers Corporation.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

Revenue

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands)

Answers.com advertising revenue	$1,828	$2,768	$(940)
WikiAnswers advertising revenue	1,185	116	1,069
Answers services licensing revenue	18	77	(59)
Subscription revenue		425	(425)
	$3,031	$3,386	$(355)

Revenue decreased $355 thousand, or 10%, to $3,031 thousand for the three months ended March 31, 2008 from $3,386 thousand for the three months ended March 31, 2007, which included $425 thousand of subscription revenue.

Answers.com advertising revenue for the three months ended March 31, 2008 decreased $940 thousand compared to the three months ended March 31, 2007, almost entirely due to decreases in traffic.  Answers.com average daily page views in the three months ended March 31, 2008 were 3,641,000, a decline of 33% compared to the average daily page views of 5,470,000 in the three months ended March 31, 2007. The Answers.com RPM during those periods were almost identical. The decline in traffic is primarily due to the July 2007 Google algorithm change that significantly impacted Answers.com traffic, reducing our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue also declined proportionately. We have not yet been able to reverse the impact of this adjustment, and we do not anticipate that we will recover the lost traffic and revenue. Since the Google adjustment, we suspended our strategy of licensing new content , and, consequently, we are not experiencing growth in Answers.com traffic. Historically, we operated on the premise that adding rich unique content to Answers.com positively impacted the site’s traffic growth, guided by the principle that rich unique content was not only appreciated by the human user, rather, it was also highly valued by the search engines and their content indexing programs. While Answers.com still receives significant SEO traffic to its rich content pages, it is not clear whether licensing additional content would yield a positive return. We continue to explore different initiatives to overcome the decline in Answers.com traffic, but there is no assurance we will succeed in achieving renewed growth for Answers.com.

WikiAnswers.com advertising revenue for the three months ended March 31, 2008 increased $1,069 thousand compared to the three months ended March 31, 2007, due to increases in traffic, and to a lesser extent, due to improvement in RPM.  WikiAnswers.com average daily page views in the three months ended March 31, 2008 were 1,885,000, an increase of 543% compared to the average daily page views of 293,000 in the three months ended March 31, 2007. We believe that the dramatic growth that WikiAnswers has experienced since we acquired it, in November 2006, is primarily due to the unique dynamics of the site. As our database of questions and answers grows, we draw new traffic, primarily from SEO, which in turn results in the creation of new questions and answers, or new content, which in turn drives additional growth. This is a self-perpetuating growth model. The WikiAnswers.com RPM during those periods rose from $4.40 to $6.98, primarily due to the inclusion of WikiAnswers under our Google Services Agreement, replacing the standard Adsense agreement that was entered into prior to our acquisition of WikiAnswers.

Approximately $231 thousand and $94 thousand of our advertising revenue in the three months ended March 31, 2008 and 2007, respectively, resulted from the efforts of our direct ad sales force. Our direct ad sales efforts, to date, have not yet delivered the level of sales that we originally anticipated when we embarked on this effort. We believe this is because direct ad sales are less suited to the Answers.com property than we had previously projected, due to the reference nature of the site. Additionally, the slow growth that the Answers.com property has experienced has hampered direct ad sales efforts. Notwithstanding, we believe that the different characteristics of WikiAnswers may interest the advertising community, since users asking questions may be more interested in a product or service. For example, a user asking, “how do I fix a carburetor on a 2006 Chevy Impala?” is more likely to click on an advertisement for carburetor repair services than users searching for reference information on Answers.com.

Subscription revenue in the three months ended March 31, 2007 of $425 thousand resulted from the recognition of revenue from the sale of lifetime subscriptions to our GuruNet service prior to December 2003. As of December 31, 2006, we had approximately $425 thousand of deferred revenue relating to these subscriptions. Prior to 2007, we did not recognize any revenue from the lifetime subscriptions to our GuruNet service because the subscriptions had no defined term. On February 2, 2007, in accordance with our rights under the agreements we entered into with such subscribers, we terminated the GuruNet service and thereby extinguished our service obligations to our subscribers. As a result, we recognized the entire $425 thousand previously deferred, as revenue, in the first quarter of 2007.

Revenue Trends by Web Property

The following table illustrates the historical trends of our two Web properties’ traffic, revenues and RPMs, by quarter, beginning the first quarter of 2007:

	2007				2008
	Q1	Q2	Q3	Q4	Q1

Ad Revenue ($ - in thousands)

Answers.com	2,768	2,551	1,861	2,270	1,828
WikiAnswers	116	177	304	704	1,185
Total	2,884	2,728	2,165	2,974	3,013

Answers.com	96%	94%	86%	76%	61%
WikiAnswers	4%	6%	14%	24%	39%
Total	100%	100%	100%	100%	100%

Traffic

Answers.com	5,470,000	4,890,000	3,730,000	3,924,000	3,641,000
WikiAnswers	293,000	440,000	639,000	1,152,000	1,885,000
Total	5,763,000	5,330,000	4,369,000	5,076,000	5,526,000

Answers.com	95%	92%	85%	77%	66%
WikiAnswers	5%	8%	15%	23%	34%
Total	100%	100%	100%	100%	100%

RPM
Answers.com	$5.62	$5.73	$5.42	$6.29	$5.56
WikiAnswers	$4.40	$4.42	$5.17	$6.64	$6.95

Since we purchased WikiAnswers in November 2006, the website has grown dramatically each quarter, both in terms of traffic and revenue. Conversely, beginning the second quarter of 2007, Answers.com’s quarterly traffic has generally declined. In 2008, we expect that Answers.com traffic will grow very moderately, or in fact decline, while we expect WikiAnswers will continue to grow rapidly. In the second half of 2008, we expect that WikiAnswers’ ad revenue will exceed that of Answers.com.

Costs and Expenses

Cost of Revenue

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands)

Cost of revenue	$1,393	$1,144	$249

Cost of revenue increased $249 thousand, or 22%, to $1,393, in the three months ended March 31, 2008 from $1,144 in the three months ended March 31, 2007. The increase in cost of revenue was due primarily to increases in data center costs of $78 thousand, including depreciation of information technology assets, increases in compensation costs, excluding stock-based compensation, of $61 thousand as a result of staffing additions and salary increases, increased stock-based compensation of $10 thousand, increases in content licensing costs of $14 thousand, increases in fees we pay to Google for web search of $11 thousand, increases in traffic acquisition costs of $12 thousand, and increases in ad serving fees of $14 thousand. Additionally, recruitment fees in the first quarter of 2008 were $29 thousand, where no such expense was incurred in the first quarter of 2007. Finally, the amortization expenses relating to intangible assets we purchased in connection with the WikiAnswers acquisition that took place in November 2006, decreased by $15 thousand to $16 thousand in the first quarter of 2008, compared to $31 thousand in the first quarter of 2007, due to the different useful lives of the assets we purchased.

Research and Development Expenses

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands)

Research and development	$875	$722	$153

Research and development expenses increased $153 thousand, or 21%, to $875 thousand in the three months ended March 31, 2008 from $722 thousand in the three months ended March 31, 2007. The increase in research and development expenses was due primarily to an increase of $143 thousand in compensation-related expenses, and increased stock-based compensation of $28 thousand. Those increases were partially offset by a reduction of $42 thousand in outside consulting services.

Sales and Marketing Expenses

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands)

Sales and marketing	$762	$982	$(220)

Sales and marketing expenses decreased $220 thousand or 22%, to $762 thousand during the three months ended March 31, 2008 from $982 thousand during the three months ended March 31, 2007. The decrease in sales and marketing expenses is due primarily to a decrease in compensation related expenses, excluding stock-based compensation, of $51 thousand, and a decrease in stock-based compensation of $135 thousand. These decreases resulted mostly from the termination of employment of our Chief Revenue Officer in the third quarter of 2007.

General and Administrative Expenses

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands)

General and administrative	$1,131	$926	$205

General and administrative expenses increased $205 thousand, or 22%, to $1,131 thousand during the three months ended March 31, 2008 from $926 thousand during the three months ended March 31, 2007. The increase in general and administrative expenses was due primarily to increases in compensation costs, excluding stock-based compensation, of $63 thousand, increases in stock-based compensation of $72 thousand,  increases in insurance costs of $20 thousand, and increases in accounting and legal fees of $29 thousand.

Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands)

Termination fees and write-off of cost relating to the terminated Lexico acquisition and abandoned follow-on offering	$2,543	$0	$2,543

During the three months ended March 31, 2008, we recorded a charge of $2,543 thousand for various costs and fees we incurred in connection with the terminated acquisition of Lexico and the follow-on offering of securities. There was no similar event in the three months ended March 31, 2007.

Interest Income, Net

	Three Months Ended March 31,
	2008	2007	Change
	(in thousands)

Interest income, net	$55	$100	$(45)

Interest income, net decreased $45 thousand, or 45%, to $55 thousand for the three months ended March 31, 2008 from $100 thousand for the three months ended March 31, 2007. The decrease in interest income resulted from lower average cash and investment securities balances, and lower short-term interest rates, during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007.

Other Expense, Net

	Three Months Ended March 31,
	2007	2006	Change
	(in thousands)

Other expense, net	$(38)	$(15)	$(23)

Other expense, net increased $23 thousand, or 153%, to $38 thousand during the three months ended March 31, 2008, from $15 thousand during the three months ended March 31, 2007. Other expenses in both periods resulted from foreign currency exchange net losses.

Income Tax (Expense) Benefit

We had net operating loss carryforwards, or NOLs, for federal income tax purposes of approximately $54 million at December 31, 2007, and approximately $49 million at December 31, 2006. The federal net operating losses will expire if not utilized on various dates from 2019 through 2027. Because we have experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on our ability to use $32 million of these carryforwards. Our best estimate at this time is that the annual limitation on the use of $32 million of our NOLs is approximately $1.8 million per year. Any unused portion of the $1.8 million annual limitation applicable to our restricted NOLs is available for use in future years until such NOLs are scheduled to expire. Our remaining NOLs are not currently subject to such limitations. Our Israeli subsidiary has capital loss carryforwards of approximately $800 thousand that can be applied to future capital gains for an unlimited period of time under current tax rules.

Liquidity and Capital Resources

Our principal sources of liquidity are cash, cash equivalents, and investment securities, which were $5,462 thousand as of March 31, 2008. In the three months ended March 31, 2008, our cash used in operations was $1,808 thousand. We have used cash in our operations in virtually every quarter since our inception. Our ability to generate cash from operations in the future will depend primarily on our ability to produce net income before non-cash expenses such as depreciation and amortization and stock-based compensation.

	Three Months Ended March 31,
	2008	2007
Net cash provided by (used in) operating activities	$(1,808)	$63
Net cash provided by (used in) investing activities	456	(983)
Net cash provided by financing activities	—	142

Operating Activities

Despite a net loss of $3,667 thousand in the first quarter of 2008, net cash used in operations was $1,808 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling items are the write-off of amounts relating to the terminated Lexico acquisition and abandoned follow-on offering, paid in prior periods of $663 thousand, $501 thousand of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, and depreciation and amortization of $448 thousand.

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

Investing Activities

Net cash provided by (used in) investing activities in the three months ended March 31, 2008 and 2007, is attributable almost entirely to the proceeds from the sale of investment securities, less cash used for purchases of investment securities, and cash used for capital expenditures, as delineated in our Consolidated Statement of Cash Flows.

Financing Activities

Cash flow from financing activities in the three months ended March 31, 2007 resulted from the exercise of stock options.

Future Operations

In connection with the abandoned proposed public offering and the terminated Lexico purchase agreement, we had to make cash payments of $1,878 thousand in the first quarter of 2008, in addition to the $665 thousand we already expended in 2007, for termination fees and costs relating to the terminated Lexico acquisition and abandoned follow-on offering. These payments had a material impact on the balance of our cash and cash equivalents and investment securities. Additionally, we expect that the collocation hosting facility we are establishing in 2008 will require an outlay of approximately $700 thousand in capital expenditures in 2008, above and beyond the $200 thousand we expended in the first quarter of 2008. Notwithstanding, we believe we have sufficient cash to meet our planned operating needs for the next twelve months, based on our current cash levels and expected cash flow from operations in 2008. However, our business strategy includes growth through additional business combinations and licensing or acquiring products and technologies complementary to our business, which could require use of a significant amount of our available cash. We are considering raising additional capital through future debt or equity financing to finance such initiatives. However, we cannot be certain that additional financing will be available on acceptable terms, or at all.

To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.

Contractual Obligations and Commitments

As of March 31, 2008, we had the following known contractual obligations and commitments (in thousands):

	Purchase Contracts	Operating Leases	Total(1)
2008 (nine months ending December 31, 2008)	541	337	878
2009	435	403	838
2010	130	240	370
2011	21	1	22

	1,127	981	2,108

(1)           The above table does not include unrecognized tax benefits of $302 thousand.

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

Quantitative and qualitative disclosures about market risk

Currency Risk.  Our revenue is denominated solely in U.S. dollars. Most of our expenses are also based in U.S. dollars, however, a very significant portion of our expenses are denominated in New Israel Shekels, or NIS. We expect this level of NIS expenses to continue for the foreseeable future. In 2007, the value of the U.S. dollar weakened against the value of NIS by 9%, and by an additional 8% during the first quarter of 2008. If the value of the U.S. dollar further weakens against the value of NIS, there will be a negative impact on our results of operations. In addition, to the extent we hold cash and cash equivalents that are denominated in currencies other than the U.S. dollar, we are subject to the risk of exchange rate fluctuations. We use various hedging tools, including forward contracts and options, to minimize the effect of currency fluctuations on our income.

Other Market Risk.  As of March 31, 2008, all of our excess cash was invested in money market accounts that we believe have no material exposure to the principal amount nor to interest rate risk. Historically, we did invest much of our excess cash in various highly liquid investments including auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods (“ARS’s”) of 28 days. Recently, many holders of ARS instruments have experienced liquidity difficulties due to the lack of sufficient demand for the securities on the reset dates. While we did hold some ARS’s as of December 31, 2007, we did not experience a loss upon the sale of those securities in the first quarter of 2008. Currently, we do not own any ARS’s, and we have ceased making any investments in ARS’s.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2007 and 2006, and our consolidated financial statements for the three months ended March 31, 2008 and 2007, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

In response to the search engine algorithm adjustment by Google in July 2007, we examined what impact this event might have on the recoverability of our long-lived assets in accordance with the guidance contained in SFAS 142 and 144. As a result of our analysis, we concluded that the carrying value of our assets has not been impaired. However, while we use available information to prepare our estimates and to perform impairment evaluations, our recoverability calculations and impairment tests require significant management judgment and estimates. These estimates include our projections of undiscounted cash flows and assumptions used in calculating projected RPM, page-views, and expenses. In addition, a certain degree of judgment was exercised in determining asset groups in accordance with generally accepted accounting principles. Had our estimates and assumptions differed, the accounting treatment might have resulted differently. Future actual results could differ significantly from the anticipated results as reflected in our analysis.

Accounting for Stock-based Compensation

We account for stock-based awards under SFAS No. 123R which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest, using the modified prospective method. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

With the exception of stock options granted to employees prior to May 12, 2004, the date of our first filing with the U.S. Securities and Exchange Commission in connection with our initial public offering, or IPO, we determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We also determine the fair value of stock options and warrants granted to non-employees, for accounting purposes, using the Black-Scholes valuation model. Prior to our IPO, in October 2004, the market value of the underlying stock was based on estimates, including volatility estimates that are inherently highly uncertain and subjective, since prior to our IPO there had been no public market for our stock. Subsequent to our IPO, through 2006, we did not have sufficient history to actually predict our volatility, therefore, our assumptions about stock price volatility were based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our actual stock price volatility. During 2007, as we accumulated our own volatility history over longer periods of time, our assumptions about our stock price volatility were based on a rate that was derived by taking into consideration the volatility rates of the aforesaid comparable publicly held companies as well as our own historical volatility rates. Beginning 2008, we are estimating our expected stock volatility based solely on our own historical stock volatility rates. Had we made different assumptions about the market value of our stock, stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different, in the three months ended March 31, 2008 and 2007.

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. We do not expect the adoption of SFAS 161 to have a material effect on its financial statements.

Quarterly Results

The following table sets forth our historical unaudited quarterly consolidated statement of operations data for 2006, 2007 and the first quarter of 2008. You should read this information together with our unaudited consolidated financial statements and the related notes appearing elsewhere in our filings. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarter Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2008
	(in thousands, except page view and RPM data)
Revenues:
Advertising revenue	$1,090	$1,457	$1,810	$2,461	$2,884	$2,728	$2,165	$2,974	$3,013
Answers services licensing	53	46	44	43	77	82	43	17	18
Subscriptions	11	8	4	2	425	—	—	—	—
	1,154	1,511	1,858	2,506	3,386	2,810	2,208	2,991	3,031
Costs and expenses:
Cost of revenue	684	808	844	1,071	1,144	1,320	1,179	1,247	1,393
Research and development	2,637	1,951	621	656	722	748	769	739	875
Sales and marketing	642	678	924	1,009	982	1,072	1,221	676	762
General and administrative	800	965	765	854	926	1,019	1,058	1,017	1,131
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	—	—	—	—	—	—	—	—	2,543

Total operating expenses	4,763	4,402	3,154	3,590	3,774	4,159	4,227	3,679	6,704

Operating loss	(3,609)	(2,891)	(1,296)	(1,084)	(388)	(1,349)	(2,019)	(688)	(3,673)
Interest income, net	141	145	144	123	100	112	88	85	55
Other income (expense), net	(3)	(201)	(17)	44	(15)	4	—	—	(38)

Loss before income taxes	(3,471)	(2,947)	(1,169)	(917)	(303)	(1,233)	(1,931)	(603)	(3,656)
Income taxes(1)	(2)	5	(12)	(59)	—	(14)	(19)	(15)	(11)

Net loss	$(3,473)	$(2,942)	$(1,181)	$(976)	$(303)	$(1,247)	$(1,950)	$(618)	$(3,667)

Other Data:
Adjusted EBITDA(2)	$(823)	$(737)	$(522)	$(207)	$160	$(306)	$(727)	$180	$(181)
Answers.com page views	2,920,000	3,030,000	3,400,000	4,340,000	5,470,000	4,890,000	3,730,000	3,924,000	3,641,000
WikiAnswers page views	—	—	—	—	293,000	440,000	639,000	1,152,000	1,885,000
Answers.com RPM	$4.15	$5.29	$5.79	$6.02	$5.62	$5.73	$5.41	$6.29	$5.56
WikiAnswers RPM	—	—	—	—	$4.40	$4.42	$5.17	$6.64	$6.95

(1)

The 2006 quarterly financial results as previously presented by us in reports and SEC filings, have been modified to account for an immaterial error in income tax expense involving an over-accrual of deferred income taxes relating to our subsidiary’s accumulated earnings, as a result of applying the distributed tax rate as opposed to the undistributed tax rate.

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

We believe that the presentation of Adjusted EBITDA provides useful information to investors because these measures enhance their overall understanding of the financial performance and prospects of our ongoing business operations. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods. Adjusted EBITDA is used by our management team to plan and forecast our business because it removes the impact of our capital structure (interest expense), asset base (amortization and depreciation), stock-based compensation expenses, taxes, foreign currency exchange rate differences and certain non-recurring revenues and expenses from our results of operations. More specifically, we believe that removing these impacts is important for several reasons:

•    Adjusted EBITDA disregards amortization of intangible assets and other specified costs resulting from acquisitions. Specifically, we exclude (a) amortization of acquired technology from our acquisition of Brainboost Technology, LLC, or Brainboost, developer of the Brainboost Answer Engine, which has been integrated into our Answers from the Web technology; (b) compensation expense resulting from the portion of the stock component of the Brainboost purchase price that was deemed compensation expense; (c) penalty payments to the sellers of Brainboost resulting from failure to timely register the common stock they received in connection with the acquisition;  (d) amortization of intangible assets relating to our acquisition of WikiAnswers; and (e) various costs and fees we incurred in connection with the terminated acquisition of Lexico and the abandoned follow-on offering of securities. We believe that excluding these expenses is helpful to investors, due to the fact that they relate to prior acquisitions and are not necessarily indicative of future operating expenses. While we exclude these expenses from Adjusted EBITDA we do not exclude the revenue derived from the acquisitions. The revenue attributable to WikiAnswers.com in 2007 and 2006 was $1,302 thousand and $62 thousand, respectively. The revenue attributable to our acquisition of the Brainboost technology is not quantifiable due to the nature of its integration.

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

We compensate for these limitations by providing specific information in the reconciliation to the GAAP amounts excluded from Adjusted EBITDA. A reconciliation of Adjusted EBITDA to net loss is as follows:

	Quarter Ended
	Mar. 31, 2006	Jun. 30, 2006	Sep. 30, 2006	Dec. 31, 2006	Mar. 31, 2007		Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2008
	(In thousands)
Net loss	$(3,473)	$(2,942)	$(1,181)	$(976)	$(303)		$(1,247)	$(1,950)	$(618)	$(3,667)
Interest income, net	(141)	(145)	(144)	(123)	(100)		(112)	(88)	(85)	(55)
Foreign currency exchange rate differences	3	(26)	17	(44)	15		(4)	—	—	38
Income taxes	2	(5)	12	59	—		14	19	15	11
Depreciation and amortization	285	310	315	382	448		444	464	442	448
Stock-based compensation	2,501	1,844	459	495	525		599	574	426	501
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	—	—	—	—	—		—	—	—	2,543
Cost related to August 2007 layoffs	—	—	—	—	—		—	254	—	—
Subscription revenue from lifetime subscriptions	—	—	—	—	(425	)(1)	—	—	—	—
Non recurring penalty payment in connection with registration of shares	—	227 (2)	—	—	—		—	—	—	—
Adjusted EBITDA	$(823)	$(737)	$(522)	$(207)	$160		$(306)	$(727)	$180	$(181)

(1)	Recognition of previously deferred revenue, following the termination of the GuruNet service in February 2007.

(2)	Non-recurring penalty payments that were paid to the sellers of Brainboost.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk. Our revenue is denominated solely in U.S. dollars. Most of our expenses are also based in U.S. dollars; however, we are subject to a significant amount of expenses that are denominated in New Israel Shekels (NIS). We expect this level of NIS expenses to continue in the foreseeable future. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on our results of operations. In addition, to the extent we hold cash and cash equivalents that are denominated in currencies other than the U.S. dollar; we are subject to the risk of exchange rate fluctuations. We often hedge a portion of our foreign currency commitments. Our derivative transactions are mainly designed to hedge short term cash flows related to anticipated expenses.

Other Market Risk. We invest most of our excess cash in highly liquid investments with an original maturity of three months or less.  Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk arising from our investments. Based on our investment policy, such instruments are highly rated by rating agencies and therefore we believe that there is no material exposure to the principal amount from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2008, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of March 31, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as detailed below:

•      We removed our controller as the information technology administrator for our enterprise resource management system in March 2008.

•      Our Board of Directors has adopted an approval policy, thus limiting the authority of certain officers to obligate us. Based on the new policy adopted by the Board in March 2008, no officer of ours has the authority to make payments, create obligations and take on commitments on behalf of Answers Corporation above a certain threshold amount without seeking prior Board approval.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors previously disclosed in our annual report on Form 10-K for the period ended December 31, 2007.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Amended and Restated Employment Agreement between GuruNet Israel, Ltd. and Caleb Chill dated as of March 1, 2008

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSWERS CORPORATION
(Registrant)

Date: May 12, 2008	By:	/s/ Robert S. Rosenschein

Robert S. Rosenschein
Chief Executive Officer

Date: May 12, 2008	By:	/s/ Steven Steinberg

Steven Steinberg
Chief Financial Officer
(Principal Financial Officer)