Form 10-Q
period 2008-06-30
Answers CORP
filed 2008-08-04
CIK 1283073

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2008

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated Filer   ☐          Accelerated filer         ☒            Non-accelerated filer           ☐

Smaller reporting company           ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of the registrant’s shares of common stock outstanding was 7,859,890 as of July 30, 2008.

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

PART I - FINANCIAL INFORMATION

Answers Corporation and Subsidiary

Consolidated Balance Sheets (unaudited, in thousands except share and per share data)

	June 30	December 31
	2008	2007
	$	$
Assets

Current assets:
Cash and cash equivalents	10,187	6,778
Investment securities	—	700
Accounts receivable	1,199	1,448
Prepaid expenses and other current assets	946	487
Total current assets	12,332	9,413

Long-term deposits (restricted)	285	196

Deposits in respect of employee severance obligations	1,524	1,232

Property and equipment, net of $1,748 and $1,615 accumulated depreciation as of June 30, 2008 and December 31, 2007, respectively	1,224	1,012

Other assets:
Intangible assets, net of $639 and $2,352 accumulated amortization as of June 30, 2008 and December 31, 2007, respectively	1,124	4,766
Goodwill	437	437
Prepaid expenses, long-term, and other assets	189	275
Deferred charges (Lexico acquisition and public offering)	—	1,267
Total other assets	1,750	6,745

Total assets	17,115	18,598

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	461	968
Accrued expenses	795	1,045
Accrued compensation	812	551
Warrant to purchase units of Series B preferred stock and warrants	3,511	—
Capital lease obligation – current portion	76	—
Deferred revenues	4	16
Total current liabilities	5,659	2,580

Long-term liabilities:
Liability in respect of employee severance obligations	1,647	1,233
Capital lease obligation, net of current portion	152	—
Deferred tax liability	20	14
Total long-term liabilities	1,819	1,247

Commitments and contingencies

Series A convertible preferred stock: $0.01 par value; stated value and liquidation preference of $100 per share; 6% cumulative annual dividend; 60,000 shares authorized, 60,000 and 0 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	55	—

Stockholders’ equity:
Preferred stock: $0.01 par value; 940,000 shares authorized, none issued	—	—
Common stock; $0.001 par value; 30,000,000 shares authorized; 7,859,890 shares issued and outstanding as of June 30, 2008 and December 31, 2007	8	8
Additional paid-in capital	76,989	73,893
Accumulated other comprehensive loss	(27)	(28)
Accumulated deficit	(67,388)	(59,102)
Total stockholders’ equity	9,582	14,771

Total liabilities and stockholders’ equity	17,115	18,598

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations (unaudited, in thousands except share and per share data)

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
	$	$	$	$

Revenues:
Advertising revenue	2,985	2,728	5,998	5,612
Answers service licensing	18	82	36	159
Subscriptions	—	—	—	425
	3,003	2,810	6,034	6,196

Costs and expenses:
Cost of revenue	1,416	1,320	2,809	2,464
Research and development	929	748	1,804	1,469
Sales and marketing	933	1,072	1,695	2,054
General and administrative	1,198	1,019	2,329	1,945
Write-off of the Brainboost Answer Engine	3,138	—	3,138	—
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	—	—	2,543	—
Total operating expenses	7,614	4,159	14,318	7,932

Operating loss	(4,611)	(1,349)	(8,284)	(1,736)

Interest income, net	18	112	73	212
Other income (expense), net	(11)	4	(49)	(12)

Loss before income taxes	(4,604)	(1,233)	(8,260)	(1,536)

Income tax expense	(15)	(14)	(26)	(14)

Net loss	(4,619)	(1,247)	(8,286)	(1,550)

Basic and diluted net loss per common share	(0.59)	(0.16)	(1.06)	(0.20)

Weighted average shares used in computing basic and diluted net loss per common share	7,859,890	7,853,818	7,859,890	7,840,140

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows (unaudited, in thousands)

	Six months ended June 30
	2008	2007
	$	$
Cash flows from operating activities:
Net loss	(8,286)	(1,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	831	892
Deposits in respect of employee severance obligations	(292)	(119)
Increase in liability in respect of employee severance obligations	402	214
Stock-based compensation to employees and directors	921	1,123
Write-off of the Brainboost Answers Engine	3,138	—
Write-off of amounts paid in prior periods, relating to the terminated Lexico acquisition and abandoned follow-on offering	663	—
Loss on disposal of property and equipment	3	—
Decrease in deferred tax asset	6	14
Gains from exchange rates forward contracts, net	(90)	—
Exchange rate losses	49	12
Changes in operating assets and liabilities:
Decrease in accounts receivable and other current assets	160	24
Decrease (increase) in prepaid expenses and other assets	86	(92)
Decrease in accounts payable	(161)	(49)
Increase (decrease) in accrued expenses and other current liabilities	247	(20)
Decrease in deferred revenues	(12)	(457)
Net cash used in operating activities	(2,335)	(8)

Cash flows from investing activities:
Capital expenditures	(303)	(448)
Increase in long-term deposits	(89)	(100)
Deferred charges relating to planned acquisition	—	(114)
Purchases of investment securities	—	(3,205)
Proceeds from sales of investment securities	700	3,321
Net cash provided by (used in) investing activities	308	(546)

Cash flows from financing activities:
Exercise of common stock options	—	145
Repayment of capital lease obligation	(11)	—
Redpoint financing, net of $620 thousand issuance costs	5,380	—
Net cash provided by financing activities	5,369	145

Effect of exchange rate changes on cash and cash equivalents	67	(27)
Net increase (decrease) in cash and cash equivalents	3,409	(436)

Cash and cash equivalents at beginning of period	6,778	4,976

Cash and cash equivalents at end of period	10,187	4,540

Supplemental disclosures of cash flow information:
Income taxes paid	4	5

Non-cash investing activities:
Acquisition of assets through capital lease obligation	239	—
Deferred charges relating to planned acquisition	—	190
Unrealized net loss from securities	—	1

Non-cash financing activities:
Increase in accrued dividends	15	—

The accompanying notes are an integral part of these consolidated financial statements.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Business

Answers Corporation (“the Parent”) was founded as a Texas corporation on December 22, 1998, and reorganized as a Delaware corporation in April 1999. On December 27, 1998, the Parent formed a subsidiary based in Israel (“the Subsidiary”), primarily for the purpose of providing research and development services to the Parent. The Parent and its wholly owned Subsidiary are collectively referred to as “the Company.” The Parent is a public company and trades on the Nasdaq Global Market under the symbol “ANSW”.

As of June 30, 2008, approximately $256 thousand of the Company’s net assets were located outside of the United States.

The Company provides answer-based search services to users primarily through its websites, Answers.com and WikiAnswers.com.

On June 16, 2008, the Company raised $6,000,000, before related fees and costs, in a private placement offering. See Note 5 for further details.

In an effort to improve monetization, in the fourth quarter of 2006, the Company began marketing directly to advertisers and generating additional advertising revenue. However, at the end of the second quarter of 2008, the Company decided to abandon that effort, and by the end of the third quarter of 2008, the direct sales staff will be leaving the Company. In connection with the winding down of this effort, the Company recorded a charge of $90,000, in the second quarter of 2008, to account for the estimated cost of terminating certain related service contracts and employment agreements.

In the second quarter of 2008, the Company abandoned its use of the Brainboost Answer Engine (see Note 4).

In the first quarter of 2008, the Company’s planned acquisition of Lexico Publishing Group LLC and the related planned offering of securities were terminated due to unfavorable market conditions. As a result, the Company recorded a charge to its statement of operations, amounting to approximately $2.54 million. See Note 8 (g) for further details.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Answers Corporation and its Subsidiary and are presented in accordance with accounting principles generally accepted in the United States. All significant intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The Company earned advertising revenue from its two web properties, as follows:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
	$ (in thousands)

Advertising revenue

Answers.com	1,485	2,551	3,313	5,319
WikiAnswers	1,500	177	2,685	293
	2,985	2,728	5,998	5,612

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

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Net Loss per Common Share

Basic and diluted net loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is the same as basic net loss per share as the inclusion of the Company’s outstanding common stock equivalents would be anti-dilutive.

The table below presents the computation of basic and diluted net loss per common share:

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007
	$ (in thousands, except share and per share data)

Net loss	(4,619)	(1,247)	(8,286)	(1,550)

Series A Convertible Preferred Stock dividends	(15)	—	(15)	—
Amortization of Series A Convertible Preferred Stock discounts	(40)	—	(40)	—

Net loss attributable to common shares	(4,674)	(1,247)	(8,341)	(1,550)

Weighted average shares used in computing basic and diluted net loss per common share	7,859,890	7,853,818	7,859,890	7,840,140

Basic and diluted net loss per common share	(0.59)	(0.16)	(1.06)	(0.20)

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

During the first half of 2008, the Subsidiary entered into option contracts to hedge certain foreign currency denominated expenses. These derivatives were not designated as hedging instruments under the rules of SFAS 133 and, therefore, the net gains (losses) are recognized in earnings as they occur. Such gains amounted to $90 thousand, and are included in operating expenses as follows:

$ (in thousands)

Cost of revenue	12
Research and development	48
Sales and marketing	4
General and administrative	26

90

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Recently Issued Accounting Standards

In March 2008, the FASB issued Statement of Financial Accounting Standards 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on its consolidated financial position, results of operations or cash flows.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1(FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. The Company is currently evaluating the potential impact of the adoption of FSP APB 14-1 on its consolidated financial statements.

Note 3 – Capital Leases

In April 2008, the Company entered into several capital lease agreements to purchase equipment for its new co-location server facility (see note 8 (b)). The capitalized leases are included in property and equipment as follows:

	As of June 30
	2008	2007
	$ (in thousands)

Computer equipment	239	—
Less: accumulated depreciation	(18)	—

	221	—

Note 4 – Brainboost Answer Engine

In December 2005, the Company acquired Brainboost Technology, LLC, developer of the Brainboost Answer Engine (“BAE”), an artificial intelligence technology enabling natural language question-and-answer search on the Web. As consideration for the acquisition, the Company paid $4.0 million in cash and 439,000 shares of its restricted stock, valued at approximately $5.6 million at the time of the acquisition. In connection with the initial allocation of the purchase price, the Company recorded an intangible asset, with an estimated useful life of six years, of approximately $5.4 million.

In the second quarter of 2008, the Company decided to focus its efforts, in the realm of questions-and-answers, solely on user-generated, questions-and-answers, and effectively abandoned its use of the BAE. This decision was implemented on May 25, 2008, when changes were made to Answers.com, virtually eliminating the use of the BAE. Additionally, the Company no longer has any staff assigned to this project, has no plans to reinstate the use of the BAE and considers it to have no further service potential.

As a result of the Company’s decision to effectively abandon its use of the BAE, the net book value of the BAE as of May 25, 2008, in the amount of $3,138,000, was written off, and the resulting charge is included in the Company’s operating expenses for the three and six months ended June 30, 2008.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5 – Redpoint Financing

On June 16, 2008, pursuant to a private placement of the Company’s securities, Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively, “Redpoint”) purchased $6,000,000 of the Company’s Series A Convertible Preferred Stock, initially convertible into 1,333,333 shares of common stock at a conversion price of $4.50 per share, and Common Stock Purchase Warrants exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share (“Series A Warrants”). Redpoint also received a warrant, exercisable until June 16, 2009, to purchase units of up to $7 million of Series B Convertible Preferred Stock and Common Stock Purchase Warrants exercisable for 636,364 shares of common stock (“Series B Warrants”). The Series B Convertible Preferred Stock is initially convertible into 1,272,727 shares of common stock at a conversion price of $5.50 per share. The Series B Warrants have an exercise price of $6.05 per share. After deducting placement agent fees and legal expenses, the Company’s net proceeds from the private placement were approximately $5,380,000. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Series A Warrants and the Series B Warrants are collectively referred to as the “Redpoint Securities”. The warrant to purchase units of Series B Convertible Preferred Stock and Series B Warrants is referred to as the “Unit Warrant”.

The Series A Convertible Preferred Stock has the rights and preferences set forth in the Company’s Certificate of Designations, which amended the Company’s Amended and Restated Certificate of Incorporation as of its date of filing on June 16, 2008 (see Note 6). The Series B Convertible Preferred Stock, if purchased by Redpoint pursuant to its Unit Warrant, will have similar rights and preferences as the Series A Convertible Preferred Stock.

In connection with the private placement the Company entered into a registration rights agreement with Redpoint, pursuant to which the Company agreed to register with the SEC for resale the common stock underlying the Redpoint Securities. In connection with the registration rights agreement, the Company agreed to pay a penalty of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price, as partial liquidated damages, for certain default events and subject to certain circumstances. The partial liquidated damages will trigger if the registration statement is not filed by August 15, 2008, or if the Company fails to file a request for acceleration of effectiveness, or if the registration statement is not declared effective by November 13, 2008, or ceases to remain continuously effective. The Company also agreed to use its reasonable best efforts to obtain all required stockholder approval for the authorization and issuance of the common stock underlying the Redpoint Securities by September 15, 2008.

In connection with the private placement, Redpoint received the right to appoint an individual to serve as a voting member of the Company’s board of directors. If Redpoint exercises the Unit Warrant and meets certain ownership requirements, it will be entitled to appoint a second member to the Company’s board of directors.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5 – Redpoint Financing (cont’d)

Accounting

The $6,000,000 of proceeds from the Redpoint Financing were first allocated to the Unit Warrant, which has been classified as a liability, based on its fair value, and the residual amount was allocated among the Series A Convertible Preferred Stock and the Series A Warrants based on their relative fair values, all in accordance with the guidance in SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Series A Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in EITF D-98, “Classification and Measurement of Redeemable Securities”, and the Series A Warrants have been classified in permanent equity.

In recording the effects of the transaction, the Company allocated the consideration from the purchase of the Redpoint Securities as follows:

	Series A Convertible Preferred Stock	Series A Warrants	Unit Warrant	Total
	$ (in thousands)

Allocated amount	1,972	517	3,511	6,000
Less: Transaction costs	(204)	(53)	(363)	(620)

	1,768	464	3,148	5,380

Transaction costs were allocated on a pro rated basis, based on the amounts allocated to each of the components of the transaction. Transaction costs relating to the Series A Convertible Preferred Stock and Series A Warrants have been reflected as a reduction to the proceeds from the issuance of such instruments. Transaction costs relating to the Unit Warrant have been deferred and are being amortized to interest expense over one year, which is the life of the warrant.

Series A Convertible Preferred Stock

In accordance with guidance in EITF D-98, “Classification and Measurement of Redeemable Securities” and other accounting literature, the Series A Convertible Preferred Stock has been recorded at its initial relative fair value and classified in temporary equity. Subsequent changes to its fair value will not be recognized as long as the stock continues to be classified as temporary equity and not as a liability.

Series A Warrants

The relative fair value of the Series A Warrants, as explained above, has been recorded and classified as additional paid in capital in permanent equity, as described above, with a corresponding discount to the Series A Convertible Preferred Stock. Such discount is amortized to paid-in capital through the earliest redemption date of the stock, which is six years after the date of issuance. As of June 30, 2008, approximately $3,000 of such discount has been amortized.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5 – Redpoint Financing (cont’d)

Unit Warrant

The Unit Warrant has been recorded as a liability, with a corresponding discount to the Series A Convertible Preferred Stock.  Such discount is amortized against paid-in capital through the earliest redemption date of the stock, which is six years after the date of issuance. As of June 30, 2008, approximately $25,000 of such discount has been amortized.

The Unit Warrant will be revalued each reporting date. Any changes to its fair value will be recorded in the statement of operations as interest expense. The Company assessed the value of the Unit Warrant as of June 30, 2008, as compared to its value on the date of the Redpoint Financing, June 16, 2008. The change in value was not recorded in the statements of operations for the three and six months ended June 30, 2008, since it was immaterial.

Beneficial Conversion Feature

Resulting from the allocation of the proceeds as described above, and in comparison to the fair market value of the Company’s common stock on the date of issuance, the effective conversion rate of the Series A Convertible Preferred Stock, represents an additional beneficial conversion value. Thus, the Company recorded an additional discount to the Series A Convertible Preferred Stock, with a corresponding increase in paid-in capital, of $1,768,000, reducing the Series A Convertible Preferred Stock to zero. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the aforesaid discount is amortized to paid-in capital over six years from the date of issuance, the earliest redemption date of the stock. As of June 30, 2008, approximately $12,000 of such discount has been amortized.

There are additional features of the Series A Convertible Preferred Stock which represent contingent beneficial conversion features, to be reevaluated in the future. In the event that the facts and circumstances indicate that a contingency is removed, at that point the beneficial conversion feature, if any, will be recorded.

Dividends

The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum whether or not dividends have been declared by the Company’s Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends.  Due to the Company’s decision to pay such dividends in the form of shares of common stock, the dividend accrual is reflected as an increase in the stated value of the Series A Convertible Preferred Stock with a corresponding decrease in the additional paid-in capital.

Note 6 - Series A Convertible Preferred Stock

The following table summarizes the changes in the Series A Convertible Preferred Stock resulting from issuance through June 30, 2008:

$ (in thousands)

Gross proceeds	6,000

Issuance costs	(204)
Discount resulting from the issuance of the Series A Warrants	(517)
Discount resulting from the issuance of the Unit Warrant	(3,511)
Discount resulting from the Beneficial Conversion Feature	(1,768)
Amortizations of discounts from closing through June 30, 2008	40
Accrued dividends	15

55

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6 - Series A Convertible Preferred Stock (cont’d)

As a result of the Redpoint Financing (see note 5), the Company’s Amended and Restated Certificate of Incorporation has been amended to provide for the issuance of up to 60,000 shares of Series A Convertible Preferred Stock with a stated value of $100 per share (the “Stated Value”) pursuant to the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock filed with the State of Delaware on June 16, 2008 (the “Certificate of Designations”).

The Certificate of Designations provides for the following rights and preferences:

Dividends

The Series A Convertible Preferred Stock will accrue cumulative dividends at a rate of 6% per annum whether or not dividends have been declared by the Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends.  Dividends may be payable in kind at the option of the Company upon satisfaction of certain conditions.

Voting Rights

The Series A Convertible Preferred Stock shall vote on an as converted basis with the Company’s common stock.  So long as any shares of Series A Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the shares of the Series A Convertible Preferred Stock then outstanding (each holder of Series A Convertible Preferred Stock, a “ Holder “ and collectively, the “ Holders) , (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock or alter or amend the Certificate of Designations (whether by merger, consolidation or otherwise), (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation senior to or otherwise pari passu with the Series A Convertible Preferred Stock, except for any series of Preferred Stock issued to the Holders, (c) amend its certificate of incorporation or other charter documents (whether by merger, consolidation or otherwise) so as to affect adversely any rights of the Holders, (d) increase or decrease the authorized number of shares of Series A Convertible Preferred Stock, or (e) enter into any agreement with respect to the foregoing.

Liquidation

Upon an event of liquidation, as defined in the Certificate of Designations (a “Liquidation”), the Holders shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series A Convertible Preferred Stock an amount equal to greater of (i) the Stated Value per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any junior securities or (ii) such amount per share as would have been payable had all shares of Series A Convertible Preferred Stock been upon any such Liquidation converted to common stock immediately prior to such Liquidation, in any case, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be distributed among the Holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversions at Option of Holder

Each share of Series A Convertible Preferred Stock shall be convertible into that number of shares of common stock (“Common Stock”) determined by dividing the Stated Value plus any accrued but unpaid dividends thereon (to the extent not already included in the Stated Value) of such share of Series A Convertible Preferred Stock by $4.50 (the “Conversion Price”), at the option of the Holder, at any time and from time to time.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6 - Series A Convertible Preferred Stock (cont’d)

Mandatory Conversion

Beginning December 16, 2009, provided certain conditions are satisfied, if the closing price of the Common Stock equals an average of $13.50 (subject to adjustment for stock splits, reclassifications, combinations and similar adjustments) per share for the 45 consecutive trading days immediately prior to the Automatic Conversion Notice Date (as defined below), and average daily volume of the Common Stock on The Nasdaq Global Market averages at least $1,000,000 during such measurement period, unless the Holder is prohibited from converting the Series A Convertible Preferred Stock pursuant to certain limitations set forth in the Certificate of Designations, the Company shall have the right to deliver a notice to the Holder (an Automatic Conversion Notice, and the date such notice is received by the Holder, the Automatic Conversion Notice Date), to convert any portion of the shares of Series A Convertible Preferred Stock then held by the holder into shares of Common Stock at the then-effective Conversion Price.

Redemption

At anytime on or after June 16, 2014, upon written request by the majority of the Holders, the Company shall redeem all or any portion of the then outstanding Series A Convertible Preferred Stock, for an amount in cash equal to the sum of (i) 100% of the aggregate Stated Value then outstanding and (ii) accrued but unpaid dividends (to the extent not already included in Stated Value) and (iii) all liquidated damages and other amounts due in respect of the Series A Convertible Preferred Stock.

Subsequent Equity Sales

If the Company, at any time while Series A Convertible Preferred Stock is outstanding, shall sell or grant any option to purchase or otherwise dispose of or issue any Common Stock or Common Stock equivalents entitling any person to acquire shares of Common Stock, at an effective price per share less than the then effective Conversion Price, then, the Conversion Price shall be adjusted on a broad weighted average basis.

Participation Rights

At any time while Series A Convertible Preferred Stock is outstanding (or the Common Stock issuable or issued upon conversion thereof) and the Holders or their affiliates collectively hold a majority of the outstanding Series A Convertible Preferred Stock (or the Common Stock issuable or issued upon conversion thereof) purchased by the Holders, each Holder shall have a right to participate pro rata with respect to the issuance or possible issuance by the Company of any future equity or equity-linked securities or debt which is convertible into or exercisable or exchangeable for equity or in which there is an equity component on the same terms and conditions as offered by the Company to the other purchasers of such securities.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7 – Stockholders’ Equity

General

The following table summarizes the changes in the Company’s stockholders’ equity during the six-month period ending June 30, 2008:

$ (in thousands)

December 31, 2007	14,771

Stock-based compensation	921
Discount resulting from the issuance of the Series A Warrants	463
Discount resulting from the Beneficial Conversion Feature	1,768
Amortizations of discounts from closing through June 30, 2008	(40)
Accrued dividends	(15)
Net loss for the period	(8,286)

June 30, 2008	9,582

Stock Warrants

As of June 30, 2008, there were 1,824,430 outstanding stock warrants with a weighted average exercise price of $12.09. All warrants are exercisable immediately. No warrants were exercised during the six months ended June 30, 2008.

Stock Options

During the six months ended June 30, 2008, the Company granted a total of 60,500 stock options to its employees and officers at an average exercise price of $4.19 per option. All such options were granted under the Company’s 2005 Plan. Additionally, during the same period, 47,829 stock options were forfeited.

As of June 30, 2008, 95,505 and 116,360 options were available for grant under the 2005 Plan and the 2004 Stock Plan, respectively. All Prior Option Plans are closed for future grants.

The total fair value of stock options vested during the first half of 2008, amounted to $921 thousand and was recorded as stock-based compensation expense. No stock options were exercised during the six months ended June 30, 2008.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8 - Commitments and Contingencies

(a)          Future minimum lease payments under non-cancelable operating leases for office space and cars, as of June 30, 2008, are as follows:

Year ending December 31	$ (in thousands)

2008 (six months ending December 31, 2008)	224
2009	403
2010	241
2011	1

869

Rental expense for operating leases for the three months ended June 30, 2008 and 2007, was approximately $139,000, and $122,000, respectively. Rental expense for operating leases for the six months ended June 30, 2008 and 2007, was approximately $272,000, and $240,000, respectively.

(b)         Future minimum lease payments under non-cancelable capital leases for computer equipment, as of June 30, 2008, are as follows:

Year ending December 31	Principal	Interest
	$ (in thousands)

2008 (six months ending December 31, 2008)	38	5
2009	78	8
2010	82	3
2011	30	1

	228	17

(c)          A bank guarantee given to the Subsidiary’s landlord, is secured by a restricted long-term deposit of $163,000 and collateralized by some of the Subsidiary’s bank deposits (as of June 30, 2008, such deposits amounted to $557,000).

(d)         In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and various consulting arrangements. As of June 30, 2008, the total future commitments under these arrangements amount to approximately $572,000.

(e)          In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of its breach of agreements, services to be provided by it, or from intellectual property infringement claims made by third parties. Additionally, the Company, through its operating agreement, has indemnified its members, officers, employees, and agents serving at the request of the Company to the fullest extent permitted by applicable law. It is not possible to determine the maximum potential amount of liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. To date, the Company has not incurred costs as a result of obligations under these agreements and has not accrued any liabilities related to such indemnification obligations in its accompanying financial statements.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8 - Commitments and Contingencies (cont’d)

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

Additionally, in connection with the Lexico transaction, on January 15, 2008, the Company entered into a Securities Purchase Agreement with an institutional investor, or the senior notes investor, for the optional purchase and sale of $8.5 million aggregate principal amount of its senior secured convertible notes due 2010, or the senior secured convertible notes. The Company’s intent was to close the senior secured convertible notes financing in conjunction with its follow-on offering, if it needed such funds to close the Lexico acquisition. Since the Company’s purchase agreement with Lexico was terminated, the Securities Purchase Agreement was also terminated and the Company paid the senior secured convertible notes investor a termination fee of $425 thousand, as provided for in the Securities Purchase Agreement.

In addition to the payments to Lexico and the senior notes investor, aggregating $925,000, the Company incurred approximately $1,270,000 and $348,000 of costs, including legal, accounting, banking, consulting and travel costs, in 2007 and in the first quarter of 2008, respectively, in connection with the proposed acquisition of Lexico and follow-on offering. The payments to Lexico, to the senior notes investor, and the additional costs, collectively $2,543,000, are included in the operating expenses on the Company’s statement of operations for the six months ended June 30, 2008.

Note 9 – Major Customer

During the first half of 2008, the majority of the Company’s advertising revenue was generated through the efforts of third party suppliers (the “Monetization Partners”). During the three months ending June 30, 2008, the Company earned approximately 78% of its advertising revenue through one of its Monetization Partners, compared to 73% of advertising revenue from that Monetization Partner during the second quarter of 2007. Additionally, during the six months ending June 30, 2008, the Company earned approximately 77% of its advertising revenue through one of its Monetization Partners, compared to 71% of advertising revenue from that Monetization Partner during the same period in 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this report. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Risk Factors” in Part II, Item 1A, of this report.

Overview

We are a leading online answer engine. Our Web properties consist of Answers.com and WikiAnswers.com. We offer information related to over 5 million topics based on content from brand-name publishers, and our WikiAnswers community. Answers.com combines and presents targeted information from disparate sources and delivers answers to users’ questions in a single consolidated view. WikiAnswers.com is a user-generated content, or UGC, community-based question and answer site. According to comScore, a global Internet information provider, our Web properties had approximately 15.8 million unique visitors in June 2008, which ranks Answers Corporation number 55 in the top U.S. Web properties. Our goal is to become the premier online provider of, and leading destination for, answers on any topic.

Recent Events

Redpoint Financing

On June 16, 2008, pursuant to a private placement of our securities, Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively, “Redpoint”) purchased $6,000,000 of our Series A Convertible Preferred Stock, initially convertible into 1,333,333 shares of common stock at a conversion price of $4.50 per share, along with Common Stock Purchase Warrants exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share (Series A Purchase Warrants”). In conjunction therewith, Redpoint also received a warrant, exercisable until June 16, 2009, to purchase units of up to $7 million of Series B Convertible Preferred Stock and Common Stock Purchase Warrants exercisable for 636,364 shares of common stock (“Series B Purchase Warrants”).  The Series B Convertible Preferred Stock is initially convertible into 1,272,727 shares of common stock at a conversion price of $5.50 per share. The Series B Purchase Warrants have an exercise price of $6.05 per share.  After deducting placement agent fees and legal expenses, our net proceeds from the private placement were $5,380 thousand. The aforesaid transaction is collectively referred to as the “Redpoint Financing”. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Series A Warrants and the Series B Warrants are collectively referred to as the “Redpoint Securities”.

The Series A Convertible Preferred Stock has the rights and preferences set forth in our Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock, which amended our Amended and Restated Certificate of Incorporation as of its date of filing on June 16, 2008. The Series B Convertible Preferred Stock, if purchased by Redpoint pursuant to its unit warrant, will have similar rights and preferences as the Series A Convertible Preferred Stock. For a detailed description of the rights and preferences of the Series A Convertible Preferred Stock, we refer you to note 6 to the financial statements included in this quarterly report.

In connection with the private placement, we entered into a registration rights agreement with Redpoint, pursuant to which we agreed to register with the SEC for resale the common stock underlying the Redpoint Securities. In connection with the registration rights agreement, we agreed to pay a penalty of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price, as partial liquidated damages, for certain default events and subject to certain circumstances. The partial liquidated damages will trigger if the registration statement is not filed by August 15, 2008, or if we fail to file a request for acceleration of effectiveness, or if the registration statement is not declared effective by November 13, 2008, or ceases to remain continuously effective. We also agreed to use our reasonable best efforts to obtain all required stockholder approval for the authorization and issuance of the common stock underlying the Redpoint Securities by September 15, 2008.

In connection with the Redpoint Financing, Redpoint received the right to appoint an individual to serve as a voting member of our board of directors. If Redpoint exercises its unit warrant and meets certain ownership requirements, it will be entitled to appoint a second member to our board.

Write-off of Brainboost Answer Engine

In December 2005, we acquired Brainboost Technology, LLC, developer of the Brainboost Answer Engine, or the BAE, an artificial intelligence technology enabling natural language question-and-answer search on the Web.  As consideration for the acquisition, we paid $4.0 million in cash and 439,000 shares of its restricted stock, valued at approximately $5.6 million at the time of the acquisition. In connection with the initial allocation of the purchase price, we recorded an intangible asset, the BAE, with an estimated useful life of six years, of approximately $5.4 million.  Since the acquisition, through the first quarter of 2008, we spent time further developing the BAE and integrating it into our Answers.com Web property.

In November 2006, we acquired a Web property, then known as www.faqfarm.com, and subsequently rebranded as WikiAnswers.com, a dynamic, user-generated, questions and answers website. Although handled in different ways, BAE and WikiAnswers are effectively focused on similar areas, answering complex natural language questions. Since its acquisition, WikiAnswers has grown significantly, each quarter, both in terms of traffic and revenue. Conversely, during that period, Answers.com traffic and revenue has generally declined each quarter. Detailed information regarding these trends is provided in the revenue discussion in this quarterly report. As a result of this continued trend, and the success of user-generated questions and answers as compared to the technology-driven answers presented by the BAE, we made a strategic decision in the second quarter of 2008 to focus our efforts, in the realm of questions-and-answers, on user-generated questions and answers, and effectively abandoned our use of the BAE. This strategic decision is reflected in a change we made to Answers.com on May 25, 2008.  Prior to that date, users asking a question on Answers.com caused the site to access the BAE in an attempt to locate an answer on the Web.  The BAE results were then presented on the Answers.com result page. Beginning May 25, 2008, users no longer receive BAE-derived result pages, rather they are instead encouraged to post their question to WikiAnswers, and in a less pronounced fashion, offered a link to another page for purposes of accessing BAE should they wish to do so. This user-interface change virtually eliminated the use of the BAE as demonstrated by the elimination of virtually all BAE-derived page views. Additionally, we no longer have any staff assigned to BAE development. We have no plans to reinstate the use of the BAE and consider it to have no further service potential.

As a result of our decision to effectively abandon our use of the BAE, the net book value of the BAE, as of May 25, 2008, in the amount of $3.138 million, was written off during the three months ended June 30, 2008.

Suspension of Direct Ad Sales

In an effort to improve monetization, in the fourth quarter of 2006, we began marketing directly to advertisers and generating additional advertising revenue. However, at the end of the second quarter of 2008 we decided to abandon our direct ad sales efforts, and by the end of the third quarter of 2008, our direct sales staff will be leaving the Company. In connection with the winding down of this effort, we recorded a charge of $90 thousand, in the second quarter of 2008, to account for the estimated cost of terminating certain related service contracts and employment agreements.

Revenue

Traffic

Our revenue is primarily driven by the traffic generated by our Web properties and our ability to effectively monetize that traffic. Our current sources of traffic include the following:

•             Search engines:  Users submit queries and algorithm search engines respond by generating a list of Web pages that they deem likely to offer the most relevant content. When our pages rank high in the algorithmic systems of search engines, our results are more likely to be accessed by users. For the second quarter of 2008, according to our internal estimates, this source of traffic represented approximately 73% of our traffic.

•             Direct users:  Users visiting and returning to our home pages, and to a far lesser extent, arriving from Web properties that send us traffic, or via 1-Click Answers and AnswerTips. For the second quarter of 2008, according to our internal estimates, direct users represented approximately 20% of our traffic.

•             Google’s definition link:  We have an informal, non-contractual relationship with Google under which Google links certain search results related to definitional queries to Answers.com. For the second quarter of 2008, according to our internal estimates, this source of traffic represented approximately 7% of our traffic.

Since most of our traffic originates from search engines, we expend considerable resources improving the volume and optimizing the monetization of this traffic. The industry commonly refers to such efforts as search engine optimization, or SEO. Our Web properties have at times experienced decreases in traffic, and consequently decreases in revenue, due to search engine actions, including actions by Google. In July 2007, a search engine algorithm adjustment by Google led to a drop in Google directed traffic to Answers.com. This adjustment reduced our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue also declined proportionately. In response to the Google algorithm adjustment, in August 2007, we reduced our headcount and related compensation costs, reducing our base payroll expenses by approximately 12%.

We continuously seek to improve the user experience of visitors to our Web properties, which we believe leads to increased pages per visit, or stickiness, and return visits, or user-retention. We seek to increase stickiness and user-retention by adding new features, enhancing user interfaces and adding new content to our Web properties.

Monetization

Advertising Revenue.  We earn practically all of our revenue from advertising. There are two primary categories of Internet advertising: pay-per-performance, or most commonly cost per click, or CPC, and pay-per-impression, or cost per 1,000 impressions, or CPM. In the pay-for-performance model we earn revenue based on the number of clicks associated with an ad; in the paid-for-impression model we derive revenue from the display of ads. We work with third party ad networks that we believe optimize the average amount of revenue we earn per page view. Third party ad networks generally compensate us by paying us a portion of the revenue they earn from advertisers for our provision of promotional space on our Web properties.

We gauge the effectiveness of our monetization efforts and trends by measuring our revenue per thousand page views, or RPM. Throughout this quarterly report, we refer to estimates of traffic, or page views. Historically, we tracked the traffic on our Answers.com and WikiAnswers Web properties using two separate systems:

(a)          Our Answers.com traffic was measured using our internally developed server-side, log-based system (“Internal Data Warehouse”). This system was designed to identify traffic from search engine robots and other known Web robots, commonly referred to as Web spiders or Web crawlers, as well as from suspected automated spidering scripts. Traffic from these sources was excluded from the traffic activity measurements.

(b)         WikiAnswers traffic was tracked using HBX Analytics, a tag-based web analytics system offered by Omniture, Inc. (formerly offered by WebSideStory). Traffic measurements from this system are generated by our placement of tags on our WikiAnswers Web pages. The HBX Analytics system then independently generates traffic metrics. WikiAnswers community-related statistics, including total number of questions, answers and users, are generated from the WikiAnswers Web property.

Third party services measuring traffic audiences may provide different estimates than the estimates reported by other external services and the estimates reported by internal tracking. These discrepancies may result from differences in methodologies applied or the sampling approaches used by each measuring service. Beginning with this report, all traffic measurements (including measurements previously reported in past filings using our Internal Data Warehouse) for Answers.com will also be presented based on the HBX Analytics data. We estimate that the historical page views for Answers.com pursuant to HBX Analytics data, as set forth in this quarterly report, are approximately 11% lower than the traffic measurements reported in previous filings. Consequently, our Answers.com RPMs, as reported in this quarterly report, are higher than previously reported.

We also use Google, Inc.’s Google Analytics measurement services for various internal analyses. Further, our breakdown of our traffic sources, noted above, is based on the Google analytics data. These measurements are generated by our placement of tags on our Web properties’ pages, which Google Analytics uses to count and report audience metrics independently.

Two of our third party ad networks, Google and Shopping.com, accounted for approximately 77% and 4%, respectively, of our total revenue in the second quarter of 2008 and approximately 71% and 10%, respectively, of our total revenue in the second quarter of 2007. They accounted for approximately 77% and 5% respectively, of our total revenue in the first six months of 2008 and approximately 65% and 10%, respectively, of our total revenue in the first six months of 2007. In addition to Google and Shopping.com, we utilize the services of other third party ad networks that provide us with ads. Although there are many companies that provide third party ad networks, the loss of Google as a third party ad network could have a material adverse impact on our financial condition, as we may not succeed in receiving terms and ad services as favorable as those provided under our Google Services Agreement (GSA). While the drop in traffic due to the July 2007 Google search engine algorithm adjustment impacted our aggregate advertising revenue, it did not affect our contractual relationship with Google under the GSA, which was last renewed for an additional two years, through January 31, 2010.

Direct Ad Sales.  In an effort to improve monetization, in the fourth quarter of 2006, we began marketing directly to advertisers and generating additional advertising revenue through an in-house team of direct ads salespeople. However, at the end of the second quarter of 2008 we decided to suspend this business initiative, and by the end of the third quarter of 2008 we will no longer employ a sales staff. We initially saw promise in this area, with the belief that our Web properties would see RPM increases as a result of direct ad sales. In the fourth quarter of 2007, the sales force generated $575 thousand of direct ad revenue. However, direct ad revenue in 2008 was disappointing, with Q1 at $231 thousand and Q2 at $200 thousand. We now believe that the horizontal, educational, reference nature of www.answers.com makes direct ads less compelling for this Web property. While we view WikiAnswers as having the potential to successfully implement a direct ad sales strategy, we have decided not to take that route and to instead focus on selling ads through advertising networks, primarily Google AdSense. This decision will allow us to focus on our core competency — growing the WikiAnswers community, growing traffic to our Web properties and monetizing via Google and other ad networks. In connection with the winding down of our direct ad sales efforts, we recorded a charge of $90 thousand in the second quarter of 2008, to account for the estimated cost of terminating certain related service contracts and employment agreements.

Licensing Revenue.  We also earn a very minor portion of our revenues from partners that pay us for providing them with our answer-based services that they then use in their own products, via co-branded Web pages. Revenue from these arrangements are based on various formulas, including fees based on the number of user queries and fixed periodic fees.

Costs and Expenses

Cost of Revenue

Cost of revenue consists of fees to third party providers of content, Web search service fees, ad serving fees, amortization of the cost of acquired software used in our products, data center costs including depreciation of information technology assets, contractual revenue sharing fees to various Web property operators for visitors directed to our Web properties, or traffic acquisition costs, as well as the compensation, travel and overhead costs relating to personnel who are responsible for content editing and integration, production operations and customer support. As a result of our migration to a co-location facility for hosting our Web properties from managed hosting, a process we expect to conclude in 2008, we expect our unit production operations costs to decline. Further, as revenues increase, we expect our cost of revenue as a percentage of revenue to decrease, since many of its components, such as content licensing, are not directly tied to revenue.

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

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, travel and overhead costs for financial, legal and administrative personnel, insurance fees, professional services, including investor relations, legal, accounting and other consulting fees, amortization of domain names, and other general corporate expenses. Overhead costs consist primarily of rent, telecommunications, utilities and depreciation expenses. We generally expect that our general and administrative expenses will decline as a percentage of revenue as we grow our revenue.

Write-off of the Brainboost Answer Engine

As a result of our decision to effectively abandon our use of the BAE, the net book value of the BAE was written off and the resulting charge of $3,138 thousand is included in our statement of operations for the three and six months ended June 30, 2008.

Termination fees and write-off of cost relating to the terminated Lexico acquisition and abandoned follow-on offering

In the first quarter of 2008, we recorded a charge of $2,543 thousand consisting of $1,618 thousand of accounting, legal, banking, consulting and travel costs we incurred in 2007 and in the first quarter of 2008, in connection with the abandoned acquisition of Lexico and follow-on offering of securities, and $925 thousand relating to termination fees we paid as a result of the termination of the acquisition and follow-on offering. A summary of the events that led to the termination of the acquisition and follow-on offering follows:

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

On July 17, 2007, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission which was declared effective on August 6, 2007.  The registration statement covers up to an aggregate of $140 million of common stock, preferred stock, warrants, debt securities, units or any combination thereof. On January 16, 2008, we filed a prospectus supplement for a proposed public offering which we later amended on February 8, 2008.  On February 13, 2008 we canceled our proposed public offering due to unfavorable market conditions. On March 1, 2008, the members of Lexico terminated the purchase agreement, due to our inability to finance the acquisition.  Additionally, in connection with the Lexico transaction, on January 15, 2008, we entered into a Securities Purchase Agreement with an institutional investor, or the senior notes investor, for the optional purchase and sale of $8.5 million of our senior secured convertible notes. Our intent was to close the senior secured convertible notes financing in conjunction with our follow-on offering, if we needed such funds to close the Lexico acquisition. Since our purchase agreement with Lexico was terminated, the Securities Purchase Agreement also terminated.

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

Impact of Currency Fluctuations

The dollar cost of our operations in Israel is heavily influenced by changes in the value of the dollar in relation to the New Israel shekel (“NIS”), mostly due to the NIS-based salaries of our Israel-based employees. In the three months ended June 30, 2008, the average value of the dollar declined approximately 16%, as compared to its value during the same period in 2007. In the six months ended June 30, 2008, the average value of the dollar declined approximately 15%, as compared to its value during the same period in 2007. During the three and six months ending June 30, 2008, approximately $1.4 million and $2.7 million of our expenses, respectively, were NIS-based, thus the devaluation noted above, significantly influenced our operating expenses. While hedging activities somewhat reduced the impact of the devaluation of the dollar during those periods, we absorbed most of the devaluation.

Interest Income Net

Interest income, net primarily consists of interest income earned on cash, cash equivalent and an investment security balances.

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

Our Israeli subsidiary had income in the three months ended June 30, 2008 and 2007, resulting from the services agreement we entered into with such Israeli subsidiary. Pursuant to this agreement, the Israeli subsidiary charges us for research and development services it provides us, plus a profit margin not more than 12.5%. However, the subsidiary is an “approved enterprise” under Israeli law, which means that income arising from the subsidiary’s approved activities, is subject to zero tax under the “alternative benefit” path for a period of ten years. Currently, the subsidiary operates under two separate “approved enterprise” plans, ending December 31, 2009 and December 31, 2014, respectively. In the event of distributions by the subsidiary to the parent, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax to be withheld at source on the amounts of such distribution received. At present, we do not plan on having the subsidiary distribute a dividend to Answers Corporation.

Three Months and Six Months Ended June 30, 2008 and 2007

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Answers.com advertising revenue	1,485	2,551	(1,066)	3,313	5,319	(2,006)
WikiAnswers advertising revenue	1,500	177	1,323	2,685	293	2,392
Answers services licensing revenue	18	82	(64)	36	159	(123)
Subscription revenue	—	—	—	—	425	(425)
	3,003	2,810	193	6,034	6,196	(162)

Revenue increased $193 thousand, or 7%, to $3,003 thousand for the three months ended June 30, 2008 from $2,810 thousand for the three months ended June 30, 2007.

 Answers.com advertising revenue for the three months ended June 30, 2008 decreased $1,066 thousand compared to the three months ended June 30, 2007, mostly due to decreases in traffic.  Answers.com average daily page views in the three months ended June 30, 2008 were 2,641,000, a decline of 41% compared to the average daily page views of 4,441,000 in the three months ended June 30, 2007. The Answers.com RPM in the three months ended June 30, 2008 was $6.18, a decline of 2% compared to the RPM of $6.31 in the three months ended June 30, 2007. The decline in traffic is primarily due to the July 2007 Google algorithm change that significantly impacted Answers.com traffic, reducing our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue also declined proportionately.

Answers.com advertising revenue for the six months ended June 30, 2008 decreased $2,006 thousand compared to the six months ended June 30, 2007, mostly due to decreases in traffic.  Answers.com average daily page views in the six months ended June 30, 2008 were 2,933,000, a decline of 38% compared to the average daily page views of 4,693,000 in the six months ended June 30, 2007. The Answers.com RPM in the six months ended June 30, 2008 was $6.20, a decline of 1% compared to the RPM of $6.27 in the six months ended June 30, 2007. The decline in traffic is primarily due to the July 2007 Google algorithm change that significantly impacted Answers.com traffic, reducing our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue also declined proportionately.

Since the Google adjustment, we suspended our strategy of licensing new content, and, consequently, we are experiencing declines in Answers.com traffic. Historically, we operated on the premise that adding rich unique content to Answers.com positively impacted the site’s traffic growth, guided by the principle that rich unique content was not only appreciated by the human user, rather, it was also highly valued by the search engines and their content indexing programs. While Answers.com receives significant SEO traffic to its rich content pages, the Google algorithm change caused us to doubt whether licensing additional content would yield a positive return. In recent months we made certain changes to Answers.com that have led us to believe that adding content may, once again, be a viable way to grow traffic, however,  there is no assurance we will succeed in achieving renewed growth for Answers.com.

WikiAnswers.com advertising revenue for the three months ended June 30, 2008 increased $1,323 thousand compared to the three months ended June 30, 2007, due to increases in traffic, and to a lesser extent, due to improvement in RPM.  WikiAnswers.com average daily page views in the three months ended June 30, 2008 were 2,318,000, an increase of 427% compared to the average daily page views of 440,000 in the three months ended June 30, 2007. We believe that the dramatic growth that WikiAnswers has experienced since we acquired it, in November 2006, is primarily due to the unique dynamics of the site. As our database of questions and answers grows, we draw new traffic, primarily from SEO, which in turn results in the creation of new questions and answers, or new content, which in turn drives additional growth. This is a self-perpetuating growth model. The WikiAnswers.com RPM during those periods rose from $4.42 to $7.11, primarily due to the inclusion of WikiAnswers under our Google Services Agreement, replacing the standard Adsense agreement that was entered into prior to our acquisition of WikiAnswers.

WikiAnswers.com advertising revenue for the six months ended June 30, 2008 increased $2,392 thousand compared to the six months ended June 30, 2007, due to increases in traffic, and to a lesser extent, due to improvement in RPM.  WikiAnswers.com average daily page views in the six months ended June 30, 2008 were 2,101,000, an increase of 473% compared to the average daily page views of 367,000 in the six months ended June 30, 2007. We believe that the dramatic growth that WikiAnswers has experienced since we acquired it, in November 2006, is primarily due to the unique dynamics of the site. As our database of questions and answers grows, we draw new traffic, primarily from SEO, which in turn results in the creation of new questions and answers, or new content, which in turn drives additional growth. This is a self-perpetuating growth model. The WikiAnswers.com RPM during those periods rose from $4.41 to $7.01, primarily due to the inclusion of WikiAnswers under our Google Services Agreement, replacing the standard Adsense agreement that was entered into prior to our acquisition of WikiAnswers.

Approximately $200 thousand and $64 thousand of our advertising revenue in the three months ended June 30, 2008 and 2007, respectively, resulted from the efforts of our direct ad sales force. Approximately $431 thousand and $159 thousand of our advertising revenue in the six months ended June 30, 2008 and 2007, respectively, resulted from the efforts of our direct ad sales force.  In an effort to improve monetization, in the fourth quarter of 2006, we began marketing directly to advertisers and generating additional advertising revenue. However, at the end of the second quarter of 2008 we decided to abandon that effort, and by the end of the third quarter of 2008, the direct sales staff will be leaving the Company.

Subscription revenue in the six months ended June 30, 2007 of $425 thousand resulted from the recognition of revenue from the sale of lifetime subscriptions to our GuruNet service prior to December 2003. As of December 31, 2006, we had approximately $425 thousand of deferred revenue relating to these subscriptions. Prior to 2007, we did not recognize any revenue from the lifetime subscriptions to our GuruNet service because the subscriptions had no defined term. On February 2, 2007, in accordance with our rights under the agreements we entered into with such subscribers, we terminated the GuruNet service and thereby extinguished our service obligations to our subscribers. As a result, we recognized the entire $425 thousand previously deferred, as revenue, in the first quarter of 2007. After the launch of Answers.com in January 2005, we ceased offering new subscriptions to GuruNet.

Revenue Trends by Web Property

The following table illustrates the historical trends of our two Web properties’ traffic, revenues and RPMs, by quarter, beginning the first quarter of 2007:

	2007				2008
	Q1	Q2	Q3	Q4	Q1	Q2

Ad Revenue ($ - in thousands)

Answers.com	2,768	2,551	1,861	2,270	1,828	1,485
WikiAnswers	116	177	304	704	1,185	1,500
Total	2,884	2,728	2,165	2,974	3,013	2,985

Answers.com	96%	94%	86%	76%	61%	50%
WikiAnswers	4%	6%	14%	24%	39%	50%
Total	100%	100%	100%	100%	100%	100%

Traffic

Answers.com	4,945,000	4,441,000	3,726,000	3,447,000	3,225,000	2,641,000
WikiAnswers	293,000	440,000	639,000	1,152,000	1,885,000	2,318,000
Total	5,238,000	4,881,000	3,915,000	4,599,000	5,110,000	4,959,000

Answers.com	94%	91%	84%	75%	63%	53%
WikiAnswers	6%	9%	16%	25%	37%	47%
Total	100%	100%	100%	100%	100%	100%

RPM
Answers.com	$6.22	$6.31	$6.17	$7.16	$6.23	$6.18
WikiAnswers	$4.40	$4.42	$5.17	$6.64	$6.95	$7.11

Since we purchased WikiAnswers in November 2006, the website has grown significantly, each quarter, both in terms of traffic and revenue. Conversely, in 2007, and especially beginning the third  quarter of 2007, when we experienced a drop in our traffic due to a search engine algorithm adjustment by Google, Answers.com’s quarterly traffic and revenue has generally declined. In 2008, we expect that Answers.com traffic will decline, while we expect WikiAnswers traffic to continue to grow significantly.

Costs and Expenses

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Cost of revenue	1,416	1,320	96	2,809	2,464	345

Cost of revenue increased $96 thousand, or 7%, to $1,416, in the three months ended June 30, 2008 from $1,320 in the three months ended June 30, 2007. The increase in cost of revenue was due primarily to increases in data center costs of $78 thousand, including depreciation of information technology assets, increases in compensation costs of $58 thousand as a result of staffing additions, salary increases and the weak U.S. dollar as compared to the Israel shekel, increases in traffic acquisition costs of $9 thousand, increased travel of $20 thousand, increases in overhead of $19 thousand, and increases in ad serving fees of $9 thousand. The aforesaid increases were partially offset by a reduction in amortization expense. Amortization expense results from intangible assets we purchased in connection with the Brainboost acquisition that took place in December 2005 and the WikiAnswers acquisition that took place in November 2006. The amortization of the Brainboost technology decreased by $89 thousand, since we wrote it off on May 25, 2008. The amortization of the intangible assets related to WikiAnswers decreased by $15 thousand in the three months ended June 30, 2008, since some of the assets we purchased are now fully amortized.

Cost of revenue increased $345 thousand, or 14%, to $2,809, in the six months ended June 30, 2008 from $2,464 in the six months ended June 30, 2008. The increase in cost of revenue was due primarily to increases in data center costs of $156 thousand, including depreciation of information technology assets, increases in compensation costs of $129 thousand as a result of staffing additions, salary increases and the weak U.S. dollar as compared to the Israel shekel, increases in traffic acquisition costs of $22 thousand, increases in ad serving fees of $23 thousand, increases in travel of $22 thousand, increases in content licensing costs of $13 thousand, increases in overhead of $23 thousand, and increases in fees we pay to Google for web search of $10 thousand. Additionally, recruitment fees in the six months ended June 30, 2008 were $29 thousand, where no such expense was incurred in the six months ended June 30, 2007. The aforesaid increases were partially offset by a reduction in amortization expense. Amortization expense results from intangible assets we purchased in connection with the Brainboost acquisition that took place in December 2005 and the WikiAnswers acquisition that took place in November 2006. The amortization of the Brainboost technology decreased by $89 thousand, as it was written off on May 25, 2008. The amortization of the intangible assets related to WikiAnswers decreased by $31 thousand in the six months ended June 30, 2008, since some of the assets we purchased are now fully amortized.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Research and development	929	748	181	1,804	1,469	335

Research and development expenses increased $181 thousand, or 24%, to $929 thousand in the three months ended June 30, 2008 from $748 thousand in the three months ended June 30, 2007. The increase in research and development expenses was due primarily to an increase of $133 thousand in compensation, as a result of staffing additions, salary increases and the weak U.S. dollar as compared to the Israel shekel, and increases in overhead of $34 thousand, also impacted by the weak U.S. dollar as compared to the Israel shekel.

Research and development expenses increased $335 thousand, or 23%, to $1,804 thousand in the six months ended June 30, 2008 from $1,469 thousand in the six months ended June 30, 2007. The increase in research and development expenses was due primarily to an increase of $304 thousand in compensation-related expenses as a result of staffing additions, salary increases and the weak U.S. dollar as compared to the Israel shekel, and increases in overhead of $49 thousand, also impacted by the weak U.S. dollar as compared to the Israel shekel. Those increases were partially offset by a reduction of $22 thousand in outside consulting services.

Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Sales and marketing	933	1,072	(139)	1,695	2,054	(359)

Sales and marketing expenses decreased $139 thousand or 13%, to $933 thousand during the three months ended June 30, 2008 from $1,072 thousand during the three months ended June 30, 2007. The decrease in sales and marketing expenses is due primarily to a decrease in compensation related expenses, excluding stock-based compensation, of $47 thousand, and a decrease in stock-based compensation of $176 thousand. These decreases resulted mostly from the termination of employment of our Chief Revenue Officer in the third quarter of 2007. The aforesaid decreases were partially offset by a charge of $90 thousand, in the second quarter of 2008, to account for the estimated cost of terminating certain service contracts relating to our abandoned direct ad sales efforts.

Sales and marketing expenses decreased $359 thousand or 17%, to $1,695 thousand during the six months ended June 30, 2008 from $2,054 thousand during the six months ended June 30, 2007. The decrease in sales and marketing expenses is due primarily to a decrease in compensation related expenses, excluding stock-based compensation, of $98 thousand, and a decrease in stock-based compensation of $311 thousand. These decreases resulted mostly from the termination of employment of our Chief Revenue Officer in the third quarter of 2007. The aforesaid decreases were partially offset by a charge of $90 thousand, in the second quarter of 2008, to account for the estimated cost of terminating certain service contracts relating to our abandoned direct ad sales efforts.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

General and administrative	1,198	1,019	179	2,329	1,945	384

General and administrative expenses increased $179 thousand, or 18%, to $1,198 thousand during the three months ended June 30, 2008 from $1,019 thousand during the three months ended June 30, 2007. The increase in general and administrative expenses was due primarily to increases in compensation costs of $121 thousand as a result of staffing additions, salary increases and the weak U.S. dollar as compared to the Israel shekel, increases in accounting fees of $43 thousand, as a result of issues related to the Redpoint transaction, increases in overhead of $32 thousand, mainly due to the weak U.S. dollar as compared to the Israel shekel , and the addition of investor relations services for $24 thousand, an expense we did not incur during the same period in 2007.  The aforesaid increases were offset, to some extent, by a reduction in legal expenses of $24 thousand and a reduction in travel of $28 thousand.

General and administrative expenses increased $384 thousand, or 20%, to $2,329 thousand during the six months ended June 30, 2008 from $1,945 thousand during the six months ended June 30, 2007. The increase in general and administrative expenses was due primarily to increases in compensation costs of $255 thousand as a result of staffing additions, salary increases and the weak U.S. dollar as compared to the Israel shekel, increases in accounting fees of $80 thousand, mostly due to issues related to the Redpoint transaction, increases in overhead of $22 thousand, mainly due to the weak U.S. dollar, and  the addition of investor relations services for $24 thousand, an expense we did not incur during the same period in 2007.  The aforesaid increases were offset, to some extent, by a reduction in legal expenses of $19 thousand and a reduction in travel of $18 thousand.

Write-off of the Brainboost Answer Engine

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Write-off of the Brainboost Answer Engine	3,138	—	3,138	3,138	—	3,138

As a result of our decision to effectively abandon our use of the BAE, the net book value of the BAE, as of May 25, 2008, in the amount of $3,138 thousand, has been written off and the resulting charge is included in our statement of operations for the three and six months ended June 30, 2008.

Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	—	—	—	2,543	—	2,543

During the six months ended June 30, 2008, we recorded a charge of $2,543 thousand for various costs and fees we incurred in connection with the terminated acquisition of Lexico and the follow-on offering of securities.

Interest Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Interest income, net	18	112	(94)	73	212	(139)

Interest income, net decreased $94 thousand, or 84%, to $18 thousand for the three months ended June 30, 2008 from $112 thousand for the three months ended June 30, 2007. The decrease in interest income resulted from lower average cash and investment securities balances, and lower short-term interest rates, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Additionally, certain transaction costs that we incurred in connection with the Redpoint Financing have been deferred and are being amortized to interest expense over one year. During the three months ended June 30, 2008, $15 thousand of such deferred costs have been amortized and charged to interest expense.

Interest income, net decreased $139 thousand, or 66%, to $73 thousand for the six months ended June 30, 2008 from $212 thousand for the six months ended June 30, 2007. The decrease in interest income resulted from lower average cash and investment securities balances, and lower short-term interest rates, during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007. Additionally, certain transaction costs that we incurred in connection with the Redpoint Financing have been deferred and are being amortized to interest expense over one year. During the six months ended June 30, 2008, $15 thousand of such deferred costs have been amortized and charged to interest expense.

Other Expenses, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Other expense, net	(11)	4	(15)	(49)	(12)	(37)

Other income (expense), net, during the three months ended June 30, 2008 was an expense of $11 thousand, compared to other income of $4 thousand in the three months ended June 30, 2008, a net change of $15 thousand. Other expenses in both periods resulted from foreign currency exchange net gains and losses.

Other expense, net increased $37 thousand, or 308%, to $49 thousand for the six months ended June 30, 2008 from $12 thousand for the six months ended June 30, 2007. Other expenses in both periods resulted from foreign currency exchange net losses.

Income Tax (Expense) Benefit

We had net operating loss carryforwards, or NOLs, for federal income tax purposes of approximately $54 million at December 31, 2007, and approximately $49 million at December 31, 2006. The federal net operating losses will expire if not utilized on various dates from 2019 through 2027. Because we have experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on our ability to use at least $32 million of these carryforwards. Our best estimate at this time is that the annual limitation on the use of at least $32 million of our NOLs is approximately $1.8 million per year. Any unused portion of the $1.8 million annual limitation applicable to our restricted NOLs is available for use in future years until such NOLs are scheduled to expire. We are currently evaluating what impact, if any, the recent Redpoint Financing will have on our ability to use our NOLs. Our Israeli subsidiary has capital loss carryforwards of approximately $800 thousand that can be applied to future capital gains for an unlimited period of time under current tax rules.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, which were $10,187 thousand as of June 30, 2008. In the six months ended June 30, 2008, our cash used in operations was $2,335 thousand. We have used cash in our operations in virtually every quarter since our inception. Our ability to generate cash from operations in the future will depend primarily on our ability to produce net income before non-cash expenses such as depreciation and amortization and stock-based compensation.

	Six Months Ended June 30,
	2008	2007
	($ - in thousands)

Net cash used in operating activities	(2,335)	(8)
Net cash provided by (used in) investing activities	308	(546)
Net cash provided by financing activities	5,369	145

Operating Activities

Despite a net loss of $8,286 thousand in the six months ended June 30, 2008, net cash used in operations was $2,335 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling items are the write-off of the Brainboost Answers Engine of $3,138 thousand, $921 thousand of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, depreciation and amortization of $831 thousand, and the write-off of amounts that were paid in prior periods relating to the terminated Lexico acquisition and abandoned follow-on offering, of $663 thousand.

Investing Activities

Net cash provided by (used in) investing activities in the six months ended June 30, 2008 and 2007, is attributable mostly to the proceeds from the sale of investment securities, less cash used for purchases of investment securities, and cash used for capital expenditures, as delineated in our Consolidated Statement of Cash Flows.

Financing Activities

Net cash flow from financing activities in the six months ended June 30, 2008 was almost entirely from the Redpoint Financing. Cash flow from financing activities in the six months ended June 30, 2007 resulted from the exercise of stock options.

Future Operations

As a result of the Redpoint Financing, in June 2008, we raised net proceeds of approximately $5.4 million, significantly improving our cash position. As part of the Redpoint Financing, Redpoint received a warrant to purchase units, exercisable at any time until June 16, 2009, for up to $7 million of Series B Convertible Preferred Stock and Series B Purchase Warrants.   The Series A Preferred Stock contains a redemption provision which allows the holder of a majority of the Series A Preferred Stock to request redemption, at any time on or after June 16, 2014, of all or any part of the outstanding Series A Preferred Stock.  If issued, the Series B Preferred Stock would have a similar redemption provision.

The funding we already received from Redpoint is important to us because of prior events that brought our cash position down considerably. In connection with the abandoned proposed public offering and the terminated Lexico purchase agreement, we made cash payments of $1,878 thousand in the first quarter of 2008, in addition to the $665 thousand we expensed in 2007, for termination fees and costs.  These payments had a material impact on the balance of our cash and cash equivalents, which were $5,462 thousand as of March 31, 2008.

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

Contractual Obligations and Commitments

As of June 30, 2008, we had the following known contractual obligations and commitments ($ - in thousands):

	Purchase Contracts	Capital Leases	Operating Leases	Total(1)

2008 (six months ending December 31, 2008)	227	43	224	494
2009	300	86	403	789
2010	45	85	241	371
2011	—	31	1	32

	572	245	869	1,686

(1)           The above table does not include unrecognized tax benefits of $328 thousand.

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

Quantitative and qualitative disclosures about market risk

Currency Risk.  Our revenue is denominated solely in U.S. dollars. Most of our expenses are also based in U.S. dollars, however, a very significant portion of our expenses are denominated in New Israel Shekels, or NIS. We expect this level of NIS expenses to continue for the foreseeable future. In 2007, the value of the U.S. dollar weakened against the value of NIS by 9%, and it weakened an additional 13% during the six months ending June 30, 2008. If the value of the U.S. dollar further weakens against the value of NIS, there will be a negative impact on our results of operations. In addition, to the extent we hold cash and cash equivalents that are denominated in currencies other than the U.S. dollar, we are subject to the risk of exchange rate fluctuations. We use various hedging tools, including forward contracts and options, to lessen the effect of currency fluctuations on our income.

Other Market Risk.  As of June 30, 2008, all of our excess cash was invested in money market accounts that we believe have no material exposure to the principal amount nor to interest rate risk. Historically, we did invest much of our excess cash in various highly liquid investments including auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods (“ARS’s”) of 28 days. Recently, many holders of ARS instruments have experienced liquidity difficulties due to the lack of sufficient demand for the securities on the reset dates. While we did hold some ARS’s as of December 31, 2007, we sold all our interests in the first quarter of 2008 and did not experience a loss upon such sales.  Currently, we do not own any ARS’s, and we have ceased making any investments in ARS’s.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2007 and 2006, and our consolidated financial statements for the three months and six months ended June 30, 2008 and 2007, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

We determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. Subsequent to our IPO, through 2006, we did not have sufficient history to actually predict our volatility and therefore our assumptions about stock price volatility were based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our actual stock price volatility. During 2007, as we accumulated our own volatility history over longer periods of time, our assumptions about our stock price volatility were based on a rate that was derived by taking into consideration the volatility rates of the aforesaid comparable publicly held companies as well as our own historical volatility rates. Beginning 2008, we are estimating our expected stock volatility based solely on our own historical stock volatility rates. Had we made different assumptions about the market value of our stock, stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different, in the three months and six months ended June, 2008 and 2007.

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

Redpoint Financing

We estimated the fair value of the three components embodied in our agreement with Redpoint:  (i) Series A Convertible Preferred Stock, (ii) Series A Purchase Warrants and (iii) the warrant to acquire Series B Convertible Preferred Stock and Series B Purchase Warrants. We used various valuation models and techniques to determine the individual values of the three components, including Monte Carlo and Black-Scholes. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in the valuation could have a material effect upon the valuation results, and thus, on our financial statements.

The Series A Convertible Preferred Stock issued as part of the Redpoint Financing contains an embedded conversion option which could possibly require separate accounting under SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities”. According to paragraph 12(a) of SFAS 133, in order to determine whether separate accounting is required, one has to evaluate whether the economic characteristics and risks of the conversion option are closely related to the host contract, and the nature of the host contract.  We exercised judgment and evaluated this matter in accordance with EITF Topic D-109, “Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No.133” (Topic D-109). Topic D-109 conveys the SEC staff’s views on determining whether the characteristics of a host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. In evaluating an embedded derivative feature for separation under SFAS 133, the consideration of the economic characteristics and risks of the host contract should not ignore the stated or implied substantive terms and features of the hybrid financial instrument. We considered various factors including, redemption provisions, stated rate, voting rights, whether returns are discretionary or mandatory, collateral requirements, participation in residual earnings and liquidation preferences, in making our own determination that the host contract was more akin to equity. Had we determined that the host contract was more akin to debt and not equity it would have impacted the accounting for the host contract and the embedded conversion option and could have had a material impact on our financial statements.

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

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1(FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. We are currently evaluating the potential impact of the adoption of FSP APB 14-1 on our consolidated financial statements.

Quarterly Results

The following table sets forth our historical unaudited quarterly consolidated statement of operations data for 2007 and the first two quarters of 2008. You should read this information together with our unaudited consolidated financial statements and the related notes appearing elsewhere in our filings. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarter Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008
	(in thousands, except page view and RPM data)
Revenues:
Advertising revenue	$2,884	$2,728	$2,165	$2,974	$3,013	$2,985
Answers services licensing	77	82	43	17	18	18
Subscriptions	425	—	—	—	—	—
	3,386	2,810	2,208	2,991	3,031	3,003
Costs and expenses:
Cost of revenue	1,144	1,320	1,179	1,247	1,393	1,416
Research and development	722	748	769	739	875	929
Sales and marketing	982	1,072	1,221	676	762	933
General and administrative	926	1,019	1,058	1,017	1,131	1,198
Write-off of the Brainboost Answers Engine	—	—	—	—	—	3,138
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	—	—	—	—	2,543	—

Total operating expenses	3,774	4,159	4,227	3,679	6,704	7,614

Operating loss	(388)	(1,349)	(2,019)	(688)	(3,673)	(4,611)
Interest income, net	100	112	88	85	55	18
Other income (expense), net	(15)	4	—	—	(38)	(11)

Loss before income taxes	(303)	(1,233)	(1,931)	(603)	(3,655)	(4,604)
Income taxes(1)	—	(14)	(19)	(15)	(11)	(15)

Net loss	$(303)	$1,247)	$(1,950)	$(618)	$(3,667)	$(4,619)

Other Data:
Adjusted EBITDA(1)	$160	$(306)	$(727)	$180	$(181)	$(670)
Answers.com page views	4,945,000	4,441,000	3,726,000	3,447,000	3,225,000	2,641,000
WikiAnswers page views	293,000	440,000	639,000	1,152,000	1,885,000	2,318,000
Answers.com RPM	$6.22	$6.31	$6.17	$7.16	$6.23	$6.18
WikiAnswers RPM	$4.40	$4.42	$5.17	$6.64	$6.95	$7.11

(1)

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

We believe that the presentation of Adjusted EBITDA provides useful information to investors because these measures enhance their overall understanding of the financial performance and prospects of our ongoing business operations. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods. Adjusted EBITDA is used by our management team to plan and forecast our business because it removes the impact of our capital structure (interest expense), asset base (amortization and depreciation), stock-based compensation expenses, taxes, foreign currency exchange rate differences and certain non-recurring revenues and expenses from our results of operations. More specifically, we believe that removing these impacts is important for several reasons:

•             Adjusted EBITDA disregards amortization of intangible assets and other specified costs resulting from acquisitions. Specifically, we exclude (a) amortization of acquired technology from our acquisition of Brainboost Technology, LLC, or Brainboost, developer of the Brainboost Answer Engine; (b) the Q2 2008 write-off of the Brainboost Answer Engine; (c) compensation expense resulting from the portion of the stock component of the Brainboost purchase price that was deemed compensation expense; (d) penalty payments to the sellers of Brainboost resulting from failure to timely register the common stock they received in connection with the acquisition;  (e) amortization of intangible assets relating to our acquisition of WikiAnswers; and (f) various costs and fees we incurred in connection with the terminated acquisition of Lexico and the abandoned follow-on offering of securities. We believe that excluding these expenses is helpful to investors, due to the fact that they relate to prior acquisitions and are not necessarily indicative of future operating expenses. While we exclude these expenses from Adjusted EBITDA we do not exclude the revenue derived from the acquisitions. The revenue attributable to WikiAnswers.com for the six months ended June 30, 2008 and the years ended December 31, 2007 and 2006 was $2,685 thousand, $1,302 thousand and $62 thousand, respectively. The revenue attributable to our acquisition of the Brainboost technology is not quantifiable due to the nature of its integration.

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

Adjusted EBITDA is not a measure of liquidity or financial performance under generally accepted accounting principles and should not be considered in isolation from, or as a substitute for, a measure of financial performance prepared in accordance with GAAP. Investors are cautioned of  inherent limitations associated with the use of Adjusted EBITDA as an analytical tool. Some of these limitations are:

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

We compensate for these limitations by providing specific information in the reconciliation to the GAAP amounts excluded from Adjusted EBITDA. A reconciliation of Adjusted EBITDA to net loss is as follows:

	Quarter Ended
	Mar. 31, 2007		Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008
	(In thousands)
Net loss	$(303)		$(1,247)	$(1,950)	$(618)	$(3,667)	$(4,619)
Interest income, net	(100)		(112)	(88)	(85)	(55)	(18)
Foreign currency exchange rate differences	15		(4)	—	—	38	11
Income taxes	—		14	19	15	11	15
Depreciation and amortization	448		444	464	442	448	383
Stock-based compensation	525		599	574	426	501	420
Write-off of the Brainboost Answers Engine	—		—	—	—	—	3,138
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	—		—	—	—	2,543	—
Cost related to August 2007 layoffs	—		—	254	—	—	—
Subscription revenue from lifetime subscriptions	(425	)(1)	—	—	—	—	—
Adjusted EBITDA	$160		$(306)	$(727)	$180	$(181)	$(670)

(1)	Recognition of previously deferred revenue, following the termination of the GuruNet service in February 2007.

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

Other Market Risk. We invest our excess cash in highly liquid investments with an original maturity of three months or less.  Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk arising from our investments. Based on our investment policy, such instruments are highly rated by rating agencies and therefore we believe that there is no material exposure to the principal amount from our investments.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2008, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of June 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings. However, from time to time, we may receive various legal claims incidental to our normal business activities, such as intellectual property infringement claims and claims of defamation and invasion of privacy. Although the results of claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

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

Search engines serve as origination Web properties for users in search of information, and our topic pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. As a result, we rely heavily on search engines for a substantial portion of the users visiting our Web properties. According to our internal estimates traffic to our Web properties originating from search engines during the second quarter of 2008, excluding Google-directed definition link traffic, was approximately 73% of the overall traffic to our Web properties, the majority of which originated from Google and, to a lesser but still significant extent, Yahoo!. Traffic to WikiAnswers from search engines during the same period was even more significant, amounting to approximately 90% of its overall traffic. If our traffic from search engines declines for any reason, we would suffer a significant decline in overall traffic and revenue. For example, in July 2007, a search engine algorithm adjustment by Google led to a drop in Google directed traffic to Answers.com. This adjustment reduced our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue declined proportionately. In response to the Google algorithm adjustment, we reduced our headcount and related compensation costs, reducing our monthly base payroll expenses by approximately 12%. In September 2007, Yahoo! dropped our content from its search index, which led to a brief periodic drop in our Yahoo! directed traffic. Search engines, at any time and for any reason, could change their algorithms that direct search queries to our Web properties or could restrict the flow of users visiting our Web properties specifically. In fact, as illustrated above, on occasion our Web properties have experienced decreases in traffic, and consequently in revenue, due to these search engine actions. We cannot guarantee that we will successfully react to these actions in the future and recover the lost traffic. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, or a restriction on the flow of users visiting our Web properties from the search engines, could cause a significant decrease in traffic and revenues, which could adversely affect our business and financial results.

We depend on Google to direct traffic to Answers.com through its definition link, and the loss of this source of traffic could significantly reduce our ad revenues and adversely affect our business and financial results.

A significant percentage of our direct traffic is directed to Answers.com by the definition link appearing on Google’s website result pages. As an additional result of this arrangement, a significant number of secondary users visit Web properties via the definition link and perform additional searches. We refer to these users as secondary traffic. The definition link traffic is the result of a unilateral decision by Google to link certain definitions to Answers.com, and not any contractual relationship. Google may change these links at any time, in its sole discretion. According to our internal estimates, for the second quarter of 2008, the primary and secondary traffic from the Google definition link accounted for approximately 7% of the traffic to our Web properties. If Google stops directing traffic to Answers.com through its definition link, we would experience a significant reduction in our direct traffic and the corresponding ad revenues, which would adversely affect our business and financial results.

If our Google Service Agreement, or GSA, is terminated by Google, we would have to seek an alternative provider of listings and advertisements, which could adversely affect our business and financial results.

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

We closely monitor the ratio between ad elements and actual content appearing on our Web pages. In the future we may decide that in order to enhance the user-experience and increase user satisfaction, our pages should display fewer ad elements. Displaying less ad-intensive Web pages is likely to result in faster page-load and offering more content per-page is likely to appeal more to the user. A better user experience may result in more stickiness on our Web properties and a higher rate of user-retention and return visits. However, there is no assurance that reducing advertising on our Web properties will result in better user-retention and return visits and there can be no guarantee that the short term reduction in ad revenues will pay off in the long term in the form of increased traffic. A decrease in the number of ad elements displayed on our Web properties will result in a short-term drop in RPM and a reduction in advertising revenues which will have an adverse impact on our results of operations.

The failure of WikiAnswers to grow according to our expectations could have an adverse impact on our business and financial results.

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

Much of the effort of administering WikiAnswers, monitoring its activity and ensuring its steady growth and development is borne by a large group of external supervisors, the vast majority of whom are not employed by us and not compensated for their efforts. The supervisors are in charge of monitoring questions and answers in specific categories in an effort to ensure questions are being answered timely, prevent vandalism, improve consistency and encourage high-quality contributions. As of June 30, 2008, the community enjoyed the benefit of well over 300 such supervisors. The success of WikiAnswers is dependant, to a certain extent, on the continued attention of these supervisors to WikiAnswers. If we are not able to attract and maintain enough supervisors, the WikiAnswers Web property will suffer and the Web property will become less attractive to users, which in turn will adversely affect the site’s growth and our business and financial results.

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

We could issue additional shares of common stock or securities convertible into or exercisable for common stock, which might dilute your percentage ownership interest in our company.

We have authorized 30,000,000 shares of our common stock, of which approximately 15,200,000 shares were issued and outstanding after giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock as of July 30, 2008.  Our board of directors has the authority, without action or vote of our stockholders in many cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise the capital that we may need at today’s stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. For example, on June 16, 2008, we sold Series A Convertible Preferred Stock and related warrants for $6.0 million in the Redpoint Financing.  See “Recent Developments” for a description of these transactions and the related securities.  These issuances may dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.  In addition, these issuances, or the perception that such issuances may occur in the future, may have a depressant effect on our stock price and make it more difficult to raise capital in the future on reasonable terms or at all.

We have a limited number of common shares available for future issuance which could adversely affect our ability to raise capital or consummate acquisitions.

We are authorized to issue 30,000,000 shares of common stock. We currently have outstanding 7,859,890 shares of common stock or approximately 15,200,000 shares of common stock after giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock. Due to the limited number of authorized shares available for issuance and because of the significant competition for acquisitions, we may not able to consummate an acquisition until we increase the number of shares we are authorized to issue. To facilitate the possibility and flexibility of raising of additional capital or the completion of potential acquisitions, we will seek shareholder approval to increase the number of our authorized shares of common stock. We can provide no assurance that we will succeed in amending our certificate of incorporation to increase the number of shares of common stock we are authorized to issue.

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

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends on our common stock in the foreseeable future.

We may incur penalties for late registration of the common stock underlying the Series A Convertible Preferred Stock and the Common Stock Purchase Warrants.

Under the terms of the registration rights agreement we entered into with the holders of our Series A Convertible Preferred Stock, we are obligated to register the common stock underlying the Series A Convertible Preferred Stock and the Common Stock Purchase Warrants. The registration rights carry penalties in the event we do not meet these registration obligations. We agreed to use our commercially reasonable best efforts to cause the registration statement to be declared effective by the SEC by November 13, 2008. If this deadline is not met, or if sales of all of the securities covered by the registration statement cannot be made, whether because of our failure to keep the registration statement effective, or for various other reasons, then we must pay liquidated damages in cash to the holders of our Series A Convertible Preferred Stock in the amount of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price.

We have issued and could issue additional “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights, which could dilute the interest of, or impair the voting power of, our stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. On June 16, 2008 as part of the Redpoint Financing, we issued 60,000 shares of Series A Convertible Preferred Stock.  In the event the Unit Warrant is exercised we will issue shares of Series B Convertible Preferred Stock.

The holders of our Series A Convertible Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

As of July 30, 2008, 60,000 shares of our Series A Convertible Preferred Stock were outstanding. Pursuant to the terms of the certificate of designation creating the Series A Convertible Preferred Stock, upon a liquidation of our company, the holders of shares of the Series A Convertible Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is equal to the greater of (i) $100 per share of Series A Convertible Preferred Stock, plus the amount of any accrued but unpaid dividends on those shares and any other fees or liquidated damages owing thereon or (ii) such amount per share as would have been payable had all shares of Series A Convertible Preferred Stock been upon any such liquidation converted to common stock immediately prior to such liquidation.  Dividends accrue on the shares of Series A Convertible Preferred Stock at a rate of 6% per annum.  In addition, in the event the Unit Warrant is exercised we will issue up to 70,000 shares of Series B Convertible Preferred Stock.  If issued, the Series B Convertible Preferred Stock would have pari passu rights with the Series A Convertible Preferred Stock upon a liquidation of our company to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock on substantially similar terms as the Series A Convertible Preferred Stock.

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

We determined that we had material weaknesses in our internal control over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and trading price of our stock.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these controls. We have dedicated significant amounts of time and resources to ensure compliance with this legislation for the year ended December 31, 2007. Based on their evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective due to the material weaknesses in our internal controls over (i) access to, and changes in, our information technology financial applications and underlying financial data; and (ii) the authority of our officers to obligate the Company. Because of these material weaknesses, our management concluded that, as of December 31, 2007, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Additionally, Somekh Chaikin, a member of KPMG International, issued an adverse opinion with respect to the effectiveness of our internal controls over financial reporting as of December 31, 2007.  As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and trading price of our common stock.

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

Exchange rate fluctuations between the U.S. dollar and the NIS may negatively affect our earnings. Our revenues and most of our expenses are denominated in U.S. dollars. However, a significant portion of the expenses associated with our Israeli operations, including personnel and facilities related expenses, are incurred in NIS. Consequently, a devaluation of the U.S. dollar in comparison to the NIS will have the effect of increasing the dollar cost of our operations in Israel. In 2006, 2007, and the first six months of 2008, the U.S. dollar depreciated against the NIS by 8.2%, 9.0%, and 12.8%, respectively. We cannot predict any future trends in the rate of devaluation or appreciation of the NIS against the U.S. dollar or of the U.S. dollar against the NIS. Despite the fact that we often use various hedging tools, including forward contracts and options, to minimize the effect of currency fluctuations on our income, if the U.S. dollar cost of our operations in Israel increases, our dollar-measured consolidated results of operations will be adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5.	OTHER INFORMATION

N/A

ITEM 6.	EXHIBITS

10.1	Amendment to Amended and Restated Employment Agreement between GuruNet Israel Ltd. and Robert S. Rosenschein dated July 30, 2008.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSWERS CORPORATION
(Registrant)

Date: August 4, 2008	By:	/s/ Robert S. Rosenschein

Robert S. Rosenschein
Chief Executive Officer

Date: August 4, 2008	By:	/s/ Steven Steinberg

Steven Steinberg
Chief Financial Officer
(Principal Financial Officer)