Form 10-Q
period 2008-09-30
Answers CORP
filed 2008-11-06
CIK 1283073

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2008

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

Yes   ☐                     No   ☒

The number of the registrant’s shares of common stock outstanding was 7,870,538 as of November 5, 2008.

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

PART I - FINANCIAL INFORMATION

Answers Corporation and Subsidiary

Consolidated Balance Sheets (unaudited, in thousands except share and per share data)

	September 30	December 31
	2008	2007
	$	$
Assets

Current assets:
Cash and cash equivalents	9,653	6,778
Investment securities	—	700
Accounts receivable	1,786	1,448
Prepaid expenses and other current assets	847	487
Total current assets	12,286	9,413

Long-term deposits (restricted)	225	196

Deposits in respect of employee severance obligations	1,430	1,232

Property and equipment, net of $1,916 and $1,615 accumulated depreciation as of September 30, 2008 and December 31, 2007, respectively	1,175	1,012

Other assets:
Intangible assets, net of $610 and $2,352 accumulated amortization as of September 30, 2008 and December 31, 2007, respectively	1,055	4,766
Goodwill	437	437
Prepaid expenses, long-term, and other assets	274	275
Deferred charges (Lexico acquisition and public offering)	—	1,267
Total other assets	1,766	6,745

Total assets	16,882	18,598

Liabilities and stockholders’ equity

Current liabilities:
Accounts payable	364	968
Accrued expenses	717	1,045
Accrued compensation	491	551
Warrant to purchase units of Series B preferred stock and warrants	5,567	—
Capital lease obligation – current portion	77	—
Deferred revenues	22	16
Total current liabilities	7,238	2,580

Long-term liabilities:
Liability in respect of employee severance obligations	1,622	1,233
Capital lease obligation, net of current portion	126	—
Deferred tax liability	23	14
Total long-term liabilities	1,771	1,247

Commitments and contingencies

Series A convertible preferred stock: $0.01 par value; stated value and liquidation preference of $100 per share; 6% cumulative annual dividend; 60,000 and 0 shares authorized, 60,000 and 0 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	385	—

Stockholders’ equity:
Preferred stock: $0.01 par value; 940,000 shares authorized, none issued	—	—
Common stock; $0.001 par value; 100,000,000 and 30,000,000 shares authorized, 7,870,538 and 7,859,890 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	8	8
Additional paid-in capital	77,014	73,893
Accumulated other comprehensive loss	(27)	(28)
Accumulated deficit	(69,507)	(59,102)
Total stockholders’ equity	7,488	14,771

Total liabilities and stockholders’ equity	16,882	18,598

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Operations (unaudited, in thousands except share and per share data)

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
	$	$	$	$

Revenues:
Advertising revenue	3,539	2,165	9,536	7,777
Answers service licensing	24	43	61	202
Subscriptions	—	—	—	425
	3,563	2,208	9,597	8,404

Costs and expenses:
Cost of revenue	945	1,179	3,754	3,643
Research and development	866	769	2,670	2,239
Sales and marketing	563	1,221	2,258	3,275
General and administrative	1,311	1,058	3,640	3,003
Write-off of the Brainboost Answer Engine	—	—	3,138	—
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	—	—	2,543	—
Total operating expenses	3,685	4,227	18,003	12,160

Operating loss	(122)	(2,019)	(8,406)	(3,756)

Interest (expense) income, net	(43)	88	30	299
Other income (expense), net	11	—	(38)	(11)
Loss resulting from fair value adjustment of warrant to purchase units of Series B preferred stock and warrants	(2,056)	—	(2,056)	—

Loss before income taxes	(2,210)	(1,931)	(10,470)	(3,468)

Income tax benefit (expense)	91	(19)	65	(33)

Net loss	(2,119)	(1,950)	(10,405)	(3,501)

Basic and diluted net loss per common share	(0.31)	(0.25)	(1.37)	(0.45)

Weighted average shares used in computing basic and diluted net loss per common share	7,865,263	7,854,053	7,861,681	7,844,900

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Cash Flows (unaudited, in thousands)

	Nine months ended September 30
	2008	2007
	$	$
Cash flows from operating activities:
Net loss	(10,405)	(3,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,080	1,356
Deposits in respect of employee severance obligations	(198)	(196)
Increase in liability in respect of employee severance obligations	380	310
Stock-based compensation to employees and directors	1,312	1,698
Write-off of the Brainboost Answers Engine	3,138	—
Write-off of amounts paid in prior periods, relating to the terminated Lexico acquisition and abandoned follow-on offering	663	—
Fair value adjustment of warrant to purchase units of Series B preferred stock and warrants	2,056	—
Loss on disposal of property and equipment	4	3
Decrease in deferred tax asset	9	33
Gains from exchange rate forward contracts, net	(46)	(19)
Exchange rate losses	38	11
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(339)	270
Decrease (increase) in prepaid expenses and other assets	1	(29)
(Decrease) increase in accounts payable	(254)	28
(Decrease) increase in accrued expenses and other current liabilities	(150)	57
Increase (decrease) in deferred revenues	6	(443)
Net cash used in operating activities	(2,705)	(422)

Cash flows from investing activities:
Capital expenditures	(435)	(515)
Increase in long-term deposits	(28)	(265)
Deferred charges relating to planned acquisition	—	(398)
Purchases of investment securities	—	(4,166)
Proceeds from sales of investment securities	700	6,047
Net cash provided by investing activities	237	703

Cash flows from financing activities:
Payment of capital lease obligation	(36)	—
Redpoint financing, net of $620 thousand issuance costs	5,380	—
Stock registration costs	(47)	—
Deferred charges relating to planned financing	—	(109)
Exercise of common stock options	10	145
Net cash provided by financing activities	5,307	36

Effect of exchange rate changes on cash and cash equivalents	36	—
Net increase in cash and cash equivalents	2,875	317

Cash and cash equivalents at beginning of period	6,778	4,976

Cash and cash equivalents at end of period	9,653	5,293

Supplemental disclosures of cash flow information:
Income taxes paid	7	6

Non-cash investing activities:
Acquisition of assets through capital lease obligation	239	—
Deferred charges relating to planned acquisition	—	100
Unrealized net loss from securities	—	2

Non-cash financing activities:
Deferred charges relating to planned financing	—	275
Increase in accrued dividends	106	—

The accompanying notes are an integral part of these consolidated financial statements.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Business

Answers Corporation (“the Parent”) was founded as a Texas corporation on December 22, 1998, and reorganized as a Delaware corporation in April 1999. On December 27, 1998, the Parent formed a subsidiary based in Israel (“the Subsidiary”), primarily for the purpose of providing research and development services to the Parent. The Parent and its wholly owned Subsidiary are collectively referred to as “the Company.” The Parent is a public company and trades on the Nasdaq Capital Market under the symbol “ANSW”.

As of September 30, 2008, approximately $446 thousand of the Company’s net assets were located outside of the United States.

The Company provides answer-based search services to users primarily through its websites, Answers.com and WikiAnswers.com.

On June 16, 2008, the Company raised $6,000,000, before related fees and costs, in a private placement offering. See Note 5 for further details.

In an effort to improve monetization, in the fourth quarter of 2006, the Company began marketing directly to advertisers and generating additional advertising revenue. However, at the end of the second quarter of 2008, the Company decided to abandon that effort, and by the end of the third quarter of 2008, the direct sales staff left the Company. In connection with the winding down of this effort, the Company recorded a charge of $90,000, in the second quarter of 2008, to account for the estimated cost of terminating certain related service contracts and employment agreements.

In the first quarter of 2008, the Company’s planned acquisition of Lexico Publishing Group LLC and the related planned offering of securities were terminated due to unfavorable market conditions. As a result, the Company recorded a charge to its statement of operations, amounting to approximately $2.54 million. See Note 10 (g) for further details.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The Company earned advertising revenue from its two web properties, as follows:

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
	$ (in thousands)

Advertising revenue

Answers.com	1,579	1,861	4,891	7,179
WikiAnswers	1,960	304	4,645	598
	3,539	2,165	9,536	7,777

Accounting for Stock-Based Compensation

The fair value of stock options granted to employees and directors, is estimated at the date of grant using the Black-Scholes option-pricing model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, expected interest rates and the expected volatility.

Through December 31, 2006, due to the lack of adequate history of its own stock volatility, the Company estimated its own expected stock volatility based on the historical stock volatility of three other comparable publicly held companies. During 2007, as the Company accumulated its own volatility history over longer periods of time, the Company’s assumptions about its stock price volatility were based on a rate that has been derived by taking into consideration the volatility rates of the aforesaid comparable publicly held companies as well as its own historical volatility rates. Beginning in 2008, the Company estimates its expected stock volatility based solely on its own historical stock volatility rates.

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

The table below presents the computation of basic and diluted net loss per common share:

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
	$ (in thousands, except share and per share data)

Net loss	(2,119)	(1,950)	(10,405)	(3,501)

Series A Convertible Preferred Stock dividends	(91)	—	(106)	—
Amortization of Series A Convertible Preferred Stock discounts	(239)	—	(279)	—

Net loss attributable to common shares	(2,449)	(1,950)	(10,790)	(3,501)

Weighted average shares used in computing basic and diluted net loss per common share	7,865,263	7,854,053	7,861,681	7,844,900

Basic and diluted net loss per common share	(0.31)	(0.25)	(1.37)	(0.45)

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

During the nine months ended September 30, 2008 and 2007, the Subsidiary entered into option contracts to hedge certain foreign currency denominated expenses. These derivatives were not designated as hedging instruments under the rules of SFAS 133 and, therefore, the net gains (losses) are recognized in earnings as they occur. Such gains (losses) are included in operating expenses as follows:

	Three months ended September 30		Nine months ended September 30
	2008	2007	2008	2007
	$ (in thousands)

Cost of revenue	(3)	8	6	8
Research and development	(26)	23	22	23
Sales and marketing	(2)	22	5	22
General and administrative	(13)	16	13	16
	(44)	69	46	69

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Recently Issued Accounting Standards

In March 2008, the FASB issued Statement of Financial Accounting Standards 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS 161). SFAS 161 gives financial statement users better information about the reporting entity’s hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The Company is currently evaluating the potential impact of the adoption of SFAS 161 on its consolidated financial position, results of operations and cash flows.

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

Note 3 – Capital Leases

In April 2008, the Company entered into several capital lease agreements to purchase equipment for its new co-location server facility (see note 10 (b)). The capitalized leases are included in property and equipment as follows:

	As of September 30
	2008	2007
	$ (in thousands)

Computer equipment	239	—
Less: accumulated depreciation	(38)	—

	201	—

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

In the second quarter of 2008, the Company decided to focus its efforts, in the realm of questions-and-answers, solely on user-generated, questions-and-answers, and effectively abandoned its use of the BAE. This decision was implemented on May 25, 2008, when changes were made to Answers.com, virtually eliminating the use of the BAE, which the Company believes has no further service potential.

As a result of the Company’s decision to effectively abandon its use of the BAE, the net book value of the BAE as of May 25, 2008, in the amount of $3,138,000, was written off, and the resulting charge is included in the Company’s operating expenses for the nine months ended September 30, 2008.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5 – Redpoint Financing

On June 16, 2008, pursuant to a private placement of the Company’s securities, Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively, “Redpoint”) purchased $6,000,000 of the Company’s Series A Convertible Preferred Stock, initially convertible into 1,333,333 shares of common stock at a conversion price of $4.50 per share, and Common Stock Purchase Warrants exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share (“Series A Warrants”). Redpoint also received a warrant, exercisable until June 16, 2009, to purchase units of up to $7 million of Series B Convertible Preferred Stock and Common Stock Purchase Warrants exercisable for 636,364 shares of common stock (“Series B Warrants”). The Series B Convertible Preferred Stock is initially convertible into 1,272,727 shares of common stock at a conversion price of $5.50 per share. The Series B Warrants have an exercise price of $6.05 per share. After deducting placement agent fees and legal expenses, the Company’s net proceeds from the private placement were approximately $5,380,000. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Series A Warrants and the Series B Warrants are collectively referred to as the “Redpoint Securities”. The warrant to purchase units of Series B Convertible Preferred Stock and Series B Warrants is referred to as the “Series B Unit Warrant”.

The Series A Convertible Preferred Stock has the rights and preferences set forth in the Company’s Certificate of Designations, which amended the Company’s Amended and Restated Certificate of Incorporation as of its date of filing on June 16, 2008 (see Note 7). The Series B Convertible Preferred Stock, if purchased by Redpoint pursuant to its Series B Unit Warrant, will have similar rights and preferences as the Series A Convertible Preferred Stock.

In connection with the private placement the Company entered into a registration rights agreement with Redpoint, pursuant to which the Company agreed to register with the SEC for resale the common stock underlying the Redpoint Securities. In connection with the registration rights agreement, the Company agreed to pay a penalty of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price, as partial liquidated damages, for certain default events and subject to certain circumstances. The partial liquidated damages may trigger if the registration statement, which the Company filed on July 30, 2008, and which was declared effective by the SEC on September 16, 2008, ceases to remain continuously effective. The Company also agreed to use its reasonable best efforts to obtain all required stockholder approval for the authorization and issuance of the common stock underlying the Redpoint Securities by September 15, 2008, and such approval was obtained on September 9, 2008.

In connection with the private placement, Redpoint received the right to appoint an individual to serve as a voting member of the Company’s board of directors. If Redpoint exercises the Series B Unit Warrant and meets certain ownership requirements, it will be entitled to appoint a second member to the Company’s board of directors.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5 – Redpoint Financing (cont’d)

Accounting

The $6,000,000 of proceeds from the Redpoint Financing were first allocated to the Series B Unit Warrant, which was classified as a liability, based on its fair value, and the residual amount was allocated among the Series A Convertible Preferred Stock and the Series A Warrants based on their relative fair values, all in accordance with the guidance in SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Series A Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in EITF D-98, “Classification and Measurement of Redeemable Securities”, and the Series A Warrants have been classified in permanent equity.

In recording the effects of the transaction, the Company allocated the consideration from the purchase of the Redpoint Securities as follows:

	Series A Convertible Preferred Stock	Series A Warrants	Series B Unit Warrant	Total
	$ (in thousands)

Allocated amount	1,972	517	3,511	6,000
Less: Transaction costs	(204)	(53)	(363)	(620)

	1,768	464	3,148	5,380

Transaction costs were allocated on a pro rated basis, based on the amounts allocated to each of the components of the transaction. Transaction costs relating to the Series A Convertible Preferred Stock and Series A Warrants have been reflected as a reduction to the proceeds from the issuance of such instruments. Transaction costs relating to the Series B Unit Warrant have been deferred and are being amortized to interest expense over one year, which is the life of the warrant.

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

Series A Warrants

The relative fair value of the Series A Warrants, as explained above, has been recorded and classified as additional paid in capital in permanent equity, as described above, with a corresponding discount to the Series A Convertible Preferred Stock. Such discount is amortized to paid-in capital through the earliest redemption date of the stock, which is six years after the date of issuance. As of September 30, 2008, approximately $22,000 of such discount has been amortized.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 5 – Redpoint Financing (cont’d)

Series B Unit Warrant

The Series B Unit Warrant has been recorded as a liability, with a corresponding discount to the Series A Convertible Preferred Stock. Such discount is amortized against paid-in capital through the earliest redemption date of the stock, which is six years after the date of issuance. As of September 30, 2008, approximately $171,000 of such discount has been amortized.

The Series B Unit Warrant is revalued each reporting date. The Company assessed the value of the Series B Unit Warrant as of September 30, 2008, as compared to its value, as reported, as of June 30, 2008. The change in the amount of $2,056,000 has been included in the statement of operations as loss resulting from fair value adjustment of warrant to purchase units of Series B preferred stock and warrants for the three and nine months ended September 30, 2008.

Beneficial Conversion Feature

The effective conversion rate of the Series A Convertible Preferred Stock, after allocation of the proceeds as described above, as compared to the fair market value of the Company’s common stock on the date of issuance, represents an additional beneficial conversion value. Thus, the Company recorded an additional discount to the Series A Convertible Preferred Stock, with a corresponding increase in paid-in capital, of $1,768,000, reducing the Series A Convertible Preferred Stock to zero. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the aforesaid discount is amortized to paid-in capital over six years from the date of issuance, the earliest redemption date of the stock. As of September 30, 2008, approximately $86,000 of such discount has been amortized.

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

Note 6 – Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards 157, “Fair Value Measurements”, (SFAS 157), except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FASB Staff Position No. 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company measures its cash equivalents, foreign currency derivative contracts, deposits in respect of employee severance pay and Warrant to purchase units of Series B preferred stock and warrant, at fair value. In accordance with SFAS 157, the Company’s cash equivalents, foreign currency derivative contracts and deposits in respect of employee severance pay are classified within Level 1 or Level 2. This is because the cash equivalents, foreign currency derivative contracts and deposits in respect of employee severance pay are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Warrant to purchase units of Series B preferred stock and warrants is classified within Level 3 because it is valued using a combination of Monte-Carlo simulation and Black-Scholes model. Some of the inputs to this valuation are unobservable in the market and are significant.

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 6 – Fair Value Measurements (cont’d)

Assets and liabilities measured at fair value are summarized below:

	Fair value measurement at reporting date using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$ (in thousands)
Assets
Cash Equivalents
Money Market Funds	8,264	8,264	—	—
Foreign currency derivative contracts	11	—	11	—
Deposits in respect of employee severance pay	1,430	1,430	—	—
Total Assets	9,705	9,694	11	—

Liabilities
Warrant to purchase units of Series B preferred stock and warrants	5,567	—	—	5,567

The following table presents the Company’s assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157, as of September 30, 2008:

Level 3
$ (in thousands)

Balance at December 31, 2007	—

Initial valuation of warrant to purchase units of Series B preferred stock and warrants	3,511
Loss resulting from fair value, included in statement of operations for the three and nine months ended September 30, 2008	2,056

Balance at September 30, 2008	5,567

Note 7 - Series A Convertible Preferred Stock

The following table summarizes the changes in the Series A Convertible Preferred Stock resulting from issuance through September 30, 2008:

$ (in thousands)

Gross proceeds	6,000

Issuance costs	(204)
Discount resulting from the issuance of the Series A Warrants	(517)
Discount resulting from the issuance of the Series B Unit Warrant	(3,511)
Discount resulting from the Beneficial Conversion Feature	(1,768)
Amortizations of discounts from closing through September 30, 2008	279
Accrued dividends	106

385

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7 - Series A Convertible Preferred Stock (cont’d)

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

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 7 - Series A Convertible Preferred Stock (cont’d)

Mandatory Conversion

Beginning December 16, 2009, provided certain conditions are satisfied, if the closing price of the Common Stock equals an average of $13.50 (subject to adjustment for stock splits, reclassifications, combinations and similar adjustments) per share for the 45 consecutive trading days immediately prior to the Automatic Conversion Notice Date (as defined below), and average daily volume of the Common Stock on The Nasdaq Capital Market averages at least $1,000,000 during such measurement period, unless the Holder is prohibited from converting the Series A Convertible Preferred Stock pursuant to certain limitations set forth in the Certificate of Designations, the Company shall have the right to deliver a notice to the Holder (an Automatic Conversion Notice, and the date such notice is received by the Holder, the Automatic Conversion Notice Date), to convert any portion of the shares of Series A Convertible Preferred Stock then held by the holder into shares of Common Stock at the then-effective Conversion Price.

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

Note 8 – Stockholders’ Equity

General

The following table summarizes the changes in the Company’s stockholders’ equity during the nine-month period ending September 30, 2008:

$ (in thousands)

December 31, 2007	14,771

Stock-based compensation	1,312
Discount resulting from the issuance of the Series A Warrants	464
Discount resulting from the Beneficial Conversion Feature	1,768
Amortizations of discounts from closing through September 30, 2008	(279)
Accrued dividends	(106)
Stock registration costs	(47)
Exercise of stock options	10
Net loss for the period	(10,405)

September 30, 2008	7,488

ANSWERS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 8 – Stockholders’ Equity (cont’d)

Common Stock

At the stockholders’ annual meeting which was held on September 9, 2008, the stockholders of the Company agreed to amend the Company’s Amended and Restated Certificate of Incorporation to increase the authorized common stock to 100,000,000 shares from 30,000,000 shares;

Stock Warrants

As of September 30, 2008, there were 1,824,430 outstanding stock warrants with a weighted average exercise price of $12.09. All warrants are exercisable immediately. No warrants were exercised during the nine months ended September 30, 2008.

Stock Options

During the nine months ended September 30, 2008, the Company granted a total of 410,150 stock options to its employees and officers at an average exercise price of $4.17 per option. Additionally, during the same period, 10,648 stock options were exercised and 198,324 stock options were forfeited.

The total fair value of stock options vested during the nine months ended September 30, 2008, amounted to $1,312 thousand and was recorded as stock-based compensation expense.

At the stockholders’ annual meeting which was held on September 9, 2008, the stockholders of the Company agreed to amend the Company’s 2005 Incentive Compensation Plan to increase the number of shares available for grant under such plan from 1,100,000 shares to 1,350,000 shares. As of September 30, 2008, 240,515 and 17,850 options were available for grant under the 2005 Plan and the 2004 Stock Plan, respectively. All Prior Option Plans are closed for future grants.

Note 9 – Income Taxes

FIN 48

As of September 30, 2008 and December 31, 2007, the Company’s unrecognized tax benefits, including associated estimated interest and penalties which were not material, were $70 thousand and $263 thousand, respectively.  Of the total unrecognized tax benefits at September 30, 2008 and December 31, 2007, approximately $68 thousand and $114 thousand, if recognized, would impact the effective tax rate in those respective periods.

In September 2008, the Israeli income tax authorities completed its audit of the Subsidiary for the tax years 2004 through 2006, resulting in no adjustments, pending final approval. As a result of the findings of such audit, the Company reversed previously accrued tax provisions.

Note 10 - Commitments and Contingencies

(a)          Future minimum lease payments under non-cancelable operating leases for office space and cars, as of September 30, 2008, are as follows:

Year ending December 31	$ (in thousands)

2008 (three months ending December 31, 2008)	142
2009	507
2010	309
2011	11

969

Rental expense for operating leases for the three months ended September 30, 2008 and 2007 was approximately $158,000, and $126,000, respectively. Rental expense for operating leases for the nine months ended September 30, 2008 and 2007 was approximately $456,000, and $370,000, respectively.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(UNAUDITED)

Note 10 – Commitments and Contingencies (cont’d)

(b)         Future minimum lease payments under non-cancelable capital leases for computer equipment, as of September 30, 2008, are as follows:

Year ending December 31	Principal	Interest
	$ (in thousands)

2008 (three months ending December 31, 2008)	19	2
2009	78	8
2010	82	3
2011	24	1

	203	14

(c)          A bank guarantee given to the Subsidiary’s landlord, is secured by a restricted long-term deposit of $139,000 and collateralized by some of the Subsidiary’s bank deposits (as of September 30, 2008, such deposits amounted to $361,000).

(d)         In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and various consulting arrangements. As of September 30, 2008, the total future commitments under these arrangements amount to approximately $711,000.

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

(UNAUDITED)

Note 10 - Commitments and Contingencies (cont’d)

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

In addition to the payments to Lexico and the senior notes investor, aggregating $925,000, the Company incurred approximately $1,270,000 and $348,000 of costs, including legal, accounting, banking, consulting and travel costs, in 2007 and in the first quarter of 2008, respectively, in connection with the proposed acquisition of Lexico and follow-on offering. The payments to Lexico, to the senior notes investor, and the additional costs, collectively $2,543,000, are included in the operating expenses on the Company’s statement of operations for the nine months ended September 30, 2008.

Note 11 – Risks and Uncertainties

Practically all of the Company’s advertising revenue was generated through the efforts of third party suppliers (the “Monetization Partners”). During the three months ending September 30, 2008, the Company earned approximately 82% of its advertising revenue through one of its Monetization Partners, Google Inc., compared to 69% of advertising revenue from Google during the third quarter of 2007. During the nine months ending September 30, 2008, the Company earned approximately 79% of its advertising revenue through Google, compared to 71% of advertising revenue during the same period in 2007.

Search engines serve as origination Web properties for users in search of information, and the Company’s Websites’ topic pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. Thus, in addition to the ads the Company receives through Google, its traffic is mostly driven by search engine traffic, mostly from the Google search engine. For the three months ended September 30, 2008, according to the Company’s internal estimates, search engine traffic represented approximately 77% of traffic. Search engines, at any time and for any reason, could change their algorithms that direct queries to the Company’s Web properties or could restrict the flow of users visiting the Company’s Web properties specifically. In fact, on occasion the Company’s Web properties have experienced decreases in traffic, and consequently in revenue, due to these search engine actions. The Company cannot guarantee that it will successfully react to these actions in the future and recover lost traffic. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, or a restriction on the flow of users visiting the Company’s Web properties from search engines, could cause a significant decrease in traffic and revenues.

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

Overview

We own and operate two leading Web properties dedicated to providing useful answers in thousands of categories. Our award-winning reference site, Answers.com®, includes content on 5 million topics from over 180 licensed sources. WikiAnswers.com™ is a community-generated social knowledge Q&A platform, leveraging wiki-based technologies. Through the contributions of WikiAnswers’ user-community and dedicated supervisors, answers to the site’s growing database of questions are improved and updated over time. According to comScore, our Web properties had approximately 22.2 million unique visitors in September 2008, which ranks Answers Corporation number 40 in the top U.S. Web properties. Our goal is to become the leading online provider of answers about anything and the best place for people to share knowledge.

Recent Events

On September 29, 2008, the listing of our common stock was transferred from The NASDAQ Global Market to The NASDAQ Capital Market. Our trading symbol was not impacted and remains “ANSW”.

Redpoint Financing

On June 16, 2008, pursuant to a private placement of our securities, Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively, “Redpoint”) purchased $6,000,000 of our Series A Convertible Preferred Stock, initially convertible into 1,333,333 shares of common stock at a conversion price of $4.50 per share, along with Common Stock Purchase Warrants exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share (Series A Purchase Warrants”). In conjunction therewith, Redpoint also received a warrant, exercisable until June 16, 2009, to purchase units of up to $7 million of Series B Convertible Preferred Stock and Common Stock Purchase Warrants exercisable for 636,364 shares of common stock (“Series B Purchase Warrants”). The warrant to purchase units of Series B Convertible Preferred Stock and Series B Purchase Warrants is referred to as the “Series B Unit Warrant”. The Series B Convertible Preferred Stock is initially convertible into 1,272,727 shares of common stock at a conversion price of $5.50 per share. The Series B Purchase Warrants have an exercise price of $6.05 per share.  After deducting placement agent fees and legal expenses, our net proceeds from the private placement were $5,380 thousand. The aforesaid transaction is collectively referred to as the “Redpoint Financing”. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Series A Warrants and the Series B Warrants are collectively referred to as the “Redpoint Securities”.

The Series A Convertible Preferred Stock has the rights and preferences set forth in our Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock, which amended our Amended and Restated Certificate of Incorporation as of its date of filing on June 16, 2008. The Series B Convertible Preferred Stock, if purchased by Redpoint pursuant to the Series B Unit Warrant, will have similar rights and preferences as the Series A Convertible Preferred Stock. For a detailed description of the rights and preferences of the Series A Convertible Preferred Stock, we refer you to note 6 to the financial statements included in this quarterly report.

In connection with the Redpoint Financing, Redpoint received the right to appoint an individual to serve as a voting member of our board of directors. If Redpoint exercises the Series B Unit Warrant and meets certain ownership requirements, it will be entitled to appoint a second member to our board.

In connection with the private placement, we entered into a registration rights agreement with Redpoint, pursuant to which we agreed to register with the SEC for resale the common stock underlying the Redpoint Securities. In connection with the registration rights agreement, we agreed to pay a penalty of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price, as partial liquidated damages, for certain default events and subject to certain circumstances. The partial liquidated damages will trigger if the registration statement filed with the SEC on July 30, 2008 and declared effective on September 16, 2008 ceases to remain continuously effective. We also agreed to use our reasonable best efforts to obtain all required stockholder approval for the authorization and issuance of the common stock underlying the Redpoint Securities by September 15, 2008. On July 30, 2008, we filed the registration statement with the SEC, registering the common stock underlying the Redpoint Securities, and it was declared effective by the SEC on September 16, 2008 and approved by the Company’s stockholders at our annual meeting of stockholders held on September 9, 2008.

Revenue

Traffic

Our revenue is primarily driven by the traffic generated by our Web properties and our ability to effectively monetize that traffic. Our current sources of traffic include the following:

•             Search engines:  Users submit queries and algorithm search engines respond by generating a list of Web pages that they deem likely to offer the most relevant content. When our pages rank high in the algorithmic systems of search engines, our results are more likely to be accessed by users. For the third quarter of 2008, according to our internal estimates, this source of traffic represented approximately 77% of our traffic.

•             Direct users:  Users visiting and returning to our home pages, and to a far lesser extent, arriving from Web properties that send us traffic, or via 1-Click Answers and AnswerTips. For the third quarter of 2008, according to our internal estimates, direct users represented approximately 17% of our traffic.

•             Google’s definition link:  We have an informal, non-contractual relationship with Google under which Google links certain search results related to definitional queries to Answers.com. For the third quarter of 2008, according to our internal estimates, this source of traffic represented approximately 6% of our traffic.

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

We gauge the effectiveness of our monetization efforts and trends by measuring our revenue per thousand page views, or RPM. Throughout this quarterly report, we refer to estimates of traffic, or page views. In our Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, we tracked the traffic on our Answers.com and WikiAnswers Web properties using two separate systems:

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

Beginning with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, all traffic measurements (including measurements previously reported in past filings using our Internal Data Warehouse) for Answers.com are also presented based on the HBX Analytics data. We estimate that the historical page views for Answers.com pursuant to HBX Analytics data, as set forth in our quarterly reports beginning with our  quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, are approximately 11% lower than the traffic measurements reported in previous filings. Consequently, our Answers.com RPMs, as reported in those quarterly reports, are higher than previous filings.

We also use Google, Inc.’s Google Analytics measurement services and Google AdSense data for various internal analyses. Our breakdown of our traffic sources, noted above, is based on such data. Google Analytics measurements are generated by our placement of tags on our Web properties’ pages, which Google Analytics uses to count and report audience metrics independently.

Third party services measuring traffic audiences may provide different estimates than the estimates reported by other external services and the estimates reported by internal tracking. These discrepancies may result from differences in methodologies applied or the sampling approaches used by each measuring service.

Our primary third party ad network, Google AdSense, accounted for approximately 82% of our total revenue in the third quarter of 2008 as compared to approximately 69% of our total revenue in the third quarter of 2007. Google AdSense accounted for approximately 79% of our total revenue in the first nine months of 2008 as compared to approximately 71% of our total revenue in the first nine months of 2007. In addition to Google, we utilize the services of other third party ad networks that provide us with ads. Although there are many companies that provide third party ad networks, the loss of Google as a third party ad network could have a material adverse impact on our financial condition, as we may not succeed in receiving terms and ad services as favorable as those provided under our Google Services Agreement (GSA). The GSA was last renewed for an additional two years, through January 31, 2010.

Direct Ad Sales.  In an effort to improve monetization, in the fourth quarter of 2006, we began marketing directly to advertisers and generating additional advertising revenue through an in-house team of direct ads salespeople. However, at the end of the second quarter of 2008 we decided to suspend this business initiative, and by the end of the third quarter of 2008 we no longer employ a sales staff. We initially saw promise in this area, with the belief that our Web properties would see RPM increases as a result of direct ad sales. In the fourth quarter of 2007, the sales force generated $575 thousand of direct ad revenue. However, direct ad revenue in 2008 was disappointing, with Q1 at $231 thousand and Q2 at $200 thousand. At the end of the second quarter we came to the belief that the horizontal, educational, reference nature of  made direct ads less compelling for this Web property. While we viewed WikiAnswers as having the potential to successfully implement a direct ad sales strategy, we decided not to pursue that strategy and to instead focus on selling ads through advertising networks, primarily Google AdSense. This decision will allow us to focus on our core competency — growing the WikiAnswers community, growing traffic to our Web properties and monetizing via Google and other ad networks.

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

Research and Development Expenses

Research and development expenses consist of compensation, travel and overhead costs of personnel conducting research and development of our products and services, and consulting costs. Our research and development team works primarily on projects to improve and enhance quality, performance, user interface, product functionality, and monetization. We generally expect that our research and development expenses will decline as a percentage of revenue as we grow our revenue.

Sales and Marketing Expenses

Sales and marketing expenses consist of compensation, travel and overhead costs of personnel in-charge of WikiAnswers community management, product management and sales and marketing; and public relations, marketing and market information services, and advertising and promotional costs. We generally expect that our sales and marketing expenses will decline as a percentage of revenue as we grow our revenue.

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

Overhead costs

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

Impact of Currency Fluctuations

The dollar cost of our operations in Israel is heavily influenced by changes in the value of the dollar in relation to the New Israel Shekel (“NIS”), mostly due to the NIS-based salaries of our Israel-based employees. In the three months ended September 30, 2008, the average value of the dollar declined approximately 17%, as compared to its value during the same period in 2007. In the nine months ended September 30, 2008, the average value of the dollar declined approximately 16%, as compared to its value during the same period in 2007. During the three and nine months ending September 30, 2008, approximately $1.6 million and $4.9 million of our expenses, respectively, were NIS-based, thus the devaluation noted above, significantly influenced our operating expenses. While hedging activities somewhat reduced the impact of the devaluation of the dollar during those periods, we absorbed most of the devaluation.

Write-off of the Brainboost Answer Engine

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

In November 2006, we acquired a Web property, then known as www.faqfarm.com, and subsequently rebranded as WikiAnswers.com, a dynamic, user-generated, questions and answers website. Although handled in different ways, BAE and WikiAnswers are effectively focused on similar areas, answering complex natural language questions. Since its acquisition, WikiAnswers has grown significantly, each quarter, both in terms of traffic and revenue. Conversely, during that period, Answers.com traffic and revenue has generally declined each quarter. Detailed information regarding these trends is provided in the revenue discussion in this quarterly report. As a result of this continued trend, and the success of user-generated questions and answers as compared to the technology-driven answers presented by the BAE, we made a strategic decision in the second quarter of 2008 to focus our efforts, in the realm of questions-and-answers, on user-generated questions and answers, and effectively abandoned our use of the BAE. This strategic decision was reflected in a change we made to Answers.com on May 25, 2008.  Prior to that date, users asking a question on Answers.com caused the site to access the BAE in an attempt to locate an answer on the Web.  The BAE results were then presented on the Answers.com result page. Beginning May 25, 2008, users no longer receive BAE-derived result pages, rather they are instead encouraged to post their question to WikiAnswers, and in a less pronounced fashion, offered a link to another page for purposes of accessing BAE should they wish to do so. This user-interface change virtually eliminated the use of the BAE as demonstrated by the elimination of virtually all BAE-derived page views.

As a result of our decision to effectively abandon our use of the BAE, the net book value of the BAE, as of May 25, 2008, in the amount of $3.138 million, was written off during the three months ended June 30, 2008.

Termination fees and write-off of cost relating to the terminated Lexico acquisition and abandoned follow-on offering

In the first quarter of 2008, we recorded a charge of $2,543 thousand consisting of $1,618 thousand of accounting, legal, banking, consulting and travel costs we incurred in 2007 and in the first quarter of 2008, in connection with the abandoned acquisition of Lexico and follow-on offering of securities, and $925 thousand relating to termination fees we paid as a result of the termination of the acquisition and a Securities Purchase Agreement with an institutional investor, for the optional purchase and sale of $8.5 million of our senior secured convertible notes. A summary of the events that led to the termination of the acquisition and financing follows:

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

Interest Income (Expense), Net

Interest income, net, is comprised of interest income earned on cash, cash equivalent and an investment security balances, and amortization of deferred costs we incurred in connection with the issuance of the Series B Unit Warrant.

Other Income (Expenses), Net

Other income (expenses), net, consists primarily of foreign currency exchange gains and losses.

Loss Resulting from Fair Value Adjustment of Warrant to Purchase Units of Series B Preferred Stock and Warrants Discuss

The Series B Unit Warrant is revalued each reporting date. Any change to its fair value is recorded in the statement of operations.

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

Our Israeli subsidiary had income in the three and nine months ended September 30, 2008 and 2007, resulting from the services agreement we entered into with such Israeli subsidiary. Pursuant to this agreement, the Israeli subsidiary charges us for research and development services it provides us, plus a profit margin not more than 12.5%. However, the subsidiary is an “approved enterprise” under Israeli law, which means that income arising from the subsidiary’s approved activities, is subject to zero tax under the “alternative benefit” path for a period of ten years. Currently, the subsidiary operates under two separate “approved enterprise” plans, ending December 31, 2009 and December 31, 2014, respectively. In the event of distributions by the subsidiary to the parent, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax to be withheld at source on the amounts of such distribution received. At present, we do not plan on having the subsidiary distribute a dividend to Answers Corporation.

Three Months and Nine Months Ended September 30, 2008 and 2007

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Answers.com advertising revenue	1,579	1,861	(282)	4,891	7,179	(2,288)
WikiAnswers advertising revenue	1,960	304	1,656	4,645	598	4,047
Answers services licensing revenue	24	43	(19)	61	202	(141)
Subscription revenue		—		—	425	(425)
	3,563	2,208	1,355	9,597	8,404	1,193

Revenue increased $1,355 thousand, or 61%, to $3,563 thousand for the three months ended September 30, 2008 from $2,208 thousand for the three months ended September 30, 2007.

 Answers.com advertising revenue for the three months ended September 30, 2008 decreased $282 thousand compared to the three months ended September 30, 2007. The decrease was the result of decreased traffic, which was only partially mitigated by very moderate improvement in RPM.  Answers.com average daily page views in the three months ended September 30, 2008 were 2,666,000, a decline of 19% compared to the average daily page views of 3,276,000 in the three months ended September 30, 2007. The decline in traffic is primarily due to the July 2007 Google algorithm change that significantly impacted Answers.com traffic, reducing our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue also declined proportionately. The Answers.com RPM in the three months ended September 30, 2008 was $6.44, an increase of 4% compared to the RPM of $6.17 in the three months ended September 30, 2007. We have found that this metric often moves up or down moderately due to many factors including how we are evaluated by our advertising partners.

Answers.com advertising revenue for the nine months ended September 30, 2008 decreased $2,288 thousand compared to the nine months ended September 30, 2007, mostly due to decreases in traffic.  Answers.com average daily page views in the nine months ended September 30, 2008 were 2,844,000, a decline of 33% compared to the average daily page views of 4,221,000 in the nine months ended September 30, 2007. The decline in traffic is primarily due to the July 2007 Google algorithm change that significantly impacted Answers.com traffic, reducing our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue also declined proportionately. The Answers.com RPM in the nine months ended September 30, 2008 was $6.28, an increase of 1% compared to the RPM of $6.23 in the nine months ended September 30, 2007.

Since the Google adjustment, we suspended our Answers.com strategy of licensing new content, and, consequently, we have generally experienced quarterly declines in Answers.com traffic. Historically, we operated on the premise that adding rich unique content to Answers.com positively impacted the site’s traffic growth, guided by the principle that rich unique content was not only appreciated by the human user, rather, it was also highly valued by the search engines and their content indexing programs. While Answers.com receives significant SEO traffic to its rich content pages, the Google algorithm change caused us to doubt whether licensing additional content would yield a positive return. In recent months we made certain changes to and ran certain tests on Answers.com that have led us to believe that adding content may, once again, be a viable way to grow traffic. While we intend to rejuvenate the Answers.com content strategy,, there is no assurance we will succeed in achieving renewed growth for Answers.com.

WikiAnswers.com advertising revenue for the three months ended September 30, 2008 increased $1,656 thousand compared to the three months ended September 30, 2007, due to increases in traffic, and to a lesser extent, due to improvement in RPM.  WikiAnswers.com average daily page views in the three months ended September 30, 2008 were 3,094,000, an increase of 384% compared to the average daily page views of 639,000 in the three months ended September 30, 2007. We believe that the dramatic growth that WikiAnswers has experienced since we acquired it, in November 2006, is primarily due to the unique dynamics of the site. As our database of questions and answers grows, we draw new traffic, primarily from SEO, which in turn results in the creation of new questions and answers, or new content, which in turn drives additional growth. This is a self-perpetuating growth model. The WikiAnswers.com RPM during those periods rose from $5.17 to $6.89, primarily due to the inclusion of WikiAnswers under our Google Services Agreement, replacing the standard AdSense terms that governed the site prior to our acquisition of WikiAnswers.

WikiAnswers.com advertising revenue for the nine months ended September 30, 2008 increased $4,047 thousand compared to the nine months ended September 30, 2007, due to increases in traffic, and to a lesser extent, due to improvement in RPM.  WikiAnswers.com average daily page views in the nine months ended September 30, 2008 were 2,432,000, an increase of 432% compared to the average daily page views of 457,000 in the nine months ended September 30, 2007. We believe that the dramatic growth that WikiAnswers has experienced since we acquired it, in November 2006, is primarily due to the unique dynamics of the site. As our database of questions and answers grows, we draw new traffic, primarily from SEO, which in turn results in the creation of new questions and answers, or new content, which in turn drives additional growth. This is a self-perpetuating growth model. The WikiAnswers.com RPM during those periods rose from $4.78 to $6.97, primarily due to the inclusion of WikiAnswers under our Google Services Agreement, replacing the standard Adsense agreement that was entered into prior to our acquisition of WikiAnswers.

Approximately $187 thousand and $256 thousand of our advertising revenue in the three months ended September 30, 2008 and 2007, respectively, resulted from the efforts of our direct ad sales force. Approximately $618 thousand and $415 thousand of our advertising revenue in the nine months ended September 30, 2008 and 2007, respectively, resulted from the efforts of our direct ad sales force.  In an effort to improve monetization, in the fourth quarter of 2006, we began marketing directly to advertisers and generating additional advertising revenue. However, at the end of the second quarter of 2008 we decided to abandon that effort, and by the end of the third quarter of 2008, all of our direct sales staff left the Company. The direct ad revenue earned in the third quarter of 2008 relates mostly to campaigns that commenced before we decided to terminate our direct ad sales efforts.

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

Revenue Trends by Web Property

The following table illustrates the historical trends of our two Web properties’ average daily traffic, revenues and RPMs, by quarter, beginning the first quarter of 2007:

	2007				2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3

Ad Revenue ($ - in thousands)

Answers.com	2,768	2,551	1,861	2,270	1,828	1,485	1,579
WikiAnswers	116	177	304	704	1,185	1,500	1,960
Total	2,884	2,728	2,165	2,974	3,013	2,985	3,539

Answers.com	96%	94%	86%	76%	61%	50%	45%
WikiAnswers	4%	6%	14%	24%	39%	50%	55%
Total	100%	100%	100%	100%	100%	100%	100%

Traffic

Answers.com	4,945,000	4,441,000	3,276,000	3,447,000	3,225,000	2,641,000	2,666,000
WikiAnswers	293,000	440,000	639,000	1,152,000	1,885,000	2,318,000	3,094,000
Total	5,238,000	4,881,000	3,915,000	4,599,000	5,110,000	4,959,000	5,760,000

Answers.com	94%	91%	84%	75%	63%	53%	46%
WikiAnswers	6%	9%	16%	25%	37%	47%	54%
Total	100%	100%	100%	100%	100%	100%	100%

RPM
Answers.com	$6.22	$6.31	$6.17	$7.16	$6.23	$6.18	$6.44
WikiAnswers	$4.40	$4.42	$5.17	$6.64	$6.95	$7.11	$6.89

Since we purchased WikiAnswers in November 2006, the website has grown significantly, each quarter, both in terms of traffic and revenue. Conversely, in 2007, and especially beginning the third  quarter of 2007, when we experienced a drop in our traffic due to a search engine algorithm adjustment by Google, Answers.com’s quarterly traffic and revenue has generally declined. We expect the aforesaid trends of our individual Web properties to continue during the remainder of 2008.

The uncertain U.S. and global consumer spending environment may have a significant negative impact on the RPM of both our Web properties in the fourth quarter of 2008, in 2009, and beyond. While CPM rates are showing decline, it is still uncertain whether CPC rates for performance-based ads, which represents the vast majority of our advertising revenue, will be impacted.  We do not expect the environment will affect our expected overall growth in traffic.

Costs and Expenses

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Cost of revenue	945	1,179	(234)	3,754	3,643	111

Cost of revenue decreased $234 thousand, or 20%, to $945, in the three months ended September 30, 2008 from $1,179 in the three months ended September 30, 2007. The change in cost of revenue was due primarily to the following factors. Amortization expense from intangible technology assets we purchased in connection with the Brainboost acquisition that took place in December 2005 and the WikiAnswers acquisition that took place in November 2006 decreased. Since we wrote off the Brainboost Answer Engine on May 25, 2008, we eliminated $223 thousand of quarterly amortization, in the three months ended September 30, 2008 as compared to the three months ended September 30,

2007. The amortization of the intangible assets related to WikiAnswers decreased by $15 thousand in the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, since some of the assets we purchased are now fully amortized. Also, there was a decrease in data center costs (including depreciation of information technology assets) of $150 thousand, due to our moving to our own collocation facility rather than managed hosting. In a collocation facility, many of the tasks that were handled by the managed hosting provider are now handled by our employees, thus the fees we pay are lower. The aforesaid decreases were partially offset by increases in compensation costs of $136 thousand as a result of staffing additions, salary increases and the weak U.S. dollar as compared to the Israel shekel.

Cost of revenue increased $111 thousand, or 3%, to $3,754, in the nine months ended September 30, 2008 from $3,643 in the nine months ended September 30, 2007. The change in cost of revenue was due primarily to the following factors. Compensation costs increased $265 thousand as a result of staffing additions, salary increases and the weak U.S. dollar as compared to the Israel shekel. Additionally, we experienced increases in traffic acquisition costs of $22 thousand, increases in ad serving fees of $33 thousand, increases in travel of $23 thousand, increases in content licensing costs of $36 thousand, increases in outside consulting and general services of $30 thousand, and increases in overhead of $23 thousand. Recruitment fees in the nine months ended September 30, 2008 were $29 thousand, where no such expense was incurred in the nine months ended September 30, 2007. The aforesaid increases were partially offset by a reduction in amortization expense. Amortization expense results from intangible assets we purchased in connection with the Brainboost acquisition that took place in December 2005 and the WikiAnswers acquisition that took place in November 2006. The amortization of the Brainboost technology decreased by $312 thousand, as it was written off on May 25, 2008. The amortization of the intangible assets related to WikiAnswers decreased by $46 thousand in the nine months ended September 30, 2008, since some of the assets we purchased are now fully amortized.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Research and development	866	769	97	2,670	2,239	431

Research and development expenses increased $97 thousand, or 13%, to $866 thousand in the three months ended September 30, 2008 from $769 thousand in the three months ended September 30, 2007. The change in research and development expenses was due primarily to an increase of $103 thousand in compensation, as a result of salary increases and the weak U.S. dollar as compared to the Israel shekel.

Research and development expenses increased $431 thousand, or 19%, to $2,670 thousand in the nine months ended September 30, 2008 from $2,239 thousand in the nine months ended September 30, 2007. The change in research and development expenses was due primarily to an increase of $408 thousand in compensation-related expenses as a result of staffing additions, salary increases and the weak U.S. dollar as compared to the Israel shekel.

Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Sales and marketing	563	1,221	(658)	2,258	3,275	(1,017)

Sales and marketing expenses decreased $658 thousand or 54%, to $563 thousand during the three months ended September 30, 2008 from $1,221 thousand during the three months ended September 30, 2007. The change in sales and marketing expenses is due primarily to a decrease in compensation related expenses, excluding stock-based compensation, of $429 thousand, and a decrease in stock-based compensation of $184 thousand. These decreases resulted mostly from the termination of employment of our Chief Revenue Officer in the third quarter of 2007 and our direct ad sales team in the second and third quarter of 2008.

Sales and marketing expenses decreased $1,017 thousand or 31%, to $2,258 thousand during the nine months ended September 30, 2008 from $3,275 thousand during the nine months ended September 30, 2007. The change in sales and marketing expenses is due primarily to the following factors. Compensation related expenses, excluding stock-based compensation, decreased $527 thousand, and stock-based compensation decreased $495 thousand. These decreases resulted mostly from the termination of employment of our Chief Revenue Officer in the third quarter of 2007 and our direct ad sales team in the second and third quarter of 2008. The termination of our direct ad sales team also resulted in a reduction of $33 thousand in allocated overhead expenses, and advertising and marketing related expenses decreased $44 thousand. Additionally, recruitment fees in the nine months ended September 30, 2007 were $48 thousand, where no such expense was incurred in the nine months ended September 30, 2008. The aforesaid decreases were partially offset by a charge of $132 thousand, in the second quarter of 2008, to account for the estimated cost of terminating certain service contracts relating to our abandoned direct ad sales efforts.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

General and administrative	1,311	1,058	253	3,640	3,003	637

General and administrative expenses increased $253 thousand, or 24%, to $1,311 thousand during the three months ended September 30, 2008 from $1,058 thousand during the three months ended September 30, 2007. The change in general and administrative expenses was due primarily to the following factors. Stock administration fees rose $40 thousand due mostly to the fact that our annual meeting of stockholders, in 2008, took place in the third quarter, rather than the second quarter, as was the case in 2007. Compensation costs increased by $54 thousand as a result of salary increases and the weak U.S. dollar as compared to the Israel shekel. There were also increases in travel of $44 thousand, overhead of $49 thousand, and accounting and legal fees of $64 thousand.

General and administrative expenses increased $637 thousand, or 21%, to $3,640 thousand during the nine months ended September 30, 2008 from $3,003 thousand during the nine months ended September 30, 2007. The change in general and administrative expenses was due primarily to the following factors. Compensation costs increased by $310 thousand as a result of staffing additions, salary increases and the weak U.S. dollar as compared to the Israel shekel. Accounting and legal fees increased $123 thousand due to the Redpoint Financing and other issues that rose during the nine months ended September 30, 2008.  There were also increases in stock administration fees of $54 thousand, in travel of $29 thousand, and insurance of $60 thousand.

Write-off of the Brainboost Answer Engine

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Write-off of the Brainboost Answer Engine	—	—	—	3,138	—	3,138

As a result of our decision to effectively abandon our use of the BAE, the net book value of the BAE, as of May 25, 2008, in the amount of $3,138 thousand, has been written off and the resulting charge is included in our statement of operations for the nine months ended September 30, 2008.

Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	—	—	—	2,543	—	2,543

During the nine months ended September 30, 2008, we recorded a charge of $2,543 thousand for various costs and fees we incurred in connection with the terminated acquisition of Lexico and the follow-on offering of securities.

Interest (Expense) Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Interest (expense) income, net	(43)	88	(131)	30	299	(269)

Interest (expense) income, net decreased $131 thousand to $(43) thousand, net, for the three months ended September 30, 2008 from $88 thousand income, net, for the three months ended September 30, 2007. The change in interest (expense) income, net resulted from certain transaction costs that we incurred in connection with the Series B Unit Warrant, which have been deferred and are being amortized to interest expense over one year. During the three months ended September 30, 2008, $91 thousand of such deferred costs were amortized and charged to interest expense. Further, interest earned from our cash balance during the three months ended September 30, 2008 of $48 thousand, as compared to interest earned during the three months ended September 30, 2007, of $88 thousand. The reduction in interest income earned on our cash balances was the result of significantly lower short-term interest rates.

Interest income, net decreased $269 thousand, or 90%, to $30 thousand for the nine months ended September 30, 2008 from $299 thousand for the nine months ended September 30, 2007. The change in interest income resulted from certain transaction costs that we incurred in connection with the Series B Unit Warrant, which have been deferred and are being amortized to interest expense over one year. During the nine months ended September 30, 2008, $106 thousand of such deferred costs were amortized and charged to interest expense. Further, interest earned from our cash balance during the nine months ended September 30, 2008 was $136 thousand, as compared to interest earned from cash balances during the nine months ended September 30, 2007, of $299 thousand. The reduction in interest income earned on our cash balances was the result of significantly lower short-term interest rates.

Loss Resulting from Fair Value Adjustment of Warrant to Purchase Units of Series B Preferred Stock and Warrants

Discuss

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Loss Resulting from Fair Value Adjustment of Warrant to Purchase Units of Series B Preferred Stock and Warrants	(2,056)	—	(2,056)	(2,056)	—	(2,056)

The Series B Unit Warrant is revalued each reporting date, and any change to its fair value is recorded in the statement of operations. The primary reason for the increase in the value of this liability during the three months ended September 30, 2008, was the increase in the market value of our common stock between June 30, 2008 and September 30, 2008.

Other Income (Expenses), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	Change	2008	2007	Change
	($ - in thousands)			($ - in thousands)

Other income (expense), net	11	—	11	(38)	(11)	(27)

Other income, net, during the three months ended September 30, 2008 was $11 thousand, compared to $0 in the three months ended September 30, 2007. Other income, net, in the third quarter of 2008 resulted from foreign currency exchange net gains.

Other expense, net increased $27 thousand, to $38 thousand for the nine months ended September 30, 2008 from $11 thousand for the nine months ended September 30, 2007. Other expenses, net, in the nine months ended September 30, 2008 resulted from foreign currency exchange net losses.

Income Tax Benefit (Expense)

We had net operating loss carryforwards, or NOLs, for federal income tax purposes of approximately $54 million at December 31, 2007, and approximately $49 million at December 31, 2006. The federal net operating losses will expire if not utilized on various dates from 2019 through 2027. Because we have experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on our ability to use at least $32 million of these carryforwards. Our best estimate at this time is that the annual limitation on the use of at least $32 million of our NOLs is approximately $1.8 million per year. Any unused portion of the $1.8 million annual limitation applicable to our restricted NOLs is available for use in future years until such NOLs are scheduled to expire. The recent Redpoint Financing may further impact our ability to use our NOLs, however, since we have not conducted a Section 382 Study since we received the Redpoint Financing we cannot make that determination. Our Israeli subsidiary has capital loss carryforwards of approximately $800 thousand that can be applied to future capital gains for an unlimited period of time under current tax rules.

In September 2008, the Israeli income tax authorities completed its audit of our Israeli subsidiary for the tax years 2004 through 2006, resulting in no adjustments, pending final approval. As a result of the findings of such audit, the Company reversed previously accrued tax provisions during the third quarter of 2008.

Liquidity and Capital Resources

Our principal sources of liquidity are cash and cash equivalents, which were $9,653 thousand as of September 30, 2008. In the nine months ended September 30, 2008, our cash used in operations was $2,759 thousand. We have used cash in our operations in virtually every quarter since our inception. Our ability to generate cash from operations in the future will depend primarily on our ability to produce net income before non-cash expenses such as depreciation and amortization and stock-based compensation.

	Nine Months Ended September 30,
	2008	2007
	($ - in thousands)

Net cash used in operating activities	(2,705)	(422)
Net cash provided by investing activities	237	703
Net cash provided by financing activities	5,307	36

Operating Activities

Despite a net loss of $10,405 thousand in the nine months ended September 30, 2008, net cash used in operations was $2,705 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling items are the write-off of the Brainboost Answers Engine of $3,138 thousand, the loss resulting from the fair value adjustment of the Series B Unit Warrant of $2,056 thousand, $1,312 thousand of operating expenses that were the result of non-cash, stock-based compensation to employees and directors, depreciation and amortization of $1,080 thousand, and the write-off of amounts that were paid in prior periods relating to the terminated Lexico acquisition and abandoned follow-on offering, of $663 thousand.

Investing Activities

Net cash provided by investing activities in the nine months ended September 30, 2008 and 2007, is attributable mostly to the proceeds from the sale of investment securities, less cash used for purchases of investment securities, and cash used for capital expenditures, as delineated in our Consolidated Statements of Cash Flows.

Financing Activities

Net cash flow from financing activities in the nine months ended September 30, 2008 was almost entirely from the Redpoint Financing. Cash flow from financing activities in the nine months ended September 30, 2007 resulted from the exercise of stock options, less amounts used on certain deferred financing charges.

Future Operations

As a result of the Redpoint Financing, in June 2008, we raised net proceeds of approximately $5.4 million, significantly improving our cash position. As part of the Redpoint Financing, Redpoint received the Series B Unit Warrant, a warrant to purchase units, exercisable at any time until June 16, 2009, for up to $7 million of Series B Convertible Preferred Stock and Series B Purchase Warrants.   The Series A Preferred Stock contains a redemption provision which allows the holder of a majority of the Series A Preferred Stock to request redemption, at any time on or after June 16, 2014, of all or any part of the outstanding Series A Preferred Stock.  If issued, the Series B Preferred Stock would have a similar redemption provision.

The funding we already received from Redpoint is important to us because of prior events that brought our cash position down considerably. In connection with the abandoned proposed public offering and the terminated Lexico purchase agreement, we made cash payments of $1,878 thousand in the first quarter of 2008, in addition to the $665 thousand we expended in 2007, for termination fees and costs.  These payments had a material impact on the balance of our cash and cash equivalents, which were $5,462 thousand as of March 31, 2008.

We believe we have sufficient cash to meet our planned operating needs for the next twelve months, based on our current cash levels and expected cash flow from operations.  Further, in estimating our expected cash flow during the next twelve months we have considered the uncertain U.S. and global consumer spending environment and its impact on our future revenue, as discussed in the earlier revenue discussion. Notwithstanding, our business strategy includes growth through additional business combinations and licensing or acquiring products and technologies complementary to our business, which could require use of a significant amount of our available cash. We may therefore need to raise additional capital through future debt or equity financing to finance such initiatives. However, we cannot be certain that additional financing will be available on acceptable terms, or at all. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.

Contractual Obligations and Commitments

As of September 30, 2008, we had the following known contractual obligations and commitments ($ - in thousands):

	Purchase Contracts	Capital Leases	Operating Leases	Total(1)

2008 (three months ending December 31, 2008)	186	19	142	347
2009	420	78	507	1,005
2010	105	82	309	496
2011	—	24	11	35

	711	203	969	1,883

(1)                                  The above table does not include unrecognized tax benefits of $70 thousand.

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

Quantitative and qualitative disclosures about market risk

Currency Risk.  Our revenue is denominated solely in U.S. dollars. Most of our expenses are also based in U.S. dollars, however, a very significant portion of our expenses are denominated in New Israel Shekels, or NIS. We expect this level of NIS expenses to continue for the foreseeable future. In 2007, the value of the U.S. dollar weakened against the value of NIS by 9%, and it weakened an additional 11% during the nine months ending September 30, 2008. If the value of the U.S. dollar further weakens against the value of NIS, there will be a negative impact on our results of operations. In addition, to the extent we hold cash and cash equivalents that are denominated in currencies other than the U.S. dollar, we are subject to the risk of exchange rate fluctuations. We use various hedging tools, including forward contracts and options, to lessen the effect of currency fluctuations on our income.

Other Market Risk.  As of September 30, 2008, all of our excess cash was invested in money market accounts that we believe have no material exposure to the principal amount nor to interest rate risk. Historically, we did invest much of our excess cash in various highly liquid investments including auction rate, investment grade, corporate and municipal debt instruments, and auction rate preferred shares of closed-end investment funds that invest in long-term fixed income securities, with auction reset periods (“ARS’s”) of 28 days. Recently, many holders of ARS instruments have experienced liquidity difficulties due to the lack of sufficient demand for the securities on the reset dates. While we did hold some ARS’s as of December 31, 2007, we sold all our interests in the first quarter of 2008 and did not experience a loss upon such sales.  Currently, we do not own any ARS’s, and we have ceased making any investments in ARS’s.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2007 and 2006, and our consolidated financial statements for the three months and nine months ended September 30, 2008 and 2007, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

We determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. Subsequent to our IPO, through 2006, we did not have sufficient history to actually predict our volatility and therefore our assumptions about stock price volatility were based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our actual stock price volatility. During 2007, as we accumulated our own volatility history over longer periods of time, our assumptions about our stock price volatility were based on a rate that was derived by taking into consideration the volatility rates of the aforesaid comparable publicly held companies as well as our own historical volatility rates. Beginning 2008, we are estimating our expected stock volatility based solely on our own historical stock volatility rates. Had we made different assumptions about our stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different, in the three months and nine months ended September 30, 2008 and 2007.

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

Redpoint Financing

To account for the Redpoint Financing, we estimated the fair value of the three components embodied in our agreement with Redpoint:  (i) Series A Convertible Preferred Stock, (ii) Series A Purchase Warrants and (iii) the Series B Unit Warrant. Further, The Series B Unit Warrant is revalued each reporting date. We used various valuation models and techniques to determine the individual values of the three components, including Monte Carlo and Black-Scholes. While we believe we have applied appropriate judgment in the assumptions and estimates, variations in judgment in applying assumptions and estimates used in the valuation could have a material effect upon the valuation results, and thus, on our financial statements.

The Series A Convertible Preferred Stock issued as part of the Redpoint Financing contains an embedded conversion option which could possibly require separate accounting under SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities”. According to paragraph 12(a) of SFAS 133, in order to determine whether separate accounting is required, one has to evaluate whether the economic characteristics and risks of the conversion option are closely related to the host contract, and the nature of the host contract.  We exercised judgment and evaluated this matter in accordance with EITF Topic D-109, “Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No.133” (Topic D-109). Topic D-109 conveys the SEC staff’s views on determining whether the characteristics of a host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. In evaluating an embedded derivative feature for separation under SFAS 133, the consideration of the economic characteristics and risks of the host contract should not ignore the stated or implied substantive terms and features of the hybrid financial instrument. We considered various factors including, redemption provisions, stated rate, voting rights, whether returns are discretionary or mandatory, collateral requirements, participation in residual earnings and liquidation preferences, in making our own determination that the host contract was more akin to equity. Had we determined that the host contract was more akin to debt and not equity it would have impacted the accounting for the host contract and the embedded conversion option and could have had a material impact on our financial statements.

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

Quarterly Results

The following table sets forth our historical unaudited quarterly consolidated statement of operations data beginning 2007. You should read this information together with our unaudited consolidated financial statements and the related notes appearing elsewhere in our filings. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarter Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008
	(in thousands, except page view and RPM data)
Revenues:
Advertising revenue	$2,884	$2,728	$2,165	$2,974	$3,013	$2,985	$3,539
Answers services licensing	77	82	43	17	18	18	24
Subscriptions	425	—	—	—	—	—	—
	3,386	2,810	2,208	2,991	3,031	3,003	3,563
Costs and expenses:
Cost of revenue	1,144	1,320	1,179	1,247	1,393	1,416	945
Research and development	722	748	769	739	875	929	866
Sales and marketing	982	1,072	1,221	676	762	933	563
General and administrative	926	1,019	1,058	1,017	1,131	1,198	1,311
Write-off of the Brainboost Answers Engine	—	—	—	—	—	3,138	—
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	—	—	—	—	2,543	—	—

Total operating expenses	3,774	4,159	4,227	3,679	6,704	7,614	3,685

Operating loss	(388)	(1,349)	(2,019)	(688)	(3,673)	(4,611)	(131)
Interest income, net	100	112	88	85	55	18	(43)
Other income (expense), net	(15)	4	—	—	(38)	(11)	11
Loss resulting from fair value adjustment of warrant to purchase units of Series B preferred stock and warrants	—	—	—	—	—	—	(2,056)

Loss before income taxes	(303)	(1,233)	(1,931)	(603)	(3,655)	(4,604)	(2,210)
Income taxes	—	(14)	(19)	(15)	(11)	(15)	91

Net loss	$(303)	$(1,247)	$(1,950)	$(618)	$(3,667)	$(4,619)	$(2,119)

Other Data:
Adjusted EBITDA(1)	$160	$(306)	$(727)	$180	$(181)	$(670)	$520
Answers.com average daily page views	4,945,000	4,441,000	3,276,000	3,447,000	3,225,000	2,641,000	2,666,000
WikiAnswers average daily page views	293,000	440,000	639,000	1,152,000	1,885,000	2,318,000	3,094,000
Answers.com RPM	$6.22	$6.31	$6.17	$7.16	$6.23	$6.18	$6.44
WikiAnswers RPM	$4.40	$4.42	$5.17	$6.64	$6.95	$7.11	$6.89

(1)

We define Adjusted EBITDA as net earnings before interest, Loss Resulting from Fair Value Adjustment of Warrant to Purchase Units of Series B Preferred Stock and Warrants, taxes, depreciation, amortization, stock-based compensation, foreign currency exchange rate differences and certain non-recurring revenues and expenses.

We believe that the presentation of Adjusted EBITDA provides useful information to investors because these measures enhance their overall understanding of the financial performance and prospects of our ongoing business operations. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods. Adjusted EBITDA is used by our management team to plan and forecast our business because it removes the impact of our capital structure (interest expense and Loss Resulting from Fair Value Adjustment of Series B Unit Warrant), asset base (amortization and depreciation), stock-based compensation expenses, taxes, foreign currency exchange rate differences and certain non-recurring revenues and expenses from our results of operations. More specifically, we believe that removing these impacts is important for several reasons:

•

Adjusted EBITDA disregards amortization of intangible assets and other specified costs resulting from acquisitions. Specifically, we exclude (a) amortization of acquired technology from our acquisition of Brainboost Technology, LLC, or Brainboost, developer of the Brainboost Answer Engine; (b) the Q2 2008 write-off of the Brainboost Answer Engine; (c) amortization of intangible assets relating to our acquisition of WikiAnswers; and (d) various costs and fees we incurred in connection with the terminated acquisition of Lexico and the abandoned follow-on offering of securities. We believe that excluding these expenses is helpful to investors, due to the fact that they relate to prior acquisitions and are not necessarily indicative of future operating expenses. While we exclude these expenses from Adjusted EBITDA we do not exclude the revenue derived from the acquisitions. The revenue attributable to WikiAnswers.com for the nine months ended September 30, 2008 and the years ended December 31, 2007 and 2006 was $4,645 thousand, $1,302 thousand and $62 thousand, respectively. The revenue attributable to our acquisition of the Brainboost technology was not quantifiable due to the nature of its integration.

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

Adjusted EBITDA is not a measure of liquidity or financial performance under generally accepted accounting principles and should not be considered in isolation from, or as a substitute for, a measure of financial performance prepared in accordance with GAAP. Investors are cautioned of inherent limitations associated with the use of Adjusted EBITDA as an analytical tool. Some of these limitations are:

•	Non-GAAP financial measures are not based on a comprehensive set of accounting rules or principles;

•	Many of the adjustments to Adjusted EBITDA reflect the exclusion of items that are recurring and will be reflected in our financial results for the foreseeable future;

•	Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than us, thus limiting its usefulness as a comparative tool;

•	Adjusted EBITDA does not reflect the periodic costs of certain tangible and intangible assets used in generating revenues in our business;

•	Adjusted EBITDA does not reflect interest income from our investments in cash and investment securities and,

•

Adjusted EBITDA does not reflect interest expense and other cost relating to financing our business, including Loss Resulting from Fair Value Adjustment of Warrant to Purchase Units of Series B Preferred Stock and Warrants and,

•	Adjusted EBITDA excludes taxes, which is an integral cost of doing business; and

•	Because Adjusted EBITDA does not include stock-based compensation, it does not reflect the cost of granting employees equity awards, a key factor in management’s ability to hire and retain employees.

We compensate for these limitations by providing specific information in the reconciliation to the GAAP amounts excluded from Adjusted EBITDA. A reconciliation of Adjusted EBITDA to net loss is as follows:

	Quarter Ended
	Mar. 31, 2007		Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008
	(In thousands)
Net loss	$(303)		$(1,247)	$(1,950)	$(618)	$(3,667)	$(4,619)	$(2,119)
Interest (income) expense, net	(100)		(112)	(88)	(85)	(55)	(18)	43
Foreign currency exchange rate differences	15		(4)	—	—	38	11	(11)
Income taxes	—		14	19	15	11	15	(91)
Depreciation and amortization	448		444	464	442	448	383	250
Stock-based compensation	525		599	574	426	501	420	392
Write-off of the Brainboost Answers Engine	—		—	—	—	—	3,138	—
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	—		—	—	—	2,543	—	—
Loss resulting from fair value adjustment of warrant to purchase units of Series B preferred stock and warrants	—		—	—	—	—	—	2,056
Cost related to August 2007 layoffs	—		—	254	—	—	—	—
Subscription revenue from lifetime subscriptions	(425)	(1)	—	—	—	—	—	—
Adjusted EBITDA	$160		$(306)	$(727)	$180	$(181)	$(670)	$520

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2008, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of September 30, 2008, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We incurred net losses of approximately $10.4 million and $4.1 million for the nine months ended September 30, 2008 and the year ended December 31, 2007, respectively. As of September 30, 2008, we had an accumulated deficit of approximately $69.5 million. We cannot assure you that we will be able to achieve net income on a quarterly or annual basis. If our revenues do not increase, or if our expenses exceed expectations or cannot be reduced, we will continue to incur substantial losses, which would materially adversely affect our business and financial results.

If search engines alter their algorithms or methods or otherwise restrict the flow of users visiting our Web properties, our business and financial results could suffer.

Search engines serve as origination Web properties for users in search of information, and our Answers.com topic pages and WikiAnswers Q&A pages often appear as one of the top links on the pages returned by search engines, primarily Google, in response to users’ search queries. As a result, we rely heavily on search engines, primarily Google, for a substantial portion of the users visiting our Web properties. According to our internal estimates traffic to our Web properties originating from search engines during the third quarter of 2008, excluding Google-directed definition link traffic, was approximately 77% of the overall traffic to our Web properties, the majority of which originated from Google and, to a much lesser but still significant extent, Yahoo!. Traffic to WikiAnswers from search engines during the same period was even more significant, amounting to nearly 95% of its overall traffic. If our traffic from search engines declines for any reason, we would suffer a significant decline in overall traffic and revenue. For example, in July 2007, a search engine algorithm adjustment by Google led to a drop in Google directed traffic to Answers.com. This adjustment reduced our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue declined proportionately. In response to the Google algorithm adjustment, we reduced our headcount and related compensation costs, reducing our monthly base payroll expenses by approximately 12%. In September 2007, Yahoo! dropped our content from its search index, which led to a brief periodic drop in our Yahoo! directed traffic. Search engines, at any time and for any reason, could change their algorithms that direct search queries to our Web properties or could restrict the flow of users visiting our Web properties specifically. In fact, as illustrated above, on occasion our Web properties have experienced decreases in traffic, and consequently in revenue, due to these search engine actions. We cannot guarantee that we will successfully react to these actions in the future and recover the lost traffic. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, or a restriction on the flow of users visiting our Web properties from the search engines, could cause a significant decrease in traffic and revenues, which could adversely affect our business and financial results.

If our Google Service Agreement, or GSA, is terminated by Google, we would have to seek an alternative provider of listings and advertisements, which could adversely affect our business and financial results. Even if renewed in January 2010, the GSA may be updated by Google to offer terms which are less attractive, thus reducing our revenues potential and adversely affecting our business and financial results.

Our business is dependent on the GSA, under which we obtain most of the advertisements displayed on our Web properties and earn most of our ad revenues. The GSA is scheduled to expire on January 31, 2010, unless renewed upon mutual written consent. Non-renewal or renewal of the GSA by Google upon terms less favorable than the current terms would have an adverse affect on our business and financial results.

Furthermore, Google may terminate the GSA with no advance notice if we:

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

Google’s termination of the GSA would result in our need to replace this relationship and obtain listings and advertisements from alternative providers, and we may not succeed in obtaining ads that produce as much revenue as the Google ads, nor may we receive equally favorable terms as those provided under the GSA. Termination of the GSA and our failure to replace it on equally favorable terms could result in a material reduction in our ad revenues and could adversely affect our business and financial results.

A downturn in the United States and global economic conditions could adversely affect the profitability of our business.

The U.S. and global economies are currently experiencing a significant contraction, and it is expected that we will see further economic downturn in the immediate and near future. The uncertain U.S. and global consumer spending environment may have a significant negative impact on the RPMs of both our Web properties in the fourth quarter of 2008, in 2009 and beyond. CPM rates are already showing a decline in the marketplace. While CPM-based revenue constitutes only approximately 10% of our overall advertising revenue, there is uncertainty as to the impact the economic crisis will have on performance-based ads and corresponding CPC rates. Since the vast majority of our revenue is generated via performance-based ads, a drop in CPC rates may result in a material reduction in our ad revenues which would adversely affect our business and financial results.

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

WikiAnswers is currently our primary growth driver and currently exceeds Answers.com in both traffic and revenue. WikiAnswers is experiencing a growth phenomenon that we refer to as a “network effect”.  The site’s growth facilitates further growth. As a result, we are spending increasing amounts of money and devoting greater resources to the development of WikiAnswers. If, for whatever reason, WikiAnswers fails to perform as well as we anticipate, and the growth we are experiencing falters or ceases, our business and financial results could be adversely affected.

If Internet users do not interact with our WikiAnswers Web property frequently or if we fail to attract new users to the service, our business and financial results will suffer.

The success of our WikiAnswers Web property is largely dependent upon users constantly interacting with the community by asking questions, posting answers and improving upon both. We have seen a very high correlation between growth in questions and answers and growth in the site’s page views. We need to attract users to register as community members, visit the Web property frequently and spend significant amounts of time on the Web property when they visit. In addition, only a very small number of users actually post information on the site on a regular basis and are engaged in improving the information it contains. If we are unable to encourage users to interact frequently with our WikiAnswers Web property and to contribute content, our ability to attract new users to the Web property, increase the number of registered users loyal to the community and attract advertisers to WikiAnswers will be diminished and adversely affected. As a result, our business and financial results will suffer, and we will not be able to grow our business as planned.

If we are unable to maintain and improve the quality of content being contributed to WikiAnswers, the Web property will become less valuable to the users, less popular as a destination for obtaining answers to questions and its growth will be negatively affected, which in turn could adversely impact our financial results.

It is critical that we ensure that the quality of content being posted on WikiAnswers, both questions and answers, is maintained and improved over time. The better the quality of the content generated on the Web property, the more valuable the Web property will be for users in search of answers, which in turn will lead to stronger growth in the community size. We will need to closely monitor the content being contributed by users and constantly be on the alert for and filter out content that does not add value, or even worse, damages the user experience. The increasing volume of questions asked each day and answers posted is resulting in a much more challenging environment for quality assurance. Control of quality may also necessitate the investment of additional resources and result in added costs. If we fail to maintain and improve the quality of the Web property’s content, the appeal of WikiAnswers to users may diminish and the growth of the Web property may be negatively affected, which in turn could cause our financial results to suffer. Furthermore, lower quality content could also affect the way Google and other search engines rank the Web property and result in a drop in search-engine driven traffic which would have an adverse effect on our financial results.

If we are unable to attract and retain dedicated WikiAnswers volunteer supervisors to help grow the Web property and encourage the community’s expansion, our plans for growing WikiAnswers may fail and our results of operations may be adversely affected.

Much of the monitoring of WikiAnswers content is borne by a large group of external volunteer supervisors, who are not employed by us. The supervisors monitor questions and answers in specific categories in an effort to ensure questions are being answered timely, prevent vandalism, improve consistency and encourage high-quality contributions. As of September 30, 2008, there were over 400 such supervisors. The success of WikiAnswers is dependant, to a great extent, on the continued attention of these supervisors to WikiAnswers. If we are not able to attract and maintain enough supervisors, WikiAnswers will suffer and the Web property will become less attractive to users, which in turn will adversely affect the site’s growth, our business and our financial results.

We depend on Google to direct traffic to Answers.com through its definition link, and the loss of this source of traffic could reduce our ad revenues and adversely affect our business and financial results.

A small percentage of our overall direct traffic is directed to Answers.com by the definition link appearing on Google’s website result pages. As an additional result of this arrangement, a significant number of secondary searches are performed on Answers.com by users arriving via the definition link. We refer to the activity of these users as secondary traffic. The definition link traffic is the result of a unilateral decision by Google to link certain definitions to Answers.com, and not any contractual relationship. Google may change these links at any time, in its sole discretion. According to our internal estimates, for the third quarter of 2008, the primary and secondary traffic from the Google definition link accounted for approximately 6% of the traffic to our Web properties. If Google stops directing traffic to Answers.com through its definition link, we would experience a reduction in our direct traffic and the corresponding ad revenues, which would adversely affect our business and financial results.

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

We have a relatively new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and may increase the risks that we will not continue to be successful and that our financial results could suffer.

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all, particularly in light of the current economic downturn. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to invest in our operations, take advantage of unanticipated opportunities, develop or enhance our services, or otherwise respond to competitive pressures would be significantly limited.

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

We face significant competition from a wide variety of Web properties, including traditional search engines, such as Google, Yahoo! and Ask.com, destination portals and other free online answer engines, such as About.com, TheFreeDictionary.com, Dictionary.com and Wikipedia.org. We also compete with industry-specific Web properties, such as Bankrate.com and WebMD.com, as well as with other popular question and answer sites, such as Yahoo! Answers, Askville (owned by Amazon), QnA (owned by Microsoft), Yedda (owned by AOL) and Answerbag.com (owned by Demand Media, Inc.). Many of our competitors have longer operating histories, more extensive management experience, an employee base with more extensive experience, better geographic coverage, larger consumer bases, greater brand recognition and significantly greater financial, marketing and other resource than we do. We expect competition to intensify in the future. If our competitors are more successful than we are in developing compelling products or attracting and retaining users or advertisers, then our competitive position and financial results could be adversely affected.

Our failure to generate direct traffic to our Web properties could adversely affect our business and financial results.

In addition to search engine traffic, our traffic also originates from Internet users arriving at our Web properties directly by typing our website address directly into their Web browser, bookmarking our Web properties, using AnswerTips and visiting sites that direct users to our Web properties. Given the wide availability of free search engines and reference content sites, we may not be able to retain current Internet users or attract new Internet users in this direct fashion. If we are unable to retain our direct Internet users or attract new direct Internet users, our ability to generate revenues would be adversely impacted, which could adversely affect our business and financial results.

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

We have entered into revenue-sharing and other arrangements with third parties that direct traffic to our Web properties and license our online answer engine services. Although these arrangements have not had a substantial impact on our revenues to date, they have provided us with third party validation of our product offerings. These arrangements may be terminated or discontinued by the third parties upon varying notice periods. Termination of any of these arrangements could impact our credibility in the marketplace, which could adversely affect our traffic and revenues.

We may not be successful in expanding our business through acquisitions, business combinations and other transactions, and, even if we are successful, our operations may be adversely affected as a result of these transactions.

We may pursue acquisitions, business combinations and joint ventures, which we refer to as extraordinary transactions. Our ability to implement this business strategy depends in large part on our ability to compete successfully with other entities for acquisition candidates and joint venture partners. Factors affecting our ability to compete successfully include:

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

We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses or adversely affect our business, operating results and financial condition. For example, we experienced such disruption, diversion and increased expenses during the course of our failed attempt to acquire Lexico Publishing Group, LLC during the end of 2007 and early in 2008. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could harm our business, financial condition and operating results.

If we fail to maintain and enhance awareness of our Web properties, our business and financial results could be adversely affected.

We believe that maintaining and enhancing awareness of our Web properties is critical to achieving widespread acceptance of our services and to the success of our business. These activities may require us to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other brand-building efforts, and these investments may not be successful. Further, even if these efforts are successful, they may not be cost-effective. If we are unable to continuously maintain and enhance our Web properties, our traffic may decrease and we may fail to attract users and advertisers, which could in turn result in lost revenues and adversely affect our business and financial results.

Our failure to offer compelling content and provide our users with quality information could result in lost revenue, as a result of a loss of users and advertisers.

We believe our future success depends in part upon our ability to deliver valuable content through our Web properties. Answers.com is heavily dependent on licensed content. We cannot guarantee that we will be able to enter into new or renew current or future content agreements on commercially acceptable terms or at all. If we are unable to maintain and enhance our existing relationships with content providers or develop new relationships with alternative providers of content, our Answers.com service may become less attractive to Internet users, resulting in decreased traffic to Answers.com, which could have an adverse effect on our ad revenues and a negative impact on our business.

If we are unable to maintain and expand our computer and communications systems, then interruptions and failures in our services could result, making our services less attractive to consumers and subjecting us to lost revenue from the loss of users and advertisers.

Our ability to provide high quality user experience depends on the efficient and uninterrupted operation of our computer and communications systems. Over time, our Web properties have experienced significant increases in traffic, and we continuously seek to further increase our user base. Accordingly, our Internet servers must accommodate spikes in demand for our Web pages in addition to potential significant growth in traffic and in data that must be stored. Delays and interruptions could frustrate users and reduce traffic on our Web properties, adversely affecting our operations and growth prospects.

We have completed migration of our Answers.com and WikiAnswers Web operations into our own collocation facility and now manage Web operations with our own employees. We plan to add a second collocation site in the first half of 2009 in order to provide necessary redundancy of Web operations at the data center level. Until such time, our operations are centered in one single data center facility.  If such a facility suffers interruptions or failures in service, our Web operations would be adversely affected, making our services less attractive to consumers and adversely affecting our business and financial results.

Additionally, if we are unable to recruit and retain skilled employees to manage the Web hosting operations, we may not be able to properly manage the necessary tasks to keep our systems running smoothly and grow the business.

If we were to lose the services of our key personnel, we may not be able to execute our business plan and our business could be adversely affected.

Our ability to execute our business plan depends upon the continued service of our executive officers and other key technology, marketing, community and support personnel. Our employment agreements with our executive officers and key employees are terminable by either party upon 30-90 days notice. If we lose the services of one or more of our key employees, or if one or more of our executive officers or key employees joined a competitor or otherwise competed with us, our business could be adversely affected. We cannot assure you that we will be able to retain or replace our key personnel. If we do not succeed in retaining or replacing our key personnel, we may be unable to execute our business plan and, as a result, our business operations and financial results may suffer.

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

Our common stock is traded on the NASDAQ Capital Market. Although an active trading market has developed for our common stock, there can be no assurance that an active trading market for our common stock will be sustained. Failure to maintain an active trading market for our common stock may adversely affect our shareholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and may experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock.

We could issue additional shares of common stock or securities convertible into or exercisable for common stock, which might dilute your percentage ownership interest in our company.

We have authorized 100,000,000 shares of our common stock, of which approximately 15,200,000 shares were issued and outstanding after giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock as of October 30, 2008.  Our board of directors has the authority, without action or vote of our stockholders in many cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, in order to raise the capital that we may need at today’s stock prices, we will need to issue securities that are convertible into or exercisable for a significant amount of our common stock. For example, on June 16, 2008, we sold Series A Convertible Preferred Stock and related warrants for $6.0 million in the Redpoint Financing.  These issuances may dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote. You may incur additional dilution if holders of stock options, whether currently outstanding or subsequently granted, exercise their options or if warrant holders exercise their warrants to purchase shares of our common stock.  In addition, these issuances, or the perception that such issuances may occur in the future, may have a depressant effect on our stock price and make it more difficult to raise capital in the future on reasonable terms or at all.

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

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends on our common stock in the foreseeable future.

We may incur penalties if the registration statement covering the common stock underlying the Series A Convertible Preferred Stock and the Common Stock Purchase Warrants does not remain effective.

Under the terms of the registration rights agreement we entered into with the holders of our Series A Convertible Preferred Stock, we are obligated to register the common stock underlying the Series A Convertible Preferred Stock and the Common Stock Purchase Warrants. The registration rights carry penalties in the event we do not meet these registration obligations. The registration statement registering the common stock underlying the Series A Convertible Preferred Stock and the Common Stock Purchase Warrants was declared effective by the Securities and Exchange Commission on September 16, 2008. We agreed to use our commercially reasonable best efforts to ensure the continued effectiveness of the registration statement thereafter. In the event sales of any or all of the securities covered by the registration statement cannot be made, whether because of our failure to keep the registration statement effective, or for various other reasons, then we must pay liquidated damages in cash to the holders of our Series A Convertible Preferred Stock in the amount of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price.

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

We determined that we had material weaknesses in our internal control over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting which could harm our business and trading price of our stock.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accounting firm attesting to and reporting on these controls. We dedicated significant amounts of time and resources to ensure compliance with this legislation for the year ended December 31, 2007. Based on their evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective due to the material weaknesses in our internal controls over

(i) access to, and changes in, our information technology financial applications and underlying financial data; and (ii) the authority of our officers to obligate the Company. Because of these material weaknesses, our management concluded that, as of December 31, 2007, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Additionally, our auditors issued an adverse opinion with respect to the effectiveness of our internal controls over financial reporting as of December 31, 2007.  As a result, current and potential stockholders could lose confidence in our financial reporting which could harm our business and trading price of our common stock.

Material weaknesses in our internal controls may impede our ability to produce timely and accurate financial statements, which could cause us to fail to file our periodic reports timely, result in inaccurate financial reporting or restatements of our financial statements, subject our stock to delisting and materially harm our business reputation and stock price.

As a public company, we are required to file annual and quarterly periodic reports containing our financial statements with the Securities and Exchange Commission within prescribed time periods. As part of The NASDAQ Capital Market listing requirements, we are also required to provide our periodic reports, or make them available, to our stockholders within prescribed time periods. If we or our auditors were to determine that our internal controls over financial reporting suffer material weaknesses, we may not be able to produce accurate financial statements, which could cause restatements of, or result in delays in producing, our financial statements. If we are required to restate our financial statements in the future, any specific adjustment may be adverse and may cause our operating results and financial condition, as restated, on an overall basis to be materially and adversely impacted. As a result, we or members of our management could be the subject of adverse publicity, investigations and sanctions by such regulatory authorities as the Securities and Exchange Commission and subject to shareholder lawsuits. Any of the above consequences could cause our stock price to decline materially and could impose significant unanticipated costs on us.

If we are not able to issue our financial statements in a timely manner, we will not be able to comply with the periodic reporting requirements of the Securities and Exchange Commission and the listing requirements of The NASDAQ Capital Market. If these events occur, our common stock listing on The NASDAQ Capital Market could be suspended or terminated and our stock price could materially suffer. In addition, we or members of our management could be subject to investigation and sanction by the Securities and Exchange Commission and other regulatory authorities and to shareholder lawsuits, which could impose significant additional costs on us, divert management attention and materially harm our operating results, financial condition, business reputation and stock price.

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

•                 risks associated with the fact that a certain number of our key employees reside in what are commonly referred to as occupied territories;

•                 risks associated with outages and disruptions of communications networks due to any hostilities involving Israel; and

•                 a significant downturn in the economic or financial conditions in Israel.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite negotiations to effect peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Since October 2000, there has been a significant increase in violence, civil unrest and hostility, including armed clashes between the State of Israel and the Palestinians, and acts of terror have been committed inside Israel and against Israeli targets in the West Bank and Gaza Strip. In addition, the armed conflict with Hezbollah on the northern border of Israel during the summer of 2006, negatively affected business conditions in Israel. There is no indication as to how long hostilities will last or whether there will be any further escalation. Any further escalation in these hostilities or any future conflict, political instability or violence in the region may have a negative effect on our business, harm our results of operations and adversely affect our share price.

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

We operate in the U.S. and in Israel and our earnings are subject to taxation in both jurisdictions, at different rates. Relevant tax authorities may disagree with our interpretation and application in practice of tax laws and may dispute various assumptions we make during our tax planning process. Further, the tax authorities in the U.S. and/or Israel may take exception with the transfer price of transactions between Answers Corporation and its wholly owned Israeli subsidiary. If there is a successful tax challenge of our tax position, our interpretation and/or application of tax laws in practice, we may be forced to recognize additional tax liabilities, which may include interest and penalties. This may harm our results of operations and adversely affect our financial condition. Our unrecognized tax benefits disclosed in the notes to our financial statements include amounts relating to this risk factor.

Our business may be impacted by NIS exchange rate fluctuations, which may negatively affect our earnings.

Exchange rate fluctuations between the U.S. dollar and the NIS may negatively affect our earnings. Our revenues and most of our expenses are denominated in U.S. dollars. However, a very significant portion of the expenses associated with our Israeli operations, including personnel and facilities related expenses, are incurred in NIS. Consequently, a devaluation of the U.S. dollar in comparison to the NIS will have the effect of increasing the dollar cost of our operations in Israel. In 2006, 2007, and the first nine months of 2008, the U.S. dollar depreciated against the NIS by 8.2%, 9.0%, and 11%, respectively. We cannot predict any future trends in the rate of devaluation or appreciation of the NIS against the U.S. dollar or of the U.S. dollar against the NIS. Despite the fact that we often use various hedging tools, including forward contracts and options, to minimize the effect of currency fluctuations on our income, if the U.S. dollar cost of our operations in Israel increases, our dollar-measured consolidated results of operations will be adversely affected.

ITEM 2.                                                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3.                                                     DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.                                                     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on September 9, 2008, the following actions were taken:

The following Directors were elected for terms of office expiring in 2011:

	VOTES FOR	VOTES WITHHELD

Mark A. Tebbe	6,686,030	1,174,752

Lawrence S. Kramer	6,703,526	1,157,265

A proposal to amend our Amended and Restated Certificate of Incorporation to increase the authorized common stock from 30,000,000 shares to 100,000,000 shares was approved. The stockholders cast 7,068,861 votes in favor of this proposal and 750,225 votes against. There were 41,705 abstentions.

A proposal to amend our 2005 Incentive Compensation Plan to increase the number of shares available for grant under such plan from 1,100,000 shares to 1,350,000 shares was approved. The stockholders cast 3,082,454 votes in favor of this proposal and 360,052 votes against. There were 696,629 abstentions.

A proposal to approve the potential issuance of shares of common stock equal to 20% or more of our outstanding common stock upon conversion or exercise of the securities issued in, or issuable pursuant to, our June 16, 2008 private placement of securities or the payment of dividends in shares of common stock on such securities, was approved. The stockholders cast 3,954,132 votes in favor of this proposal and 153,533 votes against. There were 31,470 abstentions.

A proposal to ratify the appointment by our Audit Committee of Somekh Chaikin, a member of KPMG International, to serve as independent registered public accounting firm for us for the fiscal year ending December 31, 2008, was approved. The stockholders cast 7,480,334 votes in favor of this proposal and 231,458 votes against. There were 148,999 abstentions.

ITEM 5.	OTHER INFORMATION

N/A

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSWERS CORPORATION
(Registrant)

Date: November 6, 2008	By:	/s/ Robert S. Rosenschein

Robert S. Rosenschein
Chief Executive Officer

Date: November 6, 2008	By:	/s/ Steven Steinberg

Steven Steinberg
Chief Financial Officer
(Principal Financial Officer)