Form 10-K
period 2008-12-31
Answers CORP
filed 2009-03-09
CIK 1283073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                         .

Commission file number 001-32255

ANSWERS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	98-0202855
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

237 West 35th Street, Suite 1101, New York, N.Y.	10001
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 502-4777

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Capital Market

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of June 30, 2008, was $23,857,648. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the common stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant. As of March 6, 2009, there were 7,876,270 issued and outstanding shares of common stock of the registrant.

References to Web Property Usage Measurements

Throughout this Annual Report, we refer to estimates of traffic. We gauge the progress of our traffic trends and the effectiveness of our monetization efforts by measuring our revenue per thousand page views, or RPM. In our Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, we tracked the traffic on our Answers.com and WikiAnswers.com Web properties using two separate systems:

(a)
Our Answers.com traffic was measured using our internally developed server-side, log-based system (“Internal Data Warehouse”). This system was designed to identify traffic from search engine robots and other known Web robots, commonly referred to as Web spiders or Web crawlers, as well as from suspected automated spidering scripts, and excludes such traffic from the traffic activity measurements.

(b)
WikiAnswers.com traffic was tracked using HBX Analytics, a tag-based web analytics system offered by Omniture, Inc. (formerly offered by WebSideStory). Traffic measurements from this system are generated by our placement of tags on our WikiAnswers.com Web pages. The HBX Analytics system then generates traffic metrics. WikiAnswers community-related statistics, including total number of questions, answers and users, are generated from the WikiAnswers.com Web property.

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

In this Annual Report, statistics gathered from HBX Analytics and Google Analytics are also referred to as “internal estimates”.

Third party services measuring traffic audiences may provide different estimates than the estimates reported by other external services and the estimates reported by internal tracking. These discrepancies may result from differences in methodologies applied or the sampling approaches used by each measuring service.

ANSWERS CORPORATION

PART I

ITEM 1	BUSINESS

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

We were incorporated as a Texas corporation in December 1998 and reorganized as a Delaware corporation in April 1999. In October 2005, we changed our name from GuruNet Corporation to Answers Corporation. Our principal executive offices are located in New York, NY. In addition, we have an office in Jerusalem, Israel. We completed our initial public offering in October 2004 and our common stock is listed on the NASDAQ Capital Market under the symbol “ANSW.”

In this Annual Report, “Answers,” “we,” “us” and “our” refer to Answers Corporation and its subsidiary, GuruNet Israel Ltd.

We use various trademarks and trade names in our business, including without limitation “WikiAnswersTM,” “WikiAnswers.comTM,” “Answers.com®,” “AnswerTips®” and “1-Click AnswersTM”. This Annual Report also contains trademarks and trade names of other businesses that are the property of their respective holders.

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

General

As a leading online answer engine, we own and operate Web properties known as WikiAnswers.com and Answers.com, which are dedicated to providing useful answers in thousands of categories. WikiAnswers.com is a community-generated social knowledge Q&A platform, leveraging wiki-based technologies. Through the contributions of WikiAnswers' large and growing community, answers are constantly improved and updated over time. WikiAnswers.com was ranked by comScore, a global Internet information provider, as the fastest growing domain of the top 200 in the U.S. in terms of unique monthly visitors in 2008. The award-winning reference site Answers.com includes content on millions of topics from over 250 licensed sources created by leading publishers, including Houghton Mifflin Company, Barron's and Encyclopedia Britannica.

According to comScore, our combined Web properties –WikiAnswers.com and Answers.com – had approximately 25.6 million unique visitors in January 2009, which ranked Answers Corporation number 33 in the top U.S. Web properties. Our goal is to become the premier online provider of and leading destination for answers to questions.

According to our internal estimates, our Web properties had approximately 675 million page views during the fourth quarter of 2008. During the same period, approximately 80% of our traffic was generated by search engines; 15% from direct traffic, which consists of traffic resulting from a direct type-in of our URL, a bookmarked Favorite, a direct link from other Web properties, a downloaded toolbar, or other software or utilities we make available; and 5% by the definition link appearing on Google’s Website result pages.

We believe our valuable content and overall user experience drives traffic to our Web properties, which in turn drives advertising revenue. Our revenue is derived from third party ad networks, primarily Google AdSense, which aggregate Web properties looking to monetize their Web traffic and advertisers seeking to advertise on the Internet.

Products & Services

WikiAnswers.com

WikiAnswers.com is a user-generated content (UGC) community-based question and answer site where users ask questions and the community answers them. This question and answer site is currently differentiated from other popular question and answer sites which facilitate a forum where users can ask and answer questions, often repeating the same question in many different ways, but cannot improve upon or edit the questions or answers. WikiAnswers.com’s approach allows the community to transform each question and answer into its own “wiki” page, a collaborative page that can be improved upon by others in the community. In this manner, good answers can potentially become better answers over time; related questions can be merged or physically associated with each other; and ultimately, the community user-experience is enhanced.

Content generation is at the core of our business. The dynamics of UGC make WikiAnswers.com highly scalable. We believe the size of the community drives the quantity of the content, content attracts additional users which in turn grows the community. We believe this cyclical pattern is the major source of growth for WikiAnswers.com.  We have seen a very high correlation between growth in questions and answers and growth in page views.  This is the self reinforcing, self sustaining growth engine driving WikiAnswers.com. We intend to focus on continuing this trend and enhance WikiAnswers.com to grow the overall community, which in turn should heavily contribute to the overall growth of the site’s content and traffic.

WikiAnswers.com continued to grow very strongly in 2008. Based on a 31-day average for the month of December 2008 compared to a 31-day average for the month of December 2007, we have seen the following increases in key performance indicators:

•          new users registering with WikiAnswers.com every day rose from approximately 1,900 to approximately 5,200;

•          questions answered on a daily basis increased from approximately 3,200 to approximately 8,400; and

•          daily new questions being added to our system grew from approximately 6,600 to approximately 28,100.

Answers.com

Answers.com, launched in January 2005, aggregates millions of topics in numerous categories including health and medical, legal, business and finance, science and technology, history, reference and language from brand-name publishers and other sources. Our technology combines and presents targeted information from disparate sources and delivers answers to users’ questions in a single consolidated view.

Our content includes over 250 licensed titles from leading offline and online publishers. The publishers from which we currently license content include, among many others, All Media Guide, Barron’s Educational Series, Encyclopedia Britannica, Houghton Mifflin Company, Oxford University Press and Gale.

We attribute the data source of information on each Web page, enabling our users to make an independent evaluation as to the credibility of the content.

1-Click Answers; AnswerTips; Web-Based AnswerTips

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

Since 2007, we began offering other Web properties and blogs the ability to provide their users with the 1-Click functionality through our webmaster tool version of AnswerTips, which does not require a download. The Web version of AnswerTips is triggered when a visitor double-clicks a word or phrase on an “AnswerTips-enabled” site.

Traffic Generation

Our revenues are primarily driven by the traffic generated by our Web properties and our ability to effectively monetize that traffic. Please refer to the preamble of this Annual Report for a full explanation of the manner in which we measure traffic. The average daily page views, RPM and revenues of Answers.com and of WikiAnswers.com for 2008 are as follows:

	Q1	Q2	Q3	Q4

Ad Revenue ($ - in thousands)

Answers.com	1,828	1,485	1,579	1,730
WikiAnswers.com	1,185	1,500	1,960	2,879

Total	3,013	2,985	3,539	4,609

Answers.com	61%	50%	45%	38%
WikiAnswers.com	39%	50%	55%	62%

Total	100%	100%	100%	100%

Traffic

Answers.com	3,225,000	2,641,000	2,666,000	3,027,000
WikiAnswers.com	1,885,000	2,318,000	3,094,000	4,350,000

Total	5,110,000	4,959,000	5,760,000	7,377,000

Answers.com	63%	53%	46%	41%
WikiAnswers.com	37%	47%	54%	59%

Total	100%	100%	100%	100%

RPM

Answers.com	$6.23	$6.18	$6.44	$6.21
WikiAnswers.com	$6.95	$7.11	$6.89	$7.19

Our current traffic is primarily generated by search engines, direct users and the Google definition link:

Search engines.  Our largest source of traffic is search engines, which represented 80% of our traffic for the fourth quarter of 2008. We continually seek to improve the volume and optimize the monetization of traffic directed to our Web properties by search engines. The industry commonly refers to these efforts as search engine optimization, or SEO. One of our principal strategic initiatives is centered on our understanding that content drives traffic through SEO. We believe that rich, unique content is valued by the user and by the search engines and their content indexing algorithms. Thus, we have historically focused on adding unique content that has not been broadly offered on the Web. Currently, the Q&A-oriented content belonging to WikiAnswers.com is playing an overwhelming role in creating rich and unique information for our Web properties. Our additional SEO efforts involve optimizing our Web properties’ coding, presentation and structure, such as incorporating a clear hierarchical site-structure, and structuring the site to facilitate search engine indexing.

Direct users.  Answers.com, and to a lesser extent, WikiAnswers.com, also receive traffic from users visiting and returning to our sites directly, as well as other software and utilities. Direct users represented approximately 15% of our traffic for the fourth quarter of 2008.

Google definition link.  Our informal, non-contractual relationship with Google, under which Google links to search results related to certain definitional queries to Answers.com, accounted for approximately 5% of our traffic for the fourth quarter of 2008.

Traffic Monetization

Our business runs on the ability to effectively attract and monetize traffic. Our revenue model for monetizing query traffic on our Web properties is advertising.

Third Party Ad Networks.  In 2008, we obtained the bulk of our advertisements through third party ad networks. Third party ad networks generally compensate us by paying us a portion of the revenue they earn from advertisers for our provision of promotional space on our Web properties. Of these current third party ad networks, Google AdSense accounted for approximately 82% of our total revenues for 2008.

Direct Ad Sales.  In an effort to improve monetization, in the fourth quarter of 2006, we began marketing directly to advertisers and generating additional advertising revenue through an in-house team of direct ads salespeople. However, at the end of the second quarter of 2008 we decided to suspend this business initiative, and by the end of the third quarter of 2008 we no longer employed a direct sales staff. Although we currently employ no direct ad sales staff we do occasionally accept orders from advertisers who approach us directly, however this is not significant to our overall revenues.  Further details concerning our suspension of direct ad sales can be found in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Seasonality

Our results of operations have historically been affected by seasonal patterns in both traffic to our Web properties and advertising demand. Many of our users are students who utilize our Web properties as reference sources. Our traffic fluctuates with the academic school year, rising from January through May, falling to lower levels during the summer months, rising again in September through November, and falling again in December, coinciding with school breaks and the holiday season. We expect traffic to our Web properties to continue to fluctuate seasonally in the future. This seasonal fluctuation in traffic results in a fluctuation in our quarterly revenues, since lower traffic on our Web properties translates into fewer users clicking on or viewing the advertisements on our Web properties.

Community Development

As part of our effort to continuously grow the WikiAnswers.com community, the focus has been on several site-wide programs designed to increase loyalty, foster repeat visits and build on the “human element” that has fueled the site’s growth.

Mentoring Program

The Mentoring Program is an effort to provide a friendly, fun and worthwhile learning experience for volunteer Supervisors who are looking to pursue a more active role in the WikiAnswers.com community. Through this program experienced Mentors are matched-up with newly-joined volunteer Supervisors, known as Protégés.  Mentors are often site veterans who have garnered an array of experience and knowledge – enabling them to provide solid support and guidance to fellow up-and-comers. The program serves as an optional extra level of involvement.

Community Outreach Program

As WikiAnswers.com continues to grow, feelings of belonging and interconnectivity must be nurtured so that participants at all levels can develop a sense of citizenship and community. Through the Outreach Program infrequent visitors are given positive feedback on their contributions and less-active volunteer Supervisors are constantly cheered on to encourage their active return and participation and help them become more involved and engaged. The Outreach Program has a volunteer advisory panel which convenes online and shares experiences in furtherance to the outreach goals. There are currently numerous outreach participants that have voluntarily assumed various roles within the program, including “WikiGuides,” “Talent Scouts” and “Forum Fanatics.” On a day-to-day basis, outreach volunteers welcome and follow-up with new contributors, spread information about group chats and contests, encourage inactive contributors and scout for potential contributors who are interested in volunteering and greater involvement.

Influential Teens Program

The WikiAnswers.com Influential Teen Program, affectionately known as WIT, was created to build on the growing community of teen contributors on WikiAnswers.com. The aim of the program is to provide a constructive and safe online locale for teens to “hang out” and ask and answer questions. WIT is about empowering teens through specially-created group projects. Through WIT, these future trailblazers develop their leadership abilities while learning how to correctly use the site and its features.

Vandal Patrol Program

The Vandal Patrol Program was started to address the problem of vandalism, found on many wiki-based sites.  As WikiAnswers.com grows in both size and recognition, it continues to attract not only great contributors, but more vandals as well. Through this targeted program, volunteer participants enjoy finding, eliminating and defending against vandalism on the site.

Dispute Resolution Program

With an ever-growing and diverse community spanning across the globe, the need for a Dispute Resolution Program on WikiAnswers.com is apparent. Our Community Development team receives numerous emails in the form of editing conflicts – large and small – which they work to peacefully resolve. With the ability to appeal to this new mediating capacity, contributors enjoy enhanced communication, less discord and better understanding between one another.

Our Strategy

We believe our valuable content and overall user experience drives traffic to our Web properties, which in turn drives advertising revenue. The key elements of our strategy to increase site usage and revenue include:

Become the Best Place to Get Answers

We believe that the core value proposition of our products is to help people find usable answers quickly. Some users will value our highly specific user-generated content from WikiAnswers.com; others will prefer the licensed Answers.com editorial content. To that end, we intend to better connect our Web properties to drive traffic between them, with the goal of helping users seamlessly discover their answers from whichever source.

Build the WikiAnswers.com Community

The WikiAnswers.com community is a source of continuous content creation. We believe the size of the community drives the quantity of the content, content attracts additional users which in turn grows the community. We believe this cyclical pattern is the major source of growth for WikiAnswers.com. We intend to accelerate this growth by further enhancing WikiAnswers.com, incorporating new features to maximize user experience and promoting the unique nature of this Q&A platform. We intend to continue building the loyal user-base of the site by continuing to focus on all our community programs (see discussion under Community Development above). We also intend to promote the community through more public relations efforts and marketing programs.

Internationalizing WikiAnswers.com

We plan to offer WikiAnswers.com in several languages other than English and enable native speakers to help volunteer supervise country-specific communities forming around foreign sister sites of WikiAnswers.com. Our strategy will capitalize on the needs of users around the globe who are searching for answers online and will leverage our core strengths: community building; Q&A space; and our large and growing database of questions and answers. Efforts in this area are underway and several foreign-language WikiAnswers.com versions are expected to launch in the second and third quarters of 2009.

Expand Content

Content is critical to the success of our business. We plan to continue to offer users relevant, unique content, which is valued by the user and recognized by the search engine algorithms. Our content strategy includes adding new, rich and unique content and having our content continually indexed by the search engines.

Improving User-Generated Content Quality

We are increasingly aware that it is high-quality answers that provide the greatest value to users and, ultimately, the progression and growth of WikiAnswers.com. While the wiki form of content management is an engaging platform, it raises concerns about quality, including, among others, vandalism, bias, plagiarism, and errors. As our WikiAnswers content base expands, we will continue to develop tools and engage in initiatives to assist users in creating and maintaining quality content. Among our primary efforts are the better measurement of the quality of questions and answers on WikiAnswers.com; establishing quality control mechanisms; encouraging the community to eliminate bad content; and enhancing the user interface to facilitate better and easier ways to maintain and increase quality content. Some examples of planned site changes and features that are aimed at improving content quality are set forth below:

•	Delete low quality questions;

•	Incorporate User generated rankings;

•	Create new ways for users to report bad content;

•	Increase usage of watch lists & RSS feeds (Rich Site Summary, a format for delivering regularly changing web content); and

•	Develop sub-communities, enabling each category and sub category to develop its own loyal user-base.

Improve Access and Enhance the User Experience

Over time, we plan to enhance the user experience for visitors to our properties and further differentiate them from other online services offering answers, including functionality, usability, performance, and access from various platforms, including mobile access. We continuously invest in improving these enhancements, which we believe lead to increased user stickiness and user retention.

Strengthen the Answers Brand

We are pursuing a brand development strategy that includes public relations, product features that encourage word-of-mouth sharing, and direct marketing to enhance public awareness of our Web properties. Our branding strategy centers on positioning us as a leading online answer engine, showcasing authoritative content on our rich collection of topics, with a platform for the creation of compelling user-generated content. We believe that building our Answers brand will not only increase traffic to our Web properties directly, but will also encourage search engine visitors to select links to us when our topics appear in search engine results pages. The goal of these marketing efforts is to increase direct traffic to our Web properties, as well as search engine traffic and traffic directed from other sources.

Answers.com Content

Scope and Quality of Content

Answers.com’s collection of information related to millions of topics is drawn from more than 250 licensed titles from leading publishers. As shown in the taxonomy table below, our services offer users access to a multitude of subjects through the following select content categories:

Category	Topics		Publishers

Business & Finance	Accounting terms	Finance terms	Barron’s Educational Series
	Banking terms	Insurance terms	Dun & Bradstreet
	Business plans	Investment terms	Dow Jones Marketwatch
	Company history	Marketing terms	Gale
	Company news	Real Estate terms	Investopedia
	Currency conversions	US Industry Profiles

Health & Medical	Alternative medicine	Medical procedures	Elsevier
	Children’s health	Medical tests	Gold Standard
	Drug encyclopedia	Neurological encyclopedia	Houghton Mifflin Company
	Genetics encyclopedia	Oncology encyclopedia	Oxford University Press
	Medical dictionary	Public health	Gale

Entertainment/People	Actors	Game info	All Media Guide
	Album reviews	General biographies	Columbia University Press
	American authors	Movie reviews	Houghton Mifflin Company
	Artist discographies	Music glossary	Oxford University Press
	Black biographies	Political biographies	Gale
	Business biographies	Pop artists	Who2
	Classical albums	Scientists

Science & Technology	Measures & units	How products are made	Computer Language Company
	Animal encyclopedia	Rocks & minerals	Houghton Mifflin Company
	Archaeology dictionary	Science of everyday things	Oxford University Press
	Computer encyclopedia	Sci-tech dictionary	Gale

Legal	Law dictionary	US courts decisions	Oxford University Press
	Legal encyclopedia		Gale

Arts & Literature	African mythology	French literature	Houghton Mifflin Company
	Asian mythology	German literature	Oxford University Press
	Classical literature	Literature study guides	Gale

History	European history	US historical documents	Columbia University Press
	Intelligence & Security	US history	Encyclopaedia Britannica
	Mideast history	US literature chronology	Houghton Mifflin Company
	Russian history	US military history	Oxford University Press

Leisure	Diet information	Local cuisine	Barron’s Educational Series
	Fashion encyclopedia	Nutritional values	Houghton Mifflin Company
	Food encyclopedia	Recipes	Oxford University Press
Gale

Reference	Abbreviations	Idioms	Columbia University Press
	Acronyms	New words	Encyclopaedia Britannica
	Dictionary	Quotations	Houghton Mifflin Company
	Encyclopedia	Thesaurus	Oxford University Press
	Family names	Translations	Wikipedia
	Grammar	Word origins	Wizcom

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

Technology

Research and Development

We devote a substantial portion of our resources to developing new products and services, maintaining and enhancing existing products and services, expanding and improving our fundamental technology and strengthening our technological expertise. In fiscal years 2007 and 2008, we spent approximately $3.0 million and $3.5 million, respectively, on research and development of our products and services. Our engineering and production teams are located in our Jerusalem, Israel development facility, with additional production support provided from our office in New York City. We have developed our technology internally, acquired it or licensed it from outside vendors.

Hosting Services

We manage our Answers.com and WikiAnswers.com Web operations through our own colocation facility. Our colocation facility, located in New Jersey, is provided by NetAccess Corporation. We plan to add a second colocation site during the first half of 2009 in order to provide redundancy of Web operations at the data center level. Until such time, our operations are centered in one single data center facility. Prior to launching our colocation facility in 2008, we outsourced our Web hosting to Terremark Worldwide, Inc.

Competition

We face significant competition from a wide variety of Web properties. Question and answer sites, such as Yahoo! Answers (owned by Yahoo!), Askville (owned by Amazon), Live QnA (owned by Microsoft), Yedda (owned by AOL), Answerbag.com (owned by Demand Media, Inc.) and Wikia, Inc. compete with WikiAnswers.com. Destination portals and other free online information and/or reference services, such as About.com (owned by the New York Times), Dictionary.com (owned by IAC/InterActiveCorp), TheFreeDictionary.com and Wikipedia.org, compete with Answers.com. Other competitors of Answers.com include vertical industry-specific Web properties, such as Bankrate.com and WebMD.com.

Since several companies operating traditional search engines, such as Google, Yahoo!, Microsoft, AOL and Ask.com offer answers within their search services, they too can be viewed as competitors of our answers-driven products, particularly in light of the fact that some search engines have begun putting snippets of useful answers at the top of many of their pages, in response to queries made by users. Nevertheless, search engines remain the greatest source of traffic arriving at our Web properties.

Many of our competitors have longer operating histories, more extensive management experience, an employee base with more extensive experience, better geographic coverage, larger consumer bases, greater brand recognition and significantly greater financial, marketing and other resource than we do. We expect competition to intensify in the future. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, then our competitive position and financial results could be adversely affected.

Advertising Relationships

We obtain almost all of our advertising revenue through agreements with third party ad networks. Third party ad networks generally compensate us by paying us a portion of the revenue they earn from ads that appear on our Web properties. Our primary ad network partner, Google AdSense, accounted for approximately 82% of our total revenue in 2008.

Google AdSense.  In January 2005, we entered into the Google Services Agreement (GSA) governing our participation in Google AdSense. Pursuant to the GSA, we display listings from Google’s network of advertisers on our Web properties. There are two methods by which AdSense advertisements are generated on our Web properties:

•	AdSense for Search, or AFS; and

•	AdSense for Content, or AFC.

In effect, the GSA positions Google AdSense as our most significant third party ad network. In December 2005, we amended the GSA in order to obtain Google’s permission to display image ads. In September 2007, we entered into a renewal of the GSA, thereby extending its term through January 2010 and improving our revenue-share percentage. Google may terminate the GSA with no advance notice for any of the following reasons:

•	our breach of certain prohibited actions including, among other things:

editing or modifying the order of search results,

redirecting end users, producing or distributing any software which prevents the display of ads by Google,

modifying, adapting or otherwise attempting to obtain source code from Google technology, content, software and documentation or engaging in any action or practice that reflects poorly on Google or otherwise disparages or devalues Google’s reputation or goodwill;

•	our breach of the grant of a license to us by Google of certain trade names, trademarks, service marks, logos, domain names and other distinctive brand features of Google;

•	our breach of the confidentiality provisions of the GSA;

•	our breach of the exclusivity provisions of the GSA; or

•	our material breach of the GSA more than two times, irrespective of any cure to such breaches.

In addition to the GSA, we also benefit from a non-contractual, informal relationship, described earlier, pursuant to which Google currently links to our Answers.com Web property for definitions of certain words.

Direct Ad Sales

 In an effort to improve monetization, in the fourth quarter of 2006, we began marketing directly to advertisers and generating additional advertising revenue through an in-house team of direct ads salespeople. However, at the end of the second quarter of 2008 we decided to suspend this business initiative, and by the end of the third quarter of 2008 we no longer employed a direct sales staff. We initially saw promise in this area, with the belief that our Web properties would see RPM increases as a result of direct ad sales. In the fourth quarter of 2007, the sales force generated $575 thousand of direct ad revenue. However, direct ad revenue in 2008 was disappointing, with revenue in the first quarter amounting to $231 thousand and in the second quarter to $200 thousand.

At the end of the second quarter of 2008, we came to the belief that the horizontal, educational, reference nature of www.answers.com Answers.com made direct ads less compelling for this Web property. While we viewed WikiAnswers.com as having the potential to successfully implement a direct ad sales strategy, we decided not to pursue that strategy and to instead focus on selling ads through advertising networks, primarily Google AdSense. This decision allowed us to focus on our core competency – growing the WikiAnswers community, growing traffic to our Web properties and monetizing via Google AdSense and other ad networks.

Marketing

To enhance the Answers brands, we are pursuing a brand development strategy that includes direct marketing, word-of-mouth marketing, public relations efforts and licensing arrangements.

Word of Mouth Marketing

We benefit from word of mouth advertising when users share their positive experience using our answer engine services with friends, colleagues, family, and others. We work to encourage the practice by adding features that make it simple to link to our Web properties or send an e-mail with information from our Web properties, by targeting bloggers which may include links from their blogs to our Web properties, and by working with computer user groups and newsletter publishers, all of whom share new technologies with constituents. We provide bloggers, who communicate actively online, with tools and features to enhance their blogs and share Answers.com and WikiAnswers.com services with readers.

Public Relations Efforts

Over the years, we have received multiple favorable reviews from numerous publications including USA Today, The Washington Post, The Wall Street Journal, Forbes and PC Magazine and plan on continuing our public relations efforts with outreach, speaking opportunities, press releases, interviews and briefings.

Employees

At February 28, 2009, we had 70 employees, of which 57 were full-time employees and 13 were part-time employees. As of such date, 56 employees were located in our office in Jerusalem; 14 employees were based in the United States. None of our employees is subject to a collective bargaining agreement, and we consider our employee relations to be satisfactory.

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

The United States Patent and Trademark Office has granted us four United States patents; the Israeli Patent Office has granted us one patent. We have one patent pending in the United States and a corresponding patent pending under the Patent Cooperation Treaty.

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

We have applied for, or have been assigned by third parties, numerous domain names and have filed applications for a number of trademarks by U.S. governmental authorities. Among these are trademark applications for registering “Answers.com,” "WikiAnswers.com" and “WikiAnswers.” We have been recently granted a Community Trademark (“CTM”) by the European Office for Harmonization in the Internal Market for the Answers.com mark.

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

We may be subject to legal liability for specific types of online services we provide. We direct users to a wide variety of services that enable individuals to exchange information, conduct business and engage in various online activities on an international basis. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and in other countries. Claims may be threatened against us for aiding and abetting defamation, negligence, copyright or trademark infringement, or other theories based on the nature and content of information to which we provide links or that may be posted online.

Operations in Israel

The Law for the Encouragement of Capital Investments, 5719 – 1959 (the “Investments Law”), provides that upon application to the Investment Center of the Ministry of Industry, Commerce and Employment of the State of Israel, or the Investment Center, a proposed capital investment in eligible capital expenditures may be designated as an Approved Enterprise. Each certificate of approval for an Approved Enterprise relates to a specific investment program delineated both by its financial scope, including its capital sources, and by its physical characteristics, such as the equipment to be purchased and utilized under the program. The tax benefits derived from any certificate of approval relate only to taxable income derived from growth in manufacturing revenues attributable to the specific Approved Enterprise. If a company has more than one approval or only a portion of its capital investments are approved, its effective tax rate is the result of a weighted combination of the applicable rates.

Taxable income of a company derived from an Approved Enterprise is subject to tax at the maximum rate of 25%, rather than the current rate of 27%, for the benefit period (the "Benefit Period"). The Benefit Period is ordinarily 7 years, beginning with the year in which the Approved Enterprise first generates taxable income, and is limited to 12 years from when production begins or 14 years from the date of approval, whichever is earlier. A company owning an Approved Enterprise may elect to receive an alternative package of benefits, which allows the company to receive tax exemptions rather than grants. Under the alternative package, the company’s undistributed income derived from an Approved Enterprise will be exempt from tax for a period of between 2 and 10 years from the first year of taxable income, depending on the geographic location of the Approved Enterprise within Israel, and the company will be eligible for the tax benefits under the Investment Law for the remainder of the Benefit Period, if any.

The benefits available to an Approved Enterprise are conditional upon compliance with the conditions stipulated in the Investment Law and related regulations and the criteria described in the specific certificate of approval. If a company violates these conditions, in whole or in part, it would be required to refund the amount of tax benefits and any grants received, linked to the Israeli consumer price index, plus interest.

On April 1, 2005, amendment No. 60 to the Investment Law became effective (the “Amendment") and has changed several provisions of the Investment Law, mainly in respect of the alternative package. The Amendment sets forth the scope of enterprises which may qualify as a Beneficiary Enterprise - under the Amendment, the designation is Beneficiary Enterprise rather than Approved Enterprise - by setting forth criteria for qualification of a company. Additionally, the Amendment determined that companies operating under the alternative package no longer require Investment Center approval in order to qualify for tax benefits. Instead, this position will be incorporated as part of the regular tax audits of the Israeli Tax Authorities (the “ITA”).

Under the Amendment, the year in which a company elects to commence its tax benefits is designated as the year of election (“Year of Election”). A company may choose its Year of Election by notifying the ITA in its annual tax return or within twelve months after the end of the Year of Election, whichever is earlier, or by requesting a pre-ruling from the ITA no later than six months after the end of the Year of Election. However, the Investment Law provides that terms and benefits included in any letter of approval which was granted prior to the effective date of the Amendment, will remain subject to the provisions of the law as they were on the date of such approval. Therefore, our Israeli subsidiary’s (GuruNet Israel Ltd.) existing Approved Enterprise status will generally not be subject to the provisions of the Amendment, while in order to receive further benefits, it will have to meet the Amendment's requirements.

GuruNet Israel Ltd., currently has two capital investment programs, both of which were granted Approved Enterprise status under the Investment Law prior to the Amendment, ending December 31, 2009 and December 31, 2014, respectively. Qualifying income arising from our Approved Enterprise is tax-free in Israel under the alternative package of benefits described above for a period of 10 years from the first year in which our Israeli subsidiary generates taxable income from such Approved Enterprise, but not later than certain specified periods. We have begun to generate taxable income for purposes of the Investment Law, and we have utilized these tax benefits beginning in 2000. In addition to our two existing capital investment programs, we intend to elect 2008 as our Year of Election for our second expansion under the Amendment to the Investment Law.

ITEM 1A.	RISK FACTORS

Forward-Looking Statements

This Annual Report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives and other forward-looking statements included in this section, “Item 1 Business,” “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other places in this Annual Report. Such statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Factors that could cause such results to differ materially from those described in the forward-looking statements include those set forth below.

Risks Relating to our Business

If search engines alter their algorithms or methods or otherwise restrict the flow of users visiting our Web properties, our business and financial results could suffer.

Search engines serve as the primary Web entry point for most users in search of information, and our topic and answer pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. As a result, we rely heavily on search engines for the overwhelming share of users visiting our Web properties. According to our internal estimates, traffic to our Web properties originating from search engines during the fourth quarter of 2008, excluding Google-directed definition link traffic, was approximately 80% of the overall traffic to our Web properties, the majority of which originated from Google and, to a lesser but still significant extent, Yahoo!. WikiAnswers.com search engine traffic during the same period was even more significant, amounting to approximately 90% of its overall traffic. If our traffic from search engines declines for any reason, we would suffer a significant decline in overall traffic and revenue. For example, in July 2007, a search engine algorithm adjustment by Google led to a drop in Google directed traffic to Answers.com. This adjustment reduced our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue declined proportionately. In September 2007, Yahoo! dropped our content from its search index, which led to a drop in our Yahoo! directed traffic. This action was reversed within a week. Search engines, at any time and for any reason, could change their algorithms that direct search queries to our Web properties or could restrict the flow of users visiting our Web properties specifically. In fact, as illustrated above, on occasion our Web properties – which both rely so heavily on search engine traffic – have experienced decreases in traffic, and consequently in revenue, due to these search engine actions. We cannot guarantee that we will successfully react to these actions in the future and recover the lost traffic. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, or a restriction on users visiting our Web properties from the search engines, could cause a significant decrease in traffic and revenues, which could adversely affect our business and financial results.

If the Google Services Agreement (GSA) is terminated by Google, we would have to seek an alternative provider of listings and advertisements, which could adversely affect our business and financial results.

Our business is dependent on the GSA, under which we obtain most of the advertisements displayed on our Web properties and earn most of our ad revenues. Google may terminate the GSA with no advance notice if we:

•	take certain prohibited actions including, among other things:
o	redirecting end users, producing or distributing any software which prevents the display of ads by Google,
o	editing or modifying the order of search results,
o	modifying, adapting or otherwise attempting to obtain source code from Google technology, content, software and documentation, or
o	engaging in any action or practice that reflects poorly on Google or otherwise disparaging or devaluing Google’s reputation or goodwill;

•	breach the grant of a license to us by Google of certain trade names, trademarks, service marks, logos, domain names and other distinctive brand features of Google;

•	breach the confidentiality provisions of the GSA;

•	breach the exclusivity provisions of the GSA; or

•	materially breach the GSA more than two times, irrespective of any cure to such breaches.

The GSA is scheduled to expire on January 31, 2010, unless renewed upon mutual written consent.

Google’s termination of the GSA would result in our need to replace this relationship and obtain listings and advertisements from alternative providers, and we may not succeed in receiving equally favorable terms as those provided in the GSA. Termination of the GSA and our failure to replace it on equally favorable terms could result in a material reduction in our ad revenues and could adversely affect our business and financial results. In addition, a renewal of the GSA in February 2010 on terms less favorable to us than the current terms, including the revenue-share percentage, could result in a material reduction in our ad revenues and could adversely affect our business and financial results.

A downturn in the United States and global economic conditions could adversely affect the profitability of our business.

The U.S. and global economies are currently experiencing a significant contraction, and it is expected that we will see further economic downturn in the immediate and near future. This may result in fewer page views that result in commercial activities by our users, and may cause advertisers to reduce the amount they spend on online advertising, thus having a significant negative impact on the RPMs of both our Web properties in 2009 and beyond. A drop in RPM may result in a material reduction in our ad revenues which would adversely affect our business and financial results.

The failure of WikiAnswers.com to grow in accordance with our expectations could have an adverse impact on our business and financial results.

WikiAnswers.com is currently our primary growth driver, and it exceeds Answers.com in both traffic and revenue. Our projections assume that the 2009 growth of WikiAnswers.com will continue to be greater than that of Answers.com. If, for whatever reason, WikiAnswers.com fails to perform as well as we anticipate, and the growth we are experiencing decelerates significantly, falters or ceases, our business and financial results could be adversely affected.

If Internet users do not interact with WikiAnswers.com frequently or if we fail to attract new users to the service, our business and financial results will suffer.

The success of WikiAnswers.com is largely dependent upon users constantly visiting the site by asking questions, posting answers and improving upon both. We have seen a very high correlation between growth in questions and answers and growth in the site’s page views. We need to attract users to visit the Web property frequently and spend increasing amounts of time on the Web property when they visit. If we are unable to encourage users to interact more frequently with WikiAnswers.com and to increase the amount of user generated content they provide, our ability to attract new users to the Web property and increase the number of loyal users will be diminished and adversely affected. As a result, our business and financial results will suffer, and we will not be able to grow our business as planned.

If we are unable to improve and maintain the quality of content being contributed to WikiAnswers.com, and if we fail to fight vandalism the site has been experiencing, the Web property will become less valuable to the users, less popular as a destination for obtaining answers to questions and its growth will be negatively affected, which in turn could adversely impact our financial results.

It is critical that we ensure that the quality of content being posted on WikiAnswers.com, both questions and answers, is maintained to as high an extent as reasonable, and improved over time. The better the quality of the content generated on the Web property, the more valuable the Web property will be for users in search of answers, as well as for search engines indexing the content to continue featuring it in their search engine result pages. Improved quality content should lead to stronger growth in the community size and will lessen the risk of a search engine’s algorithm and/or policy makers downgrading the rank of WikiAnswers.com. In addition, it is critical that we ward off vandals and eliminate vandalism on the Web property to the greatest extent possible. If we fail to maintain and improve the quality of the Web property’s content, the appeal of WikiAnswers.com to users and search engines may diminish and the growth of the Web property may be negatively affected, which in turn could cause our financial results to suffer.

If, in the interest of improving user experience and user satisfaction, we decide to decrease the number of ad elements displayed on our Web properties,  our advertising revenues will decline and our financial results will be adversely impacted.

We closely monitor the ratio between ad elements and actual content appearing on our Web pages. In the future we may decide that in order to enhance the user-experience and increase user satisfaction, our pages should display fewer ad elements. Displaying less ad-intensive Web pages is likely to result in faster page-load and offering more content per-page is likely to appeal more to the user. A better user experience may result in more stickiness on our Web properties and a higher rate of user-retention and return visits. However, there is no assurance that reducing advertising on our Web properties will result in better user-retention and return visits and there can be no guarantee that the short term reduction in ad revenues will pay off in the long term in the form of increased traffic.  A decrease in the number of ad elements displayed on our Web properties will result in a drop in RPM and advertising revenues which may not be recovered through higher traffic, thus having an adverse impact on our results of operations.

If we are unable to attract and retain dedicated volunteer supervisors for encouraging the community’s expansion, our plans for growing WikiAnswers.com may fail and our results of operations may be adversely affected.

We benefit from the heavy involvement of a large group of external volunteer supervisors who are not employed by us and are not compensated for their site activity. The volunteer supervisors, for their own personal motives and enjoyment, are involved in monitoring questions and answers in specific categories in an effort to help questions get answered quickly. Volunteers also help prevent vandalism, improve content consistency, encourage high-quality contributions and identify potential new volunteers. Volunteers are also engaged in various community programs aimed at strengthening the community and contributors’ sense of connection to the site and the community at large and help instill a sense of camaraderie among users interested in various categories of WikiAnswers.com. As of December 31, 2008, the community enjoyed the benefit of over 500 such supervisors. If we are not able to attract enough volunteers, WikiAnswers.com may suffer and the Web property may become less attractive to users, which in turn will adversely affect the site’s growth, our business and financial results. Alternatively, we may be forced to hire paid employees to engage in many of the initiatives that volunteers currently take upon themselves for their own personal pleasure and gratification, which, in turn, would increase the cost of maintaining and improving WikiAnswers.com and adversely affect our financial results.

We benefit from Google's directing of traffic to Answers.com through its definition link, and the loss of this source of traffic could reduce our ad revenues and adversely affect our business and financial results.

Approximately 5% of our overall traffic during the fourth quarter of 2008 was directed to Answers.com by the definition link appearing on Google’s website result pages. This traffic includes secondary pages viewed on Answers.com as a result of visitors arriving at the site via the definition performing additional searches. The definition link traffic is the result of a unilateral decision by Google to link certain definitions to Answers.com, and not any contractual relationship. Google may change these links at any time, in its sole discretion. If Google stops directing traffic to Answers.com through its definition link, we would experience a reduction in our traffic and the corresponding ad revenues, which would adversely affect our business and financial results.

Components of our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced rapid growth in our operations over the past several years, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

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

We believe we have sufficient cash and cash equivalents to meet our working capital and operating requirements for the next twelve months, based on our current cash and cash equivalent levels and expected cash flow from operations.  Further, in estimating our expected cash flow during the next twelve months, we have considered the current general economic downturn and its impact on our future revenue. However, we may need or desire additional financing to execute on our current or future business strategies, including to:

•	acquire businesses or technologies;

•	improve and expand content on our Web properties;

•	otherwise respond to competitive pressures; and

•	enhance our operating infrastructure.

If we decide to raise additional funds through the issuance of equity or convertible debt securities, and are successful at raising such capital, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all, particularly in light of the weakness of the financial markets and the economic crisis. For example, we experienced such financing difficulties during the course of our recent failed attempt to acquire Lexico Publishing Group, LLC and our ultimate abandonment of a follow-on offering. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our services, or otherwise respond to competitive pressures would be significantly limited.

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

We face significant competition from question and answer sites, search engines and other free reference and industry-specific Web properties that could adversely impact our competitive position.

We face significant competition from a wide variety of Web properties. Question and answer sites, such as Yahoo! Answers, Askville (owned by Amazon), Live QnA (owned by Microsoft), Yedda (owned by AOL), Answerbag.com (owned by Demand Media, Inc.) and Wikia, Inc. compete with WikiAnswers.com. Destination portals and other free online information and/or reference services, such as About.com (owned by the New York Times), TheFreeDictionary.com, Dictionary.com (owned by IAC/InterActiveCorp) and Wikipedia.org, compete with Answers.com. Other competitors of Answers.com include vertical industry-specific Web properties, such as Bankrate.com and WebMD.com. Since several companies operating traditional search engines, such as Yahoo!, Microsoft, AOL and Ask.com offer their own question and answer services, they too can be viewed as competitors of our answers-driven products, particularly in light of the fact that some search engines have begun putting snippets of useful answers at the top of many of their pages, in response to queries made by users. Nevertheless, search engines remain the greatest source of traffic arriving at our Web properties.

Many of our competitors have longer operating histories, more extensive management experience, an employee base with more extensive experience, better geographic coverage, larger consumer bases, greater brand recognition and significantly greater financial, marketing and other resource than we do. We expect competition to intensify in the future. If our competitors are more successful than we are in developing compelling products or attracting and retaining more users, then our competitive position and financial results could be adversely affected.

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

Many of our users are students that utilize our Web properties as reference sources. Our traffic fluctuates with the academic school year, rising from January through May, falling to lower levels during the summer months, rising again in September through November, and falling again in December, coinciding with school breaks and the holiday season. We expect traffic to our Web properties to continue to fluctuate seasonally in the future. This seasonal fluctuation in traffic results in a fluctuation in our quarterly revenues, since fewer users to our Web properties translates into fewer users clicking on or viewing the advertisements on our Web properties. In addition, the demand for our advertising inventory fluctuates during the year based on the seasonal needs of our advertisers, rising to its highest levels during the fourth quarter and falling to its lowest levels in the first quarter. Accordingly, our revenue fluctuates based on the seasonality of our traffic and advertising demand. The effect of this seasonality makes it difficult to estimate future revenues based on the results of any specific quarter, thus it is difficult to make operating plans relating to hiring and expenses. Additionally, as a result of the difficulty to estimate revenues, we may be unable to meet our revenue or profit and loss forecasts which could have a negative impact on the market price of our common stock.

Our operating results may fluctuate, which makes comparing our operating results on a period-to-period basis difficult and could cause our results to fall short of expectations.

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

Our failure to license compelling content could result in lost revenue, as a result of a loss of users and advertisers.

We believe our future success depends in part upon our ability to deliver valuable content through our Web properties. While our user-generated content continues to grow, we continue to also utilize traditional licensed content. We cannot guarantee that we will be able to enter into new or renew current or future content agreements on commercially acceptable terms or at all. If we are unable to maintain and enhance our existing relationships with content providers or develop new relationships with alternative providers of content, our Answers.com service may become less attractive to Internet users, resulting in decreased traffic to Answers.com, which could have an adverse effect on our ad revenues and a negative impact on our business.

If we are unable to maintain and expand our computer and communications systems, then interruptions and failures in our services could result, making our services less attractive to consumers and subjecting us to lost revenue from the loss of users and advertisers.

Our ability to provide high quality user experience depends on the efficient and uninterrupted operation of our computer and communications systems. Over time, our Web properties have experienced significant increases in traffic, and we continuously seek to further increase our user base. Accordingly, our Internet servers must accommodate spikes in demand for our Web pages in addition to potential significant growth in traffic. Delays and interruptions could frustrate users and reduce traffic on our Web properties, adversely affecting our operations and growth prospects. Furthermore, our systems may be vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, which could adversely affect our operations.

We manage our Answers.com and WikiAnswers.com Web operations through our own colocation facility. Our colocation facility, located in New Jersey, is provided by NetAccess Corporation. We plan to add a second colocation site in the first half of 2009 in order to provide redundancy of Web operations at the data center level. Until such time, our operations are centered in one single data center facility.  Our single facility could suffer interruptions or failures in service. Our Web operations would be adversely affected, making our services less attractive to consumers and subjecting us to lost revenue. Additionally, if we are unable to recruit and retain skilled employees to manage the Web hosting operations, we may not be able to properly manage the necessary tasks to keep our systems running smoothly and grow the business.

If we were to lose the services of our key personnel, we may not be able to execute our business plan and our business could be adversely affected.

Our ability to execute our business plan depends upon the continued service of our executive officers and other key technology, marketing, sales and support personnel. Our employment agreements with our executive officers and key employees are terminable by either party upon 30-90 days notice. If we lose the services of one or more of our key employees, or if one or more of our executive officers or key employees joined a competitor or otherwise competed with us, our business could be adversely affected. We cannot give assurance that we will be able to retain or replace our key personnel, and the services of key members of our research and development team, in particular, would be difficult to replace. If we do not succeed in retaining or replacing our key personnel, we may be unable to execute our business plan and, as a result, our stock price may decline.

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

A successful patent, trademark or copyright infringement claim against us by any third party, could subject us to:

•	substantial liability for damages and litigation costs, including attorneys’ fees;

•	lawsuits that prevent us from further use of intellectual property and require us to permanently cease and desist from selling or marketing products that use the intellectual property;

•	licensing intellectual property from a third party, which could include significant licensing and royalty fees not presently paid by us, adding materially to our costs of operations;

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

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. We rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights. The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property. In addition, effective trademark, domain name, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our services are made available through the Internet. There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of our Web properties may be reduced, which could negatively impact our business. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

We have incurred significant and continuing net losses since our inception and may continue to incur losses.

We incurred net losses of approximately $12.3 million and $4.1 million for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, we had an accumulated deficit of approximately $71 million. We cannot assure you that we will be able to achieve net income on a quarterly or annual basis. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to incur substantial losses, which would materially adversely affect our business and financial results.

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

You may experience dilution in your percentage ownership interest as a result of any additional issuances of our common stock.

We have authorized 100 million shares of our common stock, of which approximately 15.1 million shares were issued and outstanding after giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock as of December 31, 2008.  Our board of directors has the authority, without action or vote of our stockholders in many cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, we may need to issue securities that are convertible into or exercisable for a significant amount of our common stock. For example, on June 16, 2008, we sold Series A Convertible Preferred Stock and related warrants for $6.0 million to Redpoint Ventures. Additionally, Redpoint Ventures is in possession of a warrant entitling the fund to invest a second tranche in the amount of $7.0 million, in exchange for Series B Convertible Preferred Stock and related warrants.  See “Redpoint Financing” discussion in Item 7 below for a description of these transactions and the related securities.  These issuances may dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote.

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

Under the terms of the registration rights agreement we entered into with the holders of our Series A Convertible Preferred Stock, we are obligated to register the common stock underlying the Series A Convertible Preferred Stock and the Common Stock Purchase Warrants. The registration rights carry penalties in the event we do not meet these registration obligations. The registration statement registering the common stock underlying the Series A Convertible Preferred Stock and the Common Stock Purchase Warrants was declared effective by the Securities and Exchange Commission on September 16, 2008. We agreed to use our commercially reasonable best efforts to ensure the continued effectiveness of the registration statement thereafter. In the event sales of any or all of the securities covered by the registration statement cannot be made, whether because of our failure to keep the registration statement effective, or for various other reasons, then we must pay liquidated damages in cash to the holders of our Series A Convertible Preferred Stock in the amount of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price of $6,000,000.

We have issued and could issue “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights, which could dilute the interest of, or impair the voting power of, our stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. Although we do not presently intend to issue any additional shares of preferred stock, we may do so in the future. On June 16, 2008, we issued 60,000 shares of Series A Convertible Preferred Stock to Redpoint Ventures.  In the event Redpoint Ventures exercises a warrant we granted it, we will issue shares of Series B Convertible Preferred Stock.

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

As of December 31, 2007, we determined that we had material weaknesses in our internal control over financial reporting. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and trading price of our stock.

Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC require annual management assessments of the effectiveness of our internal control over financial reporting. As of December 31, 2007, we were also required to obtain and disclose a report by our independent registered public accounting firm attesting to and reporting on these controls. We dedicated significant amounts of time and resources to ensure compliance with this legislation for the year ended December 31, 2007. Based on their evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective due to the material weaknesses in our internal controls over (i) access to, and changes in, our information technology financial applications and underlying financial data; and (ii) the authority of our officers to obligate the Company. Because of these material weaknesses, our management concluded that, as of December 31, 2007, we did not maintain effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Additionally, our auditors issued an adverse opinion with respect to the effectiveness of our internal controls over financial reporting as of December 31, 2007.

Although we remediated the material weaknesses by removing our controller as the information technology administrator for our enterprise resource management system in March 2008 and by adopting an approval policy that limits the authority of certain officers to obligate us in April 2008, current and potential stockholders could negatively view the abovementioned material weaknesses and lose confidence in our financial reporting which could harm our business and trading price of our common stock.

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

Because most of our operations are conducted in Israel, our operations are directly affected by economic, political and military conditions affecting Israel. Specifically, we could be adversely affected by:

•	any hostilities involving Israel;

•	a full or partial mobilization of the reserve forces of the Israeli army;

•	the interruption or curtailment of trade between Israel and its present trading partners;

•	risks associated with the fact that a certain number of our key employees and one officer reside in what are commonly referred to as occupied territories;

•	risks associated with outages and disruptions of communications networks due to any hostilities involving Israel; or

•	a significant downturn in the economic or financial conditions in Israel.

Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Despite negotiations to effect peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Since October 2000, there has been a significant increase in violence, civil unrest and hostility, including armed clashes between the State of Israel and the Palestinians, and acts of terror have been committed inside Israel and against Israeli targets in the West Bank and Gaza Strip. In addition, the armed conflict with Hezbollah on the northern border of Israel during the summer of 2006 and the most recent armed conflict with Hamas on the southern border of Israel negatively affected business conditions in Israel. There is no indication as to how long the current hostilities will last or whether there will be any further escalation. Any further escalation in these hostilities or any future conflict, political instability or violence in the region may have a negative effect on our business, harm our results of operations and adversely affect our share price.

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

Exchange rate fluctuations between the U.S. dollar and the NIS may negatively affect our earnings. Our revenues are denominated in U.S. dollars. However, a significant portion of our expenses, associated with our Israeli operations, including personnel and facilities-related expenses, are incurred in NIS. Consequently, a devaluation of the U.S. dollar in comparison to the NIS will have the effect of increasing the dollar cost of our operations in Israel. In 2008 and 2007, the average value of the dollar declined 12.7% and 7.8%, respectively, as compared to its value in the years immediately preceding such years. We cannot predict any future trends in the rate of devaluation or appreciation of the NIS against the U.S. dollar or of the U.S. dollar against the NIS. Despite the fact that we often use various hedging tools, including forward contracts and options, to minimize the effect of currency fluctuations on our income, if the U.S. dollar cost of our operations in Israel increases, our dollar-measured consolidated results of operations will be adversely affected.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our New York office, which serves as our corporate U.S. headquarters for investor relations, sales, marketing, community development and business development operations, is located at 237 West 35th Street, Suite 1101, New York, NY 10001 and occupies a portion of the 11th floor at this location. The lease for these premises commenced in May 2005 and will expire in June 2010, and, according to its terms, the average base rent for the offices during the first year is approximately $66,000 per annum, gradually increasing to approximately $74,000 per annum for the final year.

Our research and development facility is located on the entire 7th floor of the Tower (Building 2), Jerusalem Technology Park, P.O. Box 48253, Jerusalem 91481, Israel in approximately 1,000 square meters of space, occupied under a 5-year lease with a current monthly rental rate of $19,000 based on the Dollar-NIS exchange rate on December 31, 2008. The lease will expire in July 2010, with an option to extend the term for an additional 5 years.

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

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the NASDAQ Global Market under the symbol “ANSW” between August 2, 2005 and September 28, 2008 and on the NASDAQ Capital Market, under the same symbol, since September 29, 2008. Prior to August 2, 2005, our common stock was traded on the American Stock Exchange, under the symbol GRU, between October 13, 2004 and August 1, 2005. There was no established market for our shares before October 13, 2004. The following table sets forth the high and low closing sale prices for our common stock as quoted on the NASDAQ Global Market (or the NASDAQ Capital Market, as the case may be) for the fiscal years ended December 31, 2007 and 2008 and the subsequent period indicated.

	High	Low
Year ended December 31, 2007
First quarter	$14.84	$11.24
Second quarter	$17.12	$10.14
Third quarter	$13.20	$6.20
Fourth quarter	$9.15	$5.58
Year ending December 31, 2008
First quarter	$6.93	$3.76
Second quarter	$5.52	$3.27
Third quarter	$5.77	$2.82
Fourth quarter	$7.23	$3.70
Year ending December 31, 2009
First quarter (through March 6, 2009)	$9.56	$5.73

The closing sale price of our common stock as reported by the NASDAQ Capital Market on March 6, 2009 was $6.00 per share.

As of March 6, 2009, there were approximately 44 holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). We have not paid any cash dividends since formation and we do not expect to pay any cash dividends in the foreseeable future. During 2008 we did not repurchase any shares of our common stock. Except as disclosed in this Annual Report (see Item 7), we have not sold any securities during the past three years which were not registered under the Securities Act. For details concerning securities authorized for issuance under our equity compensation plans, see Item 12 of this Annual Report.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2008 with respect to our compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,066,484	$8.87	424,651
Equity compensation plans not approved by security holders	35,651	$2.23	—
Total	2,102,135		424,651

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this report. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this report. Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. See also “Risk Factors” in Part I, Item 1A, of this report.

Overview

We own and operate two leading Web properties dedicated to providing useful answers in thousands of categories. WikiAnswers.com is a community-based social knowledge Q&A platform, leveraging wiki-based technologies. Through the contributions of WikiAnswers.com's user-community and dedicated volunteer supervisors, answers to the site’s growing database of questions are added and improved over time. Our award-winning reference site, Answers.comAnswers.com, includes reference content on millions of topics from over 250 licensed sources. According to comScore, our Web properties had approximately 25.6 million unique visitors in January 2009, ranking Answers Corporation number 33 in the top U.S. Web properties for that month. Our goal is to become the leading online provider of answers about anything and the best place for people to share answers to questions.

On September 29, 2008, the listing of our common stock was transferred from The NASDAQ Global Market to The NASDAQ Capital Market. Our trading symbol was not impacted and remains "ANSW".

Redpoint Financing

On June 16, 2008, pursuant to a private placement of our securities, Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively, “Redpoint”) purchased $6,000,000 of our Series A Convertible Preferred Stock, initially convertible into 1,333,333 shares of common stock at a conversion price of $4.50 per share, along with Common Stock Purchase Warrants exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share (Series A Purchase Warrants”). In conjunction therewith, Redpoint also received a warrant, exercisable until June 16, 2009, to purchase units of up to $7 million of Series B Convertible Preferred Stock (70,000 shares) and Common Stock Purchase Warrants exercisable for 636,364 shares of common stock (“Series B Purchase Warrants”). The warrant to purchase units of Series B Convertible Preferred Stock and Series B Purchase Warrants is referred to as the “Series B Unit Warrant”. The Series B Convertible Preferred Stock is initially convertible into 1,272,727 shares of common stock at a conversion price of $5.50 per share. The Series B Purchase Warrants have an exercise price of $6.05 per share.  After deducting placement agent fees and legal expenses, our net proceeds from the private placement were $5,380 thousand. This transaction is collectively referred to as the “Redpoint Financing”. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Series A Purchase Warrants and the Series B Purchase Warrants are collectively referred to as the “Redpoint Securities”.

The Series A Convertible Preferred Stock has the rights and preferences set forth in our Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock, which, as of its date of filing on June 16, 2008, amended our Amended and Restated Certificate of Incorporation. The Series B Convertible Preferred Stock, if purchased by Redpoint pursuant to the Series B Unit Warrant, will have similar rights and preferences as the Series A Convertible Preferred Stock. For a detailed description of the rights and preferences of the Series A Convertible Preferred Stock, we refer you to the notes to the financial statements included in this annual report.

In connection with the Redpoint Financing, Redpoint received the right to appoint an individual to serve as a voting member of our board of directors. If Redpoint exercises the Series B Unit Warrant and meets certain ownership requirements, it will be entitled to appoint a second member to our board.

In connection with the private placement, we entered into a registration rights agreement with Redpoint, pursuant to which we agreed to register with the SEC, for resale, the common stock underlying the Redpoint Securities. In connection with the registration rights agreement, we agreed to pay a penalty of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price, as partial liquidated damages, for certain default events and subject to certain circumstances. The partial liquidated damages will trigger if the registration statement filed with the SEC on July 30, 2008, and declared effective on September 16, 2008, ceases to remain continuously effective.

The accounting for this transaction is discussed in the notes to the accompanying financial statements.

Revenue

Traffic

Our revenue is driven by the traffic generated by our Web properties and our ability to effectively monetize that traffic. Our current sources of traffic include the following:

•
Search engines:  Users submit queries and search engines respond by generating a list of Web pages that they deem likely to offer the most relevant content. When our pages rank high in the algorithmic systems of search engines, our results are more likely to be accessed by users. For the fourth quarter and full year of 2008, according to our internal estimates, this source of traffic represented approximately 80% and 76% of our overall traffic, respectively.

•
Direct users:  Users visiting and returning to our home pages, and to a far lesser extent, arriving from Web properties that send us traffic, or via 1-Click Answers and AnswerTips. For the fourth quarter and full year of 2008, according to our internal estimates, direct users represented approximately 15% and 18% of our overall traffic, respectively.

•
Google’s definition link:  We have an informal, non-contractual relationship with Google under which Google links certain search results related to definitional queries to Answers.com. For the fourth quarter and full year of 2008, according to our internal estimates, this source of traffic represented approximately 5% and 6% of our overall traffic, respectively.

Since most of our traffic originates from search engines, we expend considerable resources improving the volume of this traffic. The industry commonly refers to such efforts as search engine optimization, or SEO. Our Web properties have at times experienced decreases in traffic, and consequently decreases in revenue, due to search engine actions, including actions by Google. In July 2007, a search engine algorithm adjustment by Google led to a drop in Google directed traffic to Answers.com. This adjustment reduced our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue also declined proportionately. The change made by Google did not affect the traffic directed to WikiAnswers.com.

Monetization

Advertising Revenue.  We earn practically all of our revenue from advertising. There are two primary categories of Internet advertising: pay-per-performance, also known as cost-per-click, or CPC, and pay-per-impression, also known as display ads or cost per 1,000 impressions, or CPM. In the pay-per-performance model, we earn revenue based on the number of clicks associated with an ad; in the pay-per-impression model, we derive revenue from the display of ads. The overwhelming majority of our advertising revenue is earned from CPC advertising. We obtain CPC and CPM advertisements from third-party ad networks. These ad networks compensate us by paying us a portion of the revenue they earn from advertisers for our provision of promotional space on our Web properties.

We gauge the effectiveness of our monetization efforts and trends by measuring our revenue per thousand page views, or RPM. Throughout this annual report, we refer to estimates of traffic, or page views. In our Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, we tracked the traffic on our Answers.com and WikiAnswers.com Web properties using two separate systems:

•
Answers.com traffic was measured using our internally developed server-side, log-based system (“Internal Data Warehouse”). This system was designed to identify traffic from search engine robots and other known Web robots, commonly referred to as Web spiders or Web crawlers, as well as from suspected automated spidering scripts, and excludes such traffic from the traffic activity measurements.

•
WikiAnswers.com traffic was tracked using HBX Analytics, a tag-based web analytics system offered by Omniture, Inc. (formerly offered by WebSideStory). Traffic measurements from this system are generated by our placement of tags on our WikiAnswers.com pages. The HBX Analytics system then independently generates traffic metrics. WikiAnswers.com community-related statistics, including total number of questions, answers and users, are generated from the WikiAnswers.com Web property.

Beginning with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, all traffic measurements (including measurements previously reported in past filings using our Internal Data Warehouse) for Answers.com are also presented based on the HBX Analytics data. We estimate that the historical page views for Answers.com pursuant to HBX Analytics data, as set forth in our reports beginning with our  quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, are approximately 11% lower than the traffic measurements reported in previous filings. Consequently, our Answers.com RPMs, as reported in those reports, are higher than previous filings.

We also use Google, Inc.’s Google Analytics measurement services and Google AdSense data for various internal analyses. Our breakdown of our traffic sources, noted above, is based on such data. Google Analytics measurements are generated by our placement of tags on our Web properties’ pages, which Google Analytics uses to count and report audience metrics independently.

In this Annual Report, statistics gathered from HBX Analytics and Google Analytics are also referred to as “internal estimates”.

Third party services measuring traffic audiences may provide different estimates than the estimates reported by other similar services and our internal estimates. These discrepancies may result from differences in methodologies applied or the sampling approaches used by each measuring service.

Our primary third party ad network, Google AdSense, accounted for approximately 88% of our total revenue in the fourth quarter of 2008 as compared to approximately 60% of our total revenue in the fourth quarter of 2007. Google AdSense accounted for approximately 82% of our total revenue in 2008 as compared to approximately 64% of our total revenue in 2007. We obtain CPC ads from Google. In addition to Google, we utilize the services of other third party ad networks that provide us with CPM ads. We expect that for at least the next year, CPC ads will continue to generate the overwhelming majority of our revenue, and we have no plans to reduce our reliance on CPC ads. Although there are many companies that provide third party ad networks, the loss of Google as a third party ad network could have a material adverse impact on our financial condition and results of operations, as we may not succeed in receiving terms and ad services as favorable as those provided under our Google Services Agreement (GSA). The GSA was last renewed for an additional two years, through January 31, 2010.

Direct Ad Sales.  In an effort to improve monetization, in the fourth quarter of 2006, we began marketing directly to advertisers and generating additional advertising revenue through an in-house team of direct ads salespeople. However, at the end of the second quarter of 2008 we decided to suspend this business initiative, and by the end of the third quarter of 2008 we no longer employed a sales staff. We initially saw promise in this area, with the belief that our Web properties would see RPM increases as a result of direct ad sales. In the fourth quarter of 2007, the sales force generated $575 thousand of direct ad revenue. However, direct ad revenue in 2008 was disappointing, with Q1 at $231 thousand and Q2 at $200 thousand. At the end of the second quarter we came to believe that the horizontal, educational, reference nature of Answers.com www.answers.commade direct ads less compelling for this Web property, as compared to vertical sites that direct advertisers often prefer. While we viewed WikiAnswers.com as having the potential to successfully implement a direct ad sales strategy, we decided not to pursue that strategy and to instead focus on selling ads through advertising networks, primarily Google AdSense. This decision has allowed us to focus on our core competency – growing the WikiAnswers.com community, growing traffic to our Web properties and monetizing via Google and other ad networks.

Licensing Revenue.  We also earn a very minor portion of our revenues from partners that pay us for providing them with our answer-based services that they then use in their own products, via co-branded Web pages. Revenue from these arrangements are based on various formulas, including fees based on the number of user queries and fixed periodic fees.

Costs and Expenses

Cost of Revenue

Cost of revenue consists of fees to third parties to license  content, data center costs, including depreciation of information technology assets, compensation, travel and overhead costs relating to personnel who are engaged in content editing, content integration and production operations ,Web search service fees, ad serving fees, amortization of the cost of acquired software used in our products, and contractual revenue sharing fees to various Web property operators for visitors directed to our Web properties, or traffic acquisition costs. As revenues increase, we expect our cost of revenue as a percentage of revenue to decrease, since many of its components, such as content licensing, are not directly tied to revenue. Notwithstanding, in the first half of 2009, our cost of revenue, as a percentage of revenue, is expected to increase as we add our second colocation facility.

Research and Development Expenses

Research and development expenses consist of compensation, travel and overhead costs of personnel conducting research and development of our products and services, and consulting costs. Our research and development team works primarily on projects to improve and enhance product functionality , quality, performance, user interface,  and monetization. We generally expect that our research and development expenses will decline as a percentage of revenue as we grow our revenue.

Sales, Marketing and Community Development Expenses

Sales, marketing and community development expenses consist of compensation, travel and overhead costs of personnel in-charge of sales and marketing, and developing and encouraging the WikiAnswers.com community of users asking and answering questions and volunteer supervisors; product management; marketing and market information services, public relations and promotional costs. As a result of our termination of direct ad sales in 2008, we expect the primary future growth in this expense line item will be in the area of WikiAnswers.com community development. We generally expect that our sales, marketing and community development expenses will decline as a percentage of revenue as we grow our revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, travel and overhead costs for financial, legal, human resource, and other administrative personnel, insurance fees, professional services, including investor relations, legal, accounting, payroll and other consulting fees, amortization of domain names, and other general corporate expenses. We generally expect that our general and administrative expenses will decline as a percentage of revenue as we grow our revenue.

Overhead Costs

Overhead costs consist primarily of rent, telecommunications, utilities and depreciation expenses.

Stock-Based Compensation

New employees typically receive stock option awards within three months of their start date. From time-to-time, we also grant additional stock option awards to existing employees and directors. We account for stock-based awards under SFAS No. 123 (revised 2004), “Share-Based Payments”, or SFAS 123R, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period awards are expected to vest. Costs resulting from stock-based compensation are part of our compensation expense and are included in the operating expense categories in our Statement of Operations.

Impact of Currency Fluctuations

The dollar cost of our operations in Israel is heavily influenced by changes in the value of the dollar in relation to the New Israeli Shekel (“NIS”), mostly due to the NIS-based salaries of our Israel-based employees. In 2008 and 2007, the average value of the dollar declined 12.7% and 7.8%, respectively, as compared to its value in the years immediately preceding such years. In 2008 and 2007, approximately $6.5 million and $4.5 million of our expenses, respectively, were NIS-based, thus the devaluation noted above, significantly influenced our operating expenses. While hedging activities somewhat reduced the impact of the devaluation of the dollar during those periods, we absorbed most of the devaluation.

We expect our NIS-based expenses in 2009, to at least remain at the 2008 levels, thus, if the dollar continues to fluctuate as compared to the NIS, we will experience further fluctuation in the dollar amount of our expenses.

Write-off of the Brainboost Answer Engine

In December 2005, we acquired Brainboost Technology, LLC, developer of the Brainboost Answer Engine, or the BAE, an artificial intelligence technology enabling natural language question-and-answer search on the Web.  As consideration for the acquisition, we paid $4.0 million in cash and 439,000 shares of restricted stock, valued at approximately $5.6 million at the time of the acquisition. In connection with the initial allocation of the purchase price, we recorded an intangible asset, the BAE, with an estimated useful life of six years, of approximately $5.4 million.  Since the acquisition, through the first quarter of 2008, we spent time further developing the BAE and integrating it into our Answers.com Web property.

In November 2006, we acquired a Web property, then known as www.faqfarm.com, and subsequently rebranded as WikiAnswers.com, a dynamic, user-generated, questions and answers website. Although handled in different ways, BAE and WikiAnswers.com are effectively focused on similar areas, answering complex natural language questions. Since its acquisition, WikiAnswers.com has grown significantly, in terms of both traffic and revenue. Conversely, during that period, Answers.com traffic and revenue has been in decline. Detailed information regarding these trends is provided in the revenue discussion in this annual report. As a result of that trend, and the success of user-generated questions and answers as compared to the technology-driven answers presented by the BAE, we made a strategic decision in the second quarter of 2008 to focus our efforts, in the realm of questions-and-answers, on user-generated questions and answers, and effectively abandoned our use of the BAE. This strategic decision was reflected in a change that we made to Answers.com on May 25, 2008.  Prior to that date, users asking a question on Answers.com caused the site to access the BAE in an attempt to locate an answer on the Web.  The BAE results were then presented on the Answers.com result page. Beginning May 25, 2008, users no longer received BAE-derived result pages, rather they were instead encouraged to post their question to WikiAnswers.com, and in a less pronounced fashion, offered a link to another page for purposes of accessing BAE should they wish to do so. This user-interface change virtually eliminated the use of the BAE as demonstrated by the elimination of virtually all BAE-derived page views. In November 2008, we eliminated the link to the BAE.

As a result of our decision to effectively abandon our use of the BAE, the net book value of the BAE, as of May 25, 2008, in the amount of $3,138 thousand, was written off in the three months ended June 30, 2008.

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

On July 13, 2007, we entered into a Purchase Agreement that we subsequently amended on July 31, 2007 and November 12, 2007; and on January 15, 2008 we entered into an Amended and Restated Purchase Agreement, which we subsequently amended on February 8, 2008, to acquire all of the outstanding limited liability interests of Lexico Publishing Group, LLC for an aggregate purchase price of $100 million in cash, subject to adjustments for closing net working capital.  Consummation of the acquisition of Lexico was subject to our ability to secure financing for the acquisition.

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

Interest Income (Expense), Net

Interest income (expense), net, is comprised of interest income earned on cash, cash equivalents and investment security balances, and amortization of deferred costs we incurred in connection with the issuance of the Series B Unit Warrant.

Other Income (Expense), Net

Other income (expense), net, is comprised of foreign currency gains and losses.

Loss Resulting from Fair Value Adjustment of Warrant to Purchase Units of Series B Preferred Stock and Warrants

The Series B Unit Warrant is revalued each reporting date. Any change to its fair value is recorded as a loss in the statement of operations.

Income Tax Benefit (Expense), Net

Our effective tax rate differs from the statutory federal rate due to differences between income and expense recognition prescribed by income tax regulations and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating and amortizing property, equipment and intangible assets and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of state and local taxes and foreign income from our wholly owned subsidiary. At December 31, 2008, our deferred tax assets are fully offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to transpire.

Our Israeli subsidiary had net income in 2008 and 2007, resulting from services we receive from the Israeli subsidiary. The Israeli subsidiary charges us for research & development and certain management services it provides us, plus a profit margin ranging from 6 to 12.5%. However, the subsidiary is an “approved enterprise” under Israeli law, which means that income arising from the subsidiary’s approved research & development activities, is subject to zero tax under the “alternative benefit” path for a period of ten years. Management services are taxable at the Israeli corporate tax rate in effect at the time (27% in 2008). Currently, the subsidiary operates under two separate “approved enterprise” plans, ending December 31, 2009 and December 31, 2014, respectively. In the event of distributions by the subsidiary to the parent, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax to be withheld at source on the amounts of such distribution received. At present, we do not plan on having the subsidiary distribute a dividend to Answers Corporation.

Revenue

	Year Ended December 31,
	2008	2007	Change
	($ - in thousands)

WikiAnswers.com advertising revenue	7,524	1,302	6,222
Answers.com advertising revenue	6,622	9,449	(2,827)
Answers services licensing revenue	81	219	(138)
Subscription revenue	-	425	(425)
	14,227	11,395	2,832

Revenue increased $2,832 thousand, or 25%, to $14,227 thousand for the year ended December 31, 2008 from $11,395 thousand for the year ended December 31, 2007.

WikiAnswers.com advertising revenue in 2008 increased $6,222 thousand compared to 2007, due to increases in traffic, and to a lesser extent, due to improvement in RPM.  WikiAnswers.com average daily page views in 2008 were 2,916,000, an increase of 360% compared to the average daily page views of 633,000 in 2007. We believe that the dramatic growth that WikiAnswers.com has experienced since we acquired it, in November 2006, is primarily due to the unique dynamics of the site. As our database of questions and answers grows, we draw new traffic, primarily from SEO, which in turn results in the creation of new questions and answers, or new content, which in turn drives additional growth. This is a self-perpetuating growth model. The WikiAnswers.com RPM in 2008 was $7.07, an increase of 26% compared to the RPM of $5.63 in 2007. The increase is primarily due to the inclusion of WikiAnswers.com under our Google Services Agreement in November 2007, replacing the standard AdSense terms that governed the site prior to our acquisition of WikiAnswers.com.

Answers.com advertising revenue in 2008 decreased $2,827 thousand compared to 2007. The decrease was the result of decreased traffic, and to a lesser extent, due to lower RPM.  Answers.com average daily page views in 2008 were 2,890,000, a decline of 28% compared to the average daily page views of 4,021,000 in 2007. The decline in traffic is primarily due to the July 2007 Google algorithm change that significantly impacted Answers.com traffic, reducing our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue also declined proportionately. The Answers.com RPM in 2008 was $6.28, a decrease of 2%, compared to the RPM of $6.44, in 2007. We have found that this metric often moves up or down moderately due to many factors including how we are evaluated by our advertising partners.

Historically, we operated on the premise that adding rich unique content to Answers.com positively impacted the site’s traffic growth, guided by the principle that rich unique content was not only appreciated by the human user, but was also highly valued by the search engines and their content indexing programs. While Answers.com receives significant SEO traffic to its rich content pages, the Google algorithm change caused us to doubt whether licensing additional content would yield a positive return. During the last few months we made certain changes to and ran certain tests on Answers.com that have led us to believe that adding content may, once again, be a viable way to grow traffic, thus, we are planning on licensing new content in order to grow Answers.com. Notwithstanding, given the significance of the opportunity we believe we have with WikiAnswers.com, we do not expect to invest significant amounts of resources, above current levels, to implement a strategy of licensing new content.

Approximately $660 thousand and $990 thousand of our advertising revenue in 2008 and 2007, respectively, resulted from the efforts of our direct ad sales force. In an effort to improve monetization, in the fourth quarter of 2006, we began marketing directly to advertisers and generating additional advertising revenue. However, at the end of the second quarter of 2008 we decided to abandon that effort, and by the end of the third quarter of 2008, all of our direct sales staff left the Company.

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

Revenue Trends by Web Property

The following table illustrates the historical trends of our two Web properties’ average daily traffic, revenues and RPMs, by quarter, beginning the first quarter of 2007:

	2007				2008
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Ad Revenue ($ - in thousands)

Answers.com	2,768	2,551	1,861	2,270	1,828	1,485	1,579	1,730
WikiAnswers.com	116	177	304	704	1,185	1,500	1,960	2,879
Total	2,884	2,728	2,165	2,974	3,013	2,985	3,539	4,609

Answers.com	96%	94%	86%	76%	61%	50%	45%	38%
WikiAnswers.com	4%	6%	14%	24%	39%	50%	55%	62%
Total	100%	100%	100%	100%	100%	100%	100%	100%

Traffic

Answers.com	4,945,000	4,441,000	3,276,000	3,447,000	3,225,000	2,641,000	2,666,000	3,027,000
WikiAnswers.com	293,000	440,000	639,000	1,152,000	1,885,000	2,318,000	3,094,000	4,350,000
Total	5,238,000	4,881,000	3,915,000	4,599,000	5,110,000	4,959,000	5,760,000	7,377,000

Answers.com	94%	91%	84%	75%	63%	53%	46%	41%
WikiAnswers.com	6%	9%	16%	25%	37%	47%	54%	59%
Total	100%	100%	100%	100%	100%	100%	100%	100%

RPM
Answers.com	$6.22	$6.31	$6.17	$7.16	$6.23	$6.18	$6.44	$6.21
WikiAnswers.com	$4.40	$4.42	$5.17	$6.64	$6.95	$7.11	$6.89	$7.19

Since we purchased WikiAnswers.com in November 2006, the website has grown significantly, each quarter, both in terms of traffic and revenue. Conversely, in 2007, and especially beginning the third  quarter of 2007, when we experienced a drop in our traffic due to a search engine algorithm adjustment by Google, Answers.com’s traffic and revenue have been in  decline. We expect the aforesaid trends of our individual Web properties to continue in 2009.

The current general economic downturn may result in fewer page views that result in commercial activities by our users, and may cause advertisers to reduce the amount they spend on online advertising. These potential developments could have a significant negative impact on the RPM of both our Web properties. In fact, our RPM has shown some moderate decline in the first quarter of 2009, which we believe is due to both the seasonality of advertising rates as well as the general economic downturn.  We believe that, to date, we have been better insulated from the economic downturn than many other content websites due to the fact that the overwhelming majority of our ad revenue is earned from CPC ads, which appear to have been less negatively impacted by the economic downturn than CPM ads. It is still uncertain whether our RPM will be further negatively impacted in 2009.

Additionally, our CPC revenue, which is earned through Google, is governed by our GSA, which is scheduled to expire on January 31, 2010. Renewal of the GSA in February 2010 on terms less favorable to us than the current terms, including the revenue-share percentage, could result in reduced revenue from CPC ads.

We do not expect the current general economic downturn to affect our expected overall growth in traffic.

Costs and Expenses

Cost of Revenue

	Year Ended December 31,
	2008	2007	Change
	($ - in thousands)

Cost of revenue	4,641	4,890	(249)

Cost of revenue decreased $249 thousand, or 5%, to $4,641, in 2008 from $4,890 in 2007. The change in cost of revenue was due primarily to the following factors: Amortization expense from intangible technology assets we purchased in connection with the Brainboost acquisition that took place in December 2005 and the WikiAnswers.com acquisition that took place in November 2006 decreased $593 thousand.  Such decrease transpired because we wrote off the Brainboost Answer Engine on May 25, 2008, thus we only recorded $358 thousand of Brainboost Answer Engine amortization in 2008, as compared the full twelve months of amortization, of $892 thousand, recorded in 2007. The amortization of the intangible assets related to WikiAnswers.com decreased by $59 thousand in 2008, as compared to 2007, since we use accelerated depreciation to amortize the database of questions and answers we acquired in conjunction with the acquisition of WikiAnswers. Additionally, there was a decrease in data center costs (including depreciation of information technology assets) of $93 thousand, due to our moving to our own colocation facility rather than managed hosting. In a colocation facility, many of the tasks that were handled by the managed hosting provider are now handled by our employees, thus the fees we pay are lower. The aforesaid decreases were partially offset by increases in compensation costs of $307 thousand as a result of staffing additions, salary increases and the weak U.S. dollar as compared to the New Israel Shekel, increases in traffic acquisition costs of $22 thousand, increases in ad serving fees of $29 thousand, increases in travel of $32 thousand, increases in content licensing costs of $42 thousand, and higher overhead of $20 thousand.

Research and Development Expenses

	Year Ended December 31,
	2008	2007	Change
	($ - in thousands)

Research and development	3,482	2,978	504

Research and development expenses increased $504 thousand, or 17%, to $3,482 thousand in 2008 from $2,978 thousand in 2007. The change in research and development expenses was due primarily to an increase of $463 thousand in compensation, as a result of salary increases, the weak U.S. dollar as compared to the New Israel Shekel, and new hires, and higher overhead of $44 thousand.

Sales, Marketing and Community Development Expenses

	Year Ended December 31,
	2008	2007	Change
	($ - in thousands)

Sales, marketing and Community Development	2,734	3,951	(1,217)

Sales, marketing and community development expenses decreased $1,217 thousand or 31%, to $2,734, in 2008, from $3,951 in 2007. The decrease in sales and marketing expenses is due primarily to the following factors: Compensation related expenses, excluding stock-based compensation, decreased $737 thousand, mostly due to the termination of our Chief Revenue Officer in the third quarter of 2007, and the termination of our direct ad sales team in the second and third quarters of 2008. Additionally, stock-based compensation decreased $536 thousand, mostly due to the termination of employment of our Chief Revenue Officer in the third quarter of 2007. The termination of our direct ad sales team also resulted in a reduction of $31 thousand in allocated overhead expenses, and marketing related expenses decreased $37 thousand. The aforesaid decreases were partially offset by a charge of $132 thousand, in the second quarter of 2008, to account for the estimated cost of terminating certain service contracts relating to our abandoned direct ad sales efforts.

General and Administrative Expenses
	Year Ended December 31,
	2008	2007	Change
	($ - in thousands)

General and administrative	4,799	4,020	779

General and administrative expenses increased $779 thousand, or 19%, to $4,799 thousand in 2008 from $4,020 thousand in 2007. The change in general and administrative expenses was due primarily to the following factors: Compensation costs, excluding stock-based compensation, increased by $344 thousand as a result of  salary increases and the weak U.S. dollar as compared to the New Israel Shekel, and stock-based compensation rose $98 thousand. Investor relations and stock administration fees increased $101 thousand, mostly due to our retaining an external investor relations firm in the second quarter of 2008. Additionally, insurance increased $73 thousand, travel expenses increased $58 thousand, overhead increased $33 thousand and accounting and legal fees increased $20 thousand.

Write-off of the Brainboost Answer Engine

	Year Ended December 31,
	2008	2007	Change
	($ - in thousands)

Write-off of the Brainboost Answer Engine	3,138	-	3,138

As a result of our decision to effectively abandon our use of the BAE, the net book value of the BAE, as of May 25, 2008, in the amount of $3,138 thousand, has been written off and the resulting charge is included in our statement of operations for 2008.

Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering

	Year Ended December 31,
	2008	2007	Change
	($ - in thousands)

Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	2,543	-	2,543

In 2008, we recorded a charge of $2,543 thousand for various costs and fees we incurred in connection with the terminated acquisition of Lexico and the follow-on offering of securities.

Interest Income (Expense), Net

	Year Ended December 31,
	2008	2007	Change
	($ - in thousands)

Interest income (expense), net	(55)	385	(440)

Interest income (expense), net decreased $440 thousand to $(55) thousand (expense), net, in 2008 from $385 thousand, income, net, in 2007. The change in interest income (expense), net resulted from certain transaction costs that we incurred in connection with the Series B Unit Warrant, which have been deferred and are being amortized to interest expense over one year. In 2008, $196 thousand of such deferred costs were amortized and charged to interest expense, while we had no similar charge in 2007. Further, interest earned from our cash balance in 2008 was $149 thousand, compared to interest earned of $385 thousand, during 2007. The reduction in interest income earned on our cash balances was the result of lower short-term interest rates.

Loss Resulting from Fair Value Adjustment of Warrant to Purchase Units of Series B Preferred Stock and Warrants

	Year Ended December 31,
	2008	2007	Change
	($ - in thousands)

Loss Resulting from Fair Value Adjustment of Series B Unit Warrant	(5,187)	-	(5,187)

The Series B Unit Warrant is revalued each reporting date, and any change to its fair value is recorded in the statement of operations. The primary reason for the increase in the value of this liability in 2008 was the increase in the market value of our common stock between the date we issued the Series B Unit Warrant, June 16, 2008, and December 31, 2008, from $3.92 to $7.13.

Other Income (Expenses), Net

	Year Ended December 31,
	2008	2007	Change
	($ - in thousands)

Other income (expense), net	19	(11)	30

Other income (expense), net, in 2008 was $19 thousand, income, net, compared to $(11) thousand (expense), net, in 2007. Other income (expense), net, results from foreign currency net gains and losses.

Income Tax Benefit (Expense), Net

We had net operating loss carryforwards, or NOLs, for federal income tax purposes of approximately $59 million at December 31, 2008, and approximately $54 million at December 31, 2007. The federal net operating losses will expire if not utilized on various dates from 2019 through 2028. Because we have experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on our ability to use at least $32 million of these carryforwards. We estimate that the annual limitation on the use of such $32 million of our NOLs is approximately $1.8 million per year. Any unused portion of the $1.8 million annual limitation applicable to our restricted NOLs is available for use in future years until such NOLs are scheduled to expire. The recent Redpoint Financing and other financing events that transpired since October 2004 may further impact our ability to use our NOLs, however, since we have not conducted a Section 382 Study since October 2004 we cannot make that determination. Our Israeli subsidiary has capital loss carryforwards of approximately $775 thousand that can be applied to future capital gains for an unlimited period of time under current tax rules.

We file U.S. federal, various state & local and foreign income tax returns. Answers Corporation is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2005 and state & local income tax examinations for years prior to 2006. In September 2008, the Israeli income tax authorities completed its audit of our Israeli subsidiary for the tax years 2004 through 2006, resulting in no adjustments. As a result of the findings of such audit, we reversed previously accrued tax provisions for uncertain positions, during the third quarter of 2008.

Liquidity and Capital Resources

In 2008 and 2007, our principal sources of liquidity were our cash inflows from revenues and cash and cash equivalents, and investment securities that were raised through various financing events that took place through June 2008. Going forward, we expect that our principal source of liquidity will be cash inflows from operations. We further expect that such cash inflows from operations will be sufficient to fund our capital expenditures. Further, if Redpoint decides to exercise their Series B Unit Warrant, of up to $7 million, between now and June 16, 2009, that could add to liquidity in 2009.

	Year ended December 31,
	2008	2007
	($ - in thousands)

Net cash used in operating activities	(299)	(647)
Net cash provided by investing activities	82	2,420
Net cash provided by (used in) financing activities	5,196	(54)

Operating Activities

Despite a net loss of $12,251 thousand in 2008, net cash used in operations was only $299 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling item is the loss resulting from the fair value adjustment of the Series B Unit Warrant of $5,187 thousand. The primary factor that caused the fair value of the Series B Unit Warrant, a liability on our balance sheet, to rise, is the rise in our stock price between June 16, 2008, the closing date of the Redpoint transaction, and December 31, 2008. Should Redpoint exercise such warrant, which terminates after June 16, 2009, such investment will add an additional $7 million of liquidity. Other very large reconciling items were the write-off of the Brainboost Answers Engine of $3,138 thousand, $1,719 thousand of operating expenses that were the result of non-cash stock-based compensation to employees and directors, and depreciation and amortization of $1,329 thousand.

Despite a net loss of $4,118 thousand in 2007, net cash used by operations was $647 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling items resulted from the fact that we incurred $2,123 thousand of non-cash, stock-based compensation to employees and directors, depreciation and amortization of $1,797 thousand, while recognizing $425 thousand of previously deferred revenue from lifetime subscriptions we sold for our GuruNet service in 2003.

Investing Activities

Net cash provided by investing activities of $82 thousand, in 2008, is attributable to the proceeds from the sale of investment securities of $700 thousand, less cash used to increase long-term deposits of $60 thousand and cash used for capital expenditures of $558 thousand.

Net cash provided by investing activities in 2007 is attributable mostly to the proceeds from the sale of investment securities less cash used from purchases of investment securities, and cash used for capital expenditures, long-term deposits and deferred costs relating to the proposed Lexico acquisition, as delineated in our Consolidated Statement of Cash Flows.

Financing Activities

Net cash flow from financing activities in 2008 of $5,196 thousand was mostly from the Redpoint Financing, which raised $5,380 thousand after expenses. The other factors impacting net cash flow from financing activities are delineated in the accompanying statement of cash flows.

Cash flow used in financing activities in 2007 stems from deferred costs relating to the proposed Lexico financing, less net proceeds from the exercise of stock options, as delineated our Consolidated Statement of Cash Flows.

Future Operations

As a result of the Redpoint Financing in June 2008, we raised net proceeds of approximately $5.4 million, significantly improving our cash position. As part of the Redpoint Financing, Redpoint received the Series B Unit Warrant, a warrant to purchase units, exercisable at any time until June 16, 2009, for up to $7 million of Series B Convertible Preferred Stock (70,000 shares) and Series B Purchase Warrants.   The Series A Preferred Stock contains a redemption provision which allows the holder of a majority of the Series A Preferred Stock to request redemption, at any time on or after June 16, 2014, of all or any part of the outstanding Series A Preferred Stock.  If issued, the Series B Preferred Stock would have a similar redemption provision.

The 2008 funding we received from Redpoint is important to us because of prior events that decreased our cash position considerably. In connection with the abandoned proposed public offering and the terminated Lexico purchase agreement, we made cash payments of $1,878 thousand in the first quarter of 2008, in addition to the $663 thousand we expended in 2007, for termination fees and costs.  These payments had a material impact on the balance of our cash and cash equivalents, which were $5,462 thousand as of March 31, 2008.

Based on our current cash and cash equivalents levels and expected cash flow from operations, we believe we have sufficient cash and cash equivalents to meet our working capital and operating requirements for the next twelve months, irrespective of whether we receive additional funding pursuant to the Series B Unit Warrant. Further, in estimating our expected cash flow during the next twelve months we have considered the current general economic downturn and its impact on our future revenue, as discussed in the earlier revenue discussion.

We assess acquisition opportunities as they arise. Financing in excess of our current cash and cash equivalents may be required if we decide to make additional acquisitions. There can be no assurance, however, that any such opportunities may arise, or that any such acquisitions may be consummated. Additional financing may not be available on satisfactory terms when required. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience significant dilution.

Off-Balance Sheet Arrangements

Except for the Series A Purchase Warrant described in note 9 to the financial statements in Item 8 below, we have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2008 and 2007, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Goodwill, Intangibles and Other Long-Lived Assets

We account for our purchases of acquired companies (for those acquired before December 31, 2008) in accordance with SFAS No. 141, “Business Combinations”, or SFAS 141, and for goodwill and other identifiable definite and indefinite-lived acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142. Additionally, we review our long-lived assets for recoverability in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, or SFAS 144.

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

We evaluate our long-lived tangible and intangible assets for impairment in accordance with SFAS 142, with the annual impairment testing date set at September 30, and in accordance with SFAS 144 whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. While we use available information to prepare our estimates and to perform impairment evaluations, the completion of annual impairment tests requires significant management judgments and estimates.

As of December 31, 2008, we determined that there were no events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable; therefore, there was no need to evaluate the recoverability or compute impairment of our long-lived assets.

In response to the search engine algorithm adjustment by Google in July 2007, we examined what impact this event might have on the recoverability of our long-lived assets in accordance with the guidance contained in SFAS 142 and SFAS 144. As a result of our analysis, we concluded that the carrying value of our assets had not been impaired. However, while we use available information to prepare our estimates and to perform impairment evaluations, our recoverability calculations and impairment tests require significant management judgment and estimates. These estimates included our projections of undiscounted cash flows and assumptions used in calculating projected RPM, page-views, and expenses. In preparing such estimates we considered many factors including historical and seasonal trends, industry and macro-economic trends and specific company initiatives and plans. In addition, a certain degree of judgment was exercised in determining asset groups in accordance with generally accepted accounting principles. Had our estimates and assumptions differed, the accounting treatment might have resulted differently. Future actual results could differ significantly from the anticipated results as reflected in our analysis.

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

We determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which considers the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. Subsequent to our IPO, through 2006, we did not have sufficient history to predict our volatility and therefore our assumptions about stock price volatility were based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our actual stock price volatility. During 2007, as we accumulated our own volatility history over longer periods of time, our assumptions about our stock price volatility were based on a rate that was derived by taking into consideration the volatility rates of the aforesaid comparable publicly held companies as well as our own historical volatility rates. Beginning 2008, we are estimating our expected stock volatility based solely on our own historical stock volatility rates. Had we made different assumptions about our stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense and our net loss and net loss per share amounts could have been significantly different, in 2008 and 2007.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2008, we have fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate US taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance.

In July 2006, FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109”, or FIN 48, effective for fiscal years beginning after December 15, 2006. FIN 48 prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under FIN 48, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities. We adopted the provisions of FIN 48 as of January 1, 2007 and it has not had a material impact on our financial statements.

Redpoint Financing

In accounting for the Redpoint Financing, the proceeds were first allocated to the Series B Unit Warrant, which was classified as a current liability, based on its fair value, and the residual amount was allocated among the Series A Convertible Preferred Stock and the Series A Warrants based on their relative fair values, all in accordance with the guidance in SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and EITF 00-19, ”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. Further, The Series B Unit Warrant is revalued at each reporting date.

We used various valuation models and techniques to determine the individual values of the three components, including Monte Carlo and Black-Scholes. Inputs used in the models include our stock price and risk-free interest rate. Additionally, significant assumptions used in applying these techniques include redemption behavior estimates (including likelihood of forced conversion, and timing of liquidation event if such event transpires) and expected volatility of our stock price. While we believe we have applied appropriate judgment in the aforesaid assumptions , variations in judgment could have a material effect upon the valuation results, and thus, on our financial statements.

The Series A Convertible Preferred Stock issued as part of the Redpoint Financing contains an embedded conversion option which could possibly require separate accounting under SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities”(SFAS 133). According to paragraph 12(a) of SFAS 133, in order to determine whether separate accounting is required, one has to evaluate whether the economic characteristics and risks of the conversion option are closely related to the host contract, and the nature of the host contract.  We exercised judgment and evaluated this matter in accordance with EITF Topic D-109, "Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No.133" (Topic D-109). Topic D-109 conveys the SEC staff's views on determining whether the characteristics of a host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. In evaluating an embedded derivative feature for separation under SFAS 133, the consideration of the economic characteristics and risks of the host contract should not ignore the stated or implied substantive terms and features of the hybrid financial instrument. We considered various factors including, redemption provisions, stated rate, voting rights, whether returns are discretionary or mandatory, collateral requirements, participation in residual earnings and liquidation preferences, in making our determination that the host contract was more akin to equity. The most important factor that led us to the conclusion that the host contract was more akin to equity was the fact that the redemption feature was not mandatory or likely to occur. Had we determined that the host contract was more akin to debt and not equity it would have impacted the accounting for the host contract and the embedded conversion option and could have had a material impact on our financial statements.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS 161). SFAS 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The adoption of SFAS 161 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact, if any, of adopting FSP FAS 142-3 on our financial position and results of operations.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1(FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. The adoption of FSP APB 14-1 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus of EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.  EITF 07-5 responded to practice questions about whether an instrument or embedded feature is indexed to the reporting company’s own stock by establishing a framework for the determinations and by nullifying some previous requirements. The adoption of EITF 07-5’s requirements will affect issuers’ accounting for warrants and many convertible instruments with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity, and many of the convertible instruments with such provisions will have to be bifurcated, with the conversion option separately accounted for as a derivative under SFAS 133. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  It will initially be applied by recording a cumulative-effect adjustment to opening retained earnings at the date of adoption for the effect on outstanding instruments. The adoption of EITF 07-5 will have a material impact on our consolidated financial position and results of operations and is discussed in Note 9 to the accompanying financial statements.

Quarterly Results

The following table sets forth our historical unaudited quarterly consolidated statement of operations data and certain non-GAAP financial measures beginning 2007. You should read this information together with our unaudited consolidated financial statements and the related notes appearing elsewhere in our filings. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarter Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008
	(in thousands, except page view and RPM data)
Revenues:
Advertising revenue	$ 2,884	$ 2,728	$ 2,165	$ 2,974	$ 3,013	$ 2,985	$ 3,539	$4,609
Answers services licensing	77	82	43	17	18	18	24	21
Subscriptions	425	—	—	—	—	—	—	—
	3,386	2,810	2,208	2,991	3,031	3,003	3,563	4,630
Costs and expenses:
Cost of revenue	1,144	1,320	1,179	1,247	1,393	1,416	945	887
Research and development	722	748	769	739	875	929	866	812
Sales and marketing	982	1,072	1,221	676	762	933	563	476
General and administrative	926	1,019	1,058	1,017	1,131	1,198	1,311	1,159
Write-off of the Brainboost Answers Engine	—	—	—	—	—	3,138	—	—
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	—	—	—	—	2,543	—	—	—

Total operating expenses	3,774	4,159	4,227	3,679	6,704	7,614	3,685	3,334

Operating loss	(388)	(1,349)	(2,019)	(688)	(3,673)	(4,611)	(131)	1,296
Interest income (expense), net	100	112	88	85	55	18	(43)	(86)
Other income (expense), net	(15)	4	—	—	(38)	(11)	11	57
Loss resulting from fair value adjustment of warrant to purchase units of Series B preferred stock and warrants	—	—	—	—	—	—	(2,056)	(3,131)

Loss before income taxes	(303)	(1,233)	(1,931)	(603)	(3,655)	(4,604)	(2,210)	(1,864)
Income tax benefit (expense), net	—	(14)	(19)	(15)	(11)	(15)	91	17

Net loss	$(303)	$(1,247)	$(1,950)	$(618)	$(3,667)	$(4,619)	$(2,119)	$(1,847)

Other Data:
Adjusted EBITDA(1)	$160	$(306)	$(727)	$180	$(181)	$(670)	$520	$1,950
Answers.com average daily page views	4,945,000	4,441,000	3,276,000	3,447,000	3,225,000	2,641,000	2,666,000	3,027.000
WikiAnswers.com average daily page views	293,000	440,000	639,000	1,152,000	1,885,000	2,318,000	3,094,000	4,350,000
Answers.com RPM	$6.22	$6.31	$6.17	$7.16	$6.23	$6.18	$6.44	$6.21
WikiAnswers.com RPM	$4.40	$4.42	$5.17	$6.64	$6.95	$7.11	$6.89	$7.19

(1)       We define Adjusted EBITDA as net earnings before interest, Loss Resulting from Fair Value Adjustment of Warrant to Purchase Units of Series B Preferred Stock and Warrants, taxes, depreciation, amortization, stock-based compensation, foreign currency exchange rate differences and certain non-recurring revenues and expenses.

We use Adjusted EBITDA as an additional measure of our overall performance for purposes of business decision-making, developing budgets and managing expenditures. It is useful because it removes the impact of our capital structure (interest expense and Loss Resulting from Fair Value Adjustment of Warrant to Purchase Units of Series B Preferred Stock and Warrants), asset base (amortization and depreciation), stock-based compensation expenses, taxes, foreign currency exchange rate differences and certain non-recurring revenues and expenses from our results of operations. We believe that the presentation of Adjusted EBITDA provides useful information to investors in their analysis of our results of operations for reasons similar to the reasons why we find it useful and because these measures enhance their overall understanding of the financial performance and prospects of our ongoing business operations. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods, and peer companies in our industry.

More specifically, we believe that removing these impacts is important for several reasons:

•
Amortization of Intangible Assets. Adjusted EBITDA disregards amortization of intangible assets and other specified costs resulting from acquisitions. Specifically, we exclude (a) amortization , and the write-off, of acquired technology from our acquisition of Brainboost Technology, LLC, or Brainboost, developer of the Brainboost Answer Engine in December 2005; and (b) amortization of intangible assets resulting from the acquisition of WikiAnswers.com and other related assets in November 2006. These acquisitions resulted in operating expenses that would not otherwise have been incurred. We believe that excluding these expenses is helpful to investors, due to the fact that they derive from prior acquisition decisions and are not necessarily indicative of future operating expenses. In addition, we believe that the amount of such expenses in any specific period may not directly correlate to the underlying performance of our core business operations. While we exclude the aforesaid expenses from Adjusted EBITDA we do not exclude revenues derived as a result  of such acquisitions. The revenue attributable to WikiAnswers.com in 2008 and 2007 was $7,524 thousand, and $1,302 thousand, respectively. The revenue attributable to our acquisition of the Brainboost technology was not quantifiable due to the nature of its integration.

•
Stock-based Compensation Expense. Adjusted EBITDA disregards expenses associated with stock-based compensation, a non-cash expense arising from the grant of stock-based awards to employees and directors. We believe that, because of the variety of equity awards used by companies, the varying methodologies for determining stock-based compensation expense, and the subjective assumptions involved in those determinations, excluding stock-based compensation from Adjusted EBITDA enhances the ability of management and investors to compare financial results over multiple periods.

•
Depreciation, Interest, Loss Resulting from Fair Value Adjustment of Warrant to Purchase Units of Series B Preferred Stock and Warrants, Taxes and foreign currency gains (losses). We believe that, excluding these items from the Adjusted EBITDA measure provides investors with additional information to measure our performance, by excluding potential differences caused by variations in capital structures (affecting interest expense), asset composition, and tax positions.

•
Terminated Lexico Acquisition and Follow-On Offering. Adjusted EBITDA disregards $2,543 thousand in costs associated with our terminated acquisition of Lexico and the cancellation of our follow-on offering. We believe that, excluding these costs provides investors with additional information to measure our core business performance, by excluding events that are of a non-recurring nature.

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

Adjusted EBITDA is not a measure of liquidity or financial performance under generally accepted accounting principles and should not be considered in isolation from, or as a substitute for, a measure of financial performance prepared in accordance with GAAP. Investors are cautioned of inherent limitations associated with the use of Adjusted EBITDA as an analytical tool. Some of these limitations are:

•	Non-GAAP financial measures are not based on a comprehensive set of accounting rules or principles;

•	Many of the adjustments to Adjusted EBITDA reflect the exclusion of items that are recurring and will be reflected in our financial results for the foreseeable future;

•	Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than us, thus limiting its usefulness as a comparative tool;

•	Adjusted EBITDA does not reflect the periodic costs of certain tangible and intangible assets used in generating revenues in our business;

•	Adjusted EBITDA does not reflect interest income from our investments in cash and investment securities;

•
Adjusted EBITDA does not reflect interest expense and other cost relating to financing our business, including Loss Resulting from Fair Value Adjustment of Warrant to Purchase Units of Series B Preferred Stock and Warrants;

•	Adjusted EBITDA does not reflect foreign currency gains and losses;

•	Adjusted EBITDA excludes taxes, which is an integral cost of doing business; and

•	Because Adjusted EBITDA does not include stock-based compensation, it does not reflect the cost of granting employees equity awards, a key factor in management’s ability to hire and retain employees.

We compensate for these limitations by providing specific information in the reconciliation of Adjusted EBITDA to the GAAP net loss, as follows:

	Quarter Ended
	Mar. 31, 2007	Jun. 30, 2007	Sep. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008

Net loss	$(303)	$(1,247)	$(1,950)	$(618)	$(3,667)	$(4,619)	$(2,119)	$(1,847)

Interest (income) expense, net	(100)	(112)	(88)	(85)	(55)	(18)	43	86
Foreign currency (gains) losses	15	(4)	—	—	38	11	(11)	(57)
Income tax (benefit) expense, net	—	14	19	15	11	15	(91)	(17)
Depreciation and amortization	448	444	464	442	448	383	250	248
Stock-based compensation	525	599	574	426	501	420	392	406
Write-off of the Brainboost Answers Engine	—	—	—	—	—	3,138	—	—
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	—	—	—	—	2,543	—	—	—
Loss resulting from fair value adjustment of warrant to purchase units of Series B preferred stock and warrants	—	—	—	—	—	—	2,056	3,131
Cost related to August 2007 layoff	—	—	254	—	—	—	—	—
Subscription revenue from lifetime subscriptions	(425)	—	—	—	—	—	—	—

Adjusted EBITDA	$160	$(306)	$(727)	$180	$(181)	$(670)	$520	$1,950

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following are the consolidated financial statements and exhibits of Answers Corporation and its consolidated subsidiary, which are filed as part of this Annual Report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Answers Corporation:

We have audited the accompanying consolidated balance sheets of Answers Corporation and Subsidiary (collectively referred to as “the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Answers Corporation and Subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with US generally accepted accounting principles.

As discussed in Note 2(o) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No.157, Fair Value Measurements, as of January 1, 2008, for fair value measurements of all financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

/s/ Somekh Chaikin
________________

Somekh Chaikin
Certified Public Accountants (Israel)
A member firm of KPMG International

Jerusalem, Israel
March 9, 2009

Answers Corporation and Subsidiary
Consolidated Balance Sheets (in thousands except share and per share data)

	December 31	December 31
	2008	2007
	$	$
Assets

Current assets:
Cash and cash equivalents	11,739	6,778
Investment securities	-	700
Accounts receivable	1,680	1,448
Prepaid expenses and other current assets	818	487
Total current assets	14,237	9,413

Long-term deposits (restricted)	257	196

Deposits in respect of employee severance obligations	1,337	1,232

Property and equipment, net	1,234	1,012

Other assets:
Intangible assets, net	994	4,766
Goodwill	437	437
Prepaid expenses, long-term, and other assets	220	275
Deferred charges (Lexico acquisition and public offering)	-	1,267
Total other assets	1,651	6,745

Total assets	18,716	18,598

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	537	968
Accrued expenses	751	1,045
Accrued compensation	628	551
Warrant to purchase units of Series B preferred stock and warrants	8,698	-
Capital lease obligation – current portion	78	-
Deferred revenues	16	16
Total current liabilities	10,708	2,580

Long-term liabilities:
Liability in respect of employee severance obligations	1,534	1,233
Capital lease obligation, net of current portion	106	-
Deferred tax liability, long-term	26	14
Total long-term liabilities	1,666	1,247

Commitments and contingencies

Series A convertible preferred stock: $0.01 par value; stated value of $100 per share; aggregate redemption amount and liquidation preference of $6,000,000; 6% cumulative annual dividend; 60,000 shares authorized, 60,000 and 0 shares issued and outstanding as of December 31, 2008 and 2007, respectively	624	-

Stockholders' equity:
Preferred stock: $0.01 par value; 940,000 shares authorized, none issued	-	-
Common stock: $0.001 par value; 100,000,000 and 30,000,000 shares authorized; 7,870,538 and 7,859,890 shares issued and outstanding as of December 31, 2008 and 2007, respectively	8	8
Additional paid-in capital	77,091	73,893
Accumulated other comprehensive loss	(28)	(28)
Accumulated deficit	(71,353)	(59,102)
Total stockholders' equity	5,718	14,771

Total liabilities and stockholders' equity	18,716	18,598

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary
Consolidated Statements of Operations (in thousands except share and per share data)

	Year ended December 31
	2008	2007
	$	$

Revenues:
Advertising revenue	14,146	10,751
Answers service licensing	81	219
Subscriptions	-	425
	14,227	11,395

Costs and expenses:
Cost of revenue	4,641	4,890
Research and development	3,482	2,978
Sales, marketing and community development	2,734	3,951
General and administrative	4,799	4,020
Write-off of the Brainboost Answer Engine	3,138	-
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	2,543	-

Total operating expenses	21,337	15,839

Operating loss	(7,110)	(4,444)

Interest income (expense), net	(55)	385
Other income (expense), net	19	(11)
Loss resulting from fair value adjustment of warrant to purchase units of Series B preferred stock and warrants	(5,187)	-

Loss before income taxes	(12,333)	(4,070)

Income tax benefit (expense), net	82	(48)

Net loss	(12,251)	(4,118)

Basic and diluted net loss per common share	(1.65)	(0.52)

Weighted average number of shares used in computing basic and diluted net loss per common share	7,863,917	7,847,610

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Loss (in thousands except common stock data)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity	Comprehensive loss
	Shares	Amount ($)	$	$	$	$	$

Balance as of December 31, 2006	7,809,394	7,809	71,599	(31)	(54,984)	16,592

Issuance of common stock in connection with exercise of vested stock options	50,496	51	171	-	-	171	-
Stock-based compensation to employees and directors	-	-	2,123	-	-	2,123	-
Unrealized gain on securities	-	-	-	3	-	3	3
Net loss for year	-	-	-	-	(4,118)	(4,118)	(4,118)
Comprehensive loss							(4,115)

Balance as of December 31, 2007	7,859,890	7,860	73,893	(28)	(59,102)	14,771

Issuance of common stock in connection with exercise of vested stock options	10,648	11	10	-	-	10	-
Stock-based compensation to employees and directors	-	-	1,719	-	-	1,719	-
Dividends on preferred stock, $3.30 per share	-	-	(198)	-	-	(198)	-
Discount to temporary equity resulting from beneficial conversion feature in the Redpoint Financing	-	-	1,768	-	-	1,768	-
Discount to temporary equity resulting from the issuance of the Series A Warrants in the Redpoint Financing	-	-	464	-	-	464	-
Amortization of discounts resulting from Redpoint Financing	-	-	(518)	-	-	(518)	-
Stock registration cost	-	-	(47)	-	-	(47)	-
Net loss for year	-	-	-	-	(12,251)	(12,251)	(12,251)
Comprehensive loss							(12,251)

Balance as of December 31, 2008	7,870,538	7,871	77,091	(28)	(71,353)	5,718

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary
Consolidated Statements of Cash Flows (in thousands)

	Years ended December 31
	2008	2007
	$	$
Cash flows from operating activities:
Net loss	(12,251)	(4,118)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,329	1,797
Deposits in respect of employee severance obligations	(105)	(376)
Loss on disposal of property and equipment	7	3
Increase in liability in respect of employee severance obligations	304	394
Deferred income taxes	12	14
Stock-based compensation to employees and directors	1,719	2,123
Write-off of the Brainboost Answers Engine	3,138	-
Write-off of amounts paid in prior periods, relating to the terminated Lexico acquisition and abandoned follow on offering	663	-
Fair value adjustment of warrant to purchase units of Series B preferred stock and warrants	5,187	-
Loss (gains) from foreign exchange rate forward contracts	10	(86)
Exchange rate losses	10	5
Changes in operating assets and liabilities:
Increase in accounts receivable, and prepaid expenses and other current assets	(212)	(185)
Decrease in prepaid expenses, long-term, and other assets	39	87
(Decrease) increase in accounts payable	(214)	601
Increase (decrease) in accrued expenses and accrued compensation	65	(457)
Increase (decrease) in deferred revenues	-	(449)
Net cash used in operating activities	(299)	(647)

Cash flows from investing activities:
Capital expenditures	(558)	(570)
(Increase) decrease in long-term deposits (restricted)	(60)	22
Deferred charges relating to planned acquisition	-	(437)
Purchases of investment securities	-	(5,467)
Proceeds from sales of investment securities	700	8,872
Net cash provided by investing activities	82	2,420

Cash flows from financing activities:
Repayment of capital lease obligation	(55)	-
Stock registration cost	(47)	(225)
Redpoint financing, net of $620 thousand issuance cost	5,380	-
Dividends paid	(92)	-
Exercise of common stock options and warrants	10	171
Net cash provided by (used in) financing activities	5,196	(54)

Effect of exchange rate changes on cash and cash equivalents	(18)	83
Net increase in cash and cash equivalents	4,961	1,802

Cash and cash equivalents at beginning of year	6,778	4,976

Cash and cash equivalents at end of year	11,739	6,778

Supplemental disclosures of cash flow information:
Income taxes paid	-	8

Non-cash investing activities:
Acquisition of assets through capital lease obligation	239	-
Capital expenditures on account	127	-
Deferred charges relating to proposed acquisition	-	125
Unrealized net gain from securities	-	(3)
Non-cash financing activities:
Deferred charges relating to proposed acquisition	-	480
Discounts from the Redpoint financing	2,232	-
Amortizations of discounts from the Redpoint financing	(518)	-
Dividends paid in kind	(106)	-

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

As of December 31, 2008, approximately $576,000 of the Company’s net assets were located outside of the United States.

The Company provides answer-based search services to users primarily through its websites, Answers.com and WikiAnswers.com.

On June 16, 2008, the Company raised $6,000,000, before related fees and costs, in a private placement offering. See Note 9 for further details.

In the first quarter of 2008, the Company’s planned acquisition of Lexico Publishing Group LLC and the related planned offering of securities were terminated due to unfavorable market conditions. As a result, the Company recorded a charge to its statement of operations, amounting to $2.54 million (see Note 14 (g)).

In an effort to improve monetization, in the fourth quarter of 2006, the Company began marketing directly to advertisers and generating additional advertising revenue. However, at the end of the second quarter of 2008, the Company decided to abandon that effort, and by the end of the third quarter of 2008, the direct sales staff left the Company. In connection with the winding down of this effort, the Company paid $90,000 of termination fees for terminating certain related service contracts and employment agreements.

In the second quarter of 2008, the Company abandoned its use of the Brainboost Answer Engine and recorded a charge in the amount of $3,138,000 (see Note 7).

Note 2 - Summary of Significant Accounting Policies

(a)              Basis of Presentation

The accompanying consolidated financial statements include the accounts of Answers Corporation and its Subsidiary and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 2 - Summary of Significant Accounting Policies (cont’d)

(c)              Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting periods. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions. Actual results could differ from those estimates.

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

(e)              Accounts Receivable

Accounts receivable are recorded when earned and do not bear interest. If necessary, the Company records an allowance for doubtful accounts to reflect the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. As of the balance sheet dates such allowance was not significant.

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

The majority of the Company’s advertising revenue has been obtained through the efforts of third party ad networks and has not been the result of direct contracts with advertisers. The third party ad networks are obligated to pay the Company a portion of the revenues they receive from advertisers, as compensation for the Company’s sale of promotional space on its Internet properties. Amounts received from such third parties are reflected as revenue in the period in which such advertising services are provided.

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

The Company earned advertising revenue from its two web properties, as follows (in thousands):

	Year ended December 31
	2008	2007
	$	$
Advertising revenue

Answers.com	6,622	9,449
WikiAnswers	7,524	1,302
	14,146	10,751

(h)              Research and Development

The Company capitalizes certain internal use software and website development costs in accordance with FASB Statement No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” and SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” Costs incurred during the years 2008 and 2007 for the development of internal use software were not material.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

Through December 31, 2006, due to the lack of adequate history of its own stock volatility, the Company estimated its own expected stock volatility based on the historical stock volatility of three other comparable publicly held companies. During 2007, as the Company accumulated its own volatility history over longer periods of time, the Company’s assumptions about its stock price volatility were based on a rate that was derived by taking into consideration the volatility rates of the aforesaid comparable publicly held companies as well as its own historical volatility rates. Beginning in 2008, the Company estimates its expected stock volatility based on its own historical stock volatility rates.

Valuation Assumptions for Stock Options

The fair value for each stock option granted to employees and directors during the years ended December 31, 2008 and 2007, was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following average assumptions:

	Year ended December 31
	2008	2007

Expected risk-free interest rate	2.80%	4.57%
Expected life (in years)	4.08	4.08
Expected volatility	84.66%	49.52%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The expected life represents the average period of time that options granted are expected to be outstanding. The expected life of the options granted to employees and directors during 2008 and 2007, is calculated based on the Simplified Method as allowed under Staff Accounting Bulletin (SAB) No. 107, giving consideration to the contractual term of the options and their vesting schedules.

In December 2007, the SEC published Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 by extending the usage of the Simplified Method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), ”Share-Based Payment”. SAB No. 110 was declared effective on January 1, 2008, and allows companies, which do not have sufficient historical experience, to provide a reasonable estimate to continue use of the Simplified Method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. Accordingly, the Company will continue to use the Simplified Method until there is sufficient historical experience to provide a reasonable estimate of expected term. SAB No. 110 was effective for the Company on January 1, 2008.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

As of January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

(k)              Impairment of Property and Equipment, Goodwill and Intangible Assets

The Company. evaluates its long-lived tangible and intangible assets for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, with the annual impairment testing date set at September 30, and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.

(l)              Net Loss per Share Data

Basic and diluted net loss per common share is presented in conformity with SFAS No. 128, "Earnings per Share" and computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net loss per share is the same as basic net loss per share as the inclusion of the Company’s outstanding common stock equivalents would be anti-dilutive.

The table below presents the computation of basic and diluted net loss per common share:

	Year ended December 31
	2008	2007
	$ (in thousands, except share and per share data)

Net loss	(12,251)	(4,118)

Series A Convertible Preferred Stock dividends	(198)	-
Amortization of Series A Convertible Preferred Stock discounts	(518)	-

Net loss attributable to common shares	(12,967)	(4,118)

Weighted average number of shares used in computing basic and diluted net loss per common share	7,863,917	7,847,610

Basic and diluted net loss per common share	(1.65)	(0.52)

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 2 - Summary of Significant Accounting Policies (cont’d)

(m)              Comprehensive Loss and Accumulated Other Comprehensive Loss

Comprehensive loss as defined includes all changes in equity during a period from non-owner sources, and net loss. Accumulated other comprehensive loss, consists of cumulative net unrealized gains and losses on available-for-sale securities, net of tax, and the cumulative foreign currency translation adjustment.

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

During 2008 and 2007, the Subsidiary entered into several forward and option contracts to hedge certain foreign currency denominated expenses. These derivatives were not designated as hedging instruments under the rules of SFAS 133 and therefore the net gains (losses) are recognized in earnings as they occur. Such gains (losses) are included in operating expenses as follows (in thousands):

	Year ended December 31
	2008	2007
	$	$

Cost of revenue	(1)	9
Research and development	(5)	31
Sales, marketing and community development	-	24
General and administrative	(4)	22

	(10)	86

(o)                Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 157, “Fair Value Measurements” (SFAS 157), for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements (see Note 10). FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157”, delays the effective date of Statement 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis

On January 1, 2009, the Company will be required to apply the provisions of SFAS 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company does not believe the adoption of these provisions of SFAS 157 will have any impact on its consolidated financial position, results of operations or cash flows.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active”, which was effective immediately. FSP FAS 157-3 clarifies the application of Statement 157 in cases where the market for a financial instrument is not active and provides an example to illustrate key considerations in determining fair value in those circumstances. The Company has considered the guidance provided by FSP FAS 157-3 in its determination of estimated fair values during 2008.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 2 - Summary of Significant Accounting Policies (cont’d)

(p)              Recently Issued Accounting Standards

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 161, "Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133" (SFAS 161). SFAS 161 gives financial statement users better information about the reporting entity's hedges by providing for qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in their hedged positions. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those years. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement 142. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact, if any, of adopting FSP FAS 142-3 on its financial position and results of operations.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1(FSP APB 14-1), “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)”. FSP APB 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash when converted to account for the debt and equity components separately. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 and must be applied retrospectively to all periods presented. The adoption of FSP APB 14-1 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2008, the FASB ratified the consensus of EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.  EITF 07-5 responded to practice questions about whether an instrument or embedded feature is indexed to the reporting company’s own stock by establishing a framework for the determinations and by nullifying some previous requirements. The adoption of EITF 07-5’s requirements will affect issuers’ accounting for warrants and many convertible instruments with provisions that protect holders from declines in the stock price (“down-round” provisions). Warrants with such provisions will no longer be recorded in equity, and many of the convertible instruments with such provisions will have to be “bifurcated,” with the conversion option separately accounted for as a derivative under SFAS 133. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  It will initially be applied by recording a cumulative-effect adjustment to opening retained earnings at the date of adoption for the effect on outstanding instruments. The adoption of EITF 07-5 will have a material impact on the Company’s consolidated financial position and results of operations (see Note 9).

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3 - Cash and Cash Equivalents

Cash and cash equivalents consist of the following (in thousands):

	2008	2007
	$	$
In US dollars
Cash	218	1,915
Cash equivalents (Money market funds)	10,948	4,575
In New Israeli Shekels (cash only)	573	288

	11,739	6,778

Note 4 – Investment Securities

As of December 31, 2007, the Company’s investment securities consisted of corporate bonds, certificates of deposit and auction rate securities. As of December 31, 2008, the Company held no investment securities.

Note 5 - Long-term Deposits (Restricted)

Long-term deposits are comprised of a restricted deposit with a bank to secure a bank guarantee and other long-term deposits with vendors and credit card companies. The aforesaid deposit with a bank bears interest at the London Inter-Bank Bid Rate (LIBID) less 0.7% (0.25% as of December 31, 2008) and automatically renews on a monthly basis. The other long-term deposits bear interest at rates of up to 2.3%.

Note 6 - Property and Equipment, Net

Property and equipment as of December 31, 2008 and 2007 consisted of the following (in thousands):

	2008	2007
	$	$

Computer equipment(1)	2,965	2,266
Furniture and fixtures	177	186
Leasehold improvements	175	175

	3,317	2,627

Less: accumulated depreciation and amortization(1)	(2,083)	(1,615)

	1,234	1,012

(1)	Includes leased equipment of $239,000, less accumulated depreciation of $58,000 as of December 31, 2008 ($0 as of December 31, 2007)

As of December 31, 2008 and 2007, approximately $338,000 and $510,000 of the aggregate value of the Company’s net book value of property and equipment, respectively, were located in Israel.

During the years 2008 and 2007, the Company recorded $695,000, and $553,000 of depreciation expense, respectively.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7 – Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008			December 31, 2007
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
	$	$	$	$	$	$
Brainboost Answer Engine Technology	-	-	-	5,355	(1,860)	3,495

WikiAnswers (formerly FAQ-Farm)
Technology	30	(13)	17	30	(7)	23
Q&A Database	207	(189)	18	207	(134)	73
Domain Names	1,068	(231)	837	1,068	(125)	943
Covenant Not to Compete	280	(202)	78	280	(109)	171

Domain name	80	(36)	44	80	(28)	52

Capitalized software development costs (see Note 2(h))	98	(98)	-	98	(89)	9

	1,763	(769)	994	7,118	(2,352)	4,766

During the years 2008 and 2007, the Company recorded $634,000 and $1,244,000 of amortization expenses of intangible assets, respectively. Additionally, in 2008 the Company wrote off the net book value of the Brainboost Answer Engine as of May 25, 2008, of $3,138,000.

Amortization of Intangible Assets, Net, in each of the succeeding five years is estimated as follows (in thousands):

Year ending December 31	$

2009	216
2010	121
2011	120
2012	115
2013	115

687

The Company evaluates its long-lived intangible assets for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, with the annual impairment testing date set at September 30, and in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the years ended December 31, 2008 and 2007, no impairments of long-lived assets have occurred.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7 – Intangible Assets, Net (cont’d)

(a)              Brainboost Answer Engine

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

In the second quarter of 2008, the Company decided to focus its efforts in the realm of questions-and-answers, solely on user-generated, questions-and-answers, and effectively abandoned its use of the BAE. This decision was implemented on May 25, 2008, when changes were made to Answers.com, virtually eliminating the use of the BAE. Additionally, the Company no longer has any staff assigned to this project, has no plans to reinstate the use of the BAE and considers it to have no further service potential.

As a result of the Company’s decision to effectively abandon its use of the BAE, the net book value of the BAE as of May 25, 2008, in the amount of $3,138,000, was written-off, and the resulting charge is included in the Company’s operating expenses for the year ended December 31, 2008.

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

Following this acquisition, through September 2007, the sole shareholder of Interesting.com Inc. (the “Selling Shareholder”) was employed by the Company. Furthermore, the Selling Shareholder provided the Company with a Non-Competition Covenant, pursuant to which he undertakes not to compete, directly or indirectly, with the Company. Specifically, the Selling Shareholder agreed not to compete with the Company’s business in the areas of (i) collaborative questions and answers websites, (ii) "wiki" community websites, and/or (iii) any websites targeting the collection and editing of information through user-generated content for a period of (A) 3 years for the area described in the foregoing (i) and (B) 1 year for the areas described in the foregoing (ii) - (iii). The Selling Shareholder further agreed not to interfere with the Company’s business and to refrain from approaching, contacting, or soliciting the Company’s users in connection with any purpose related to the above-mentioned non-compete areas.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7 – Intangible Assets, Net (cont’d)

(b)              WikiAnswers (formerly FAQ-Farm) (cont’d)

All assets related to WikiAnswers, except for the Goodwill, are being amortized over their estimated useful lives as follows: Technology – 5 years; Database of questions and answers – 3 years (accelerated); Domain Names – 10 years; CNC – 3 years. Technology and Database of questions and answers are being amortized to cost of revenue, Domain Names and CNC to general and administrative. In 2008, the Company recorded $61 thousand and $200 thousand of such amortization to cost of revenue and general and administrative expenses, respectively (2007 - $120 thousand and $200 thousand, respectively). The Goodwill, although not amortized for accounting purposes, is deductible for tax purposes over a fifteen year period.

Note 8 – Deposits and Liability in Respect of Employee Severance Obligations

Under Israeli law, employers are required to make severance payments to dismissed employees and employees leaving employment in certain other circumstances, based on the latest monthly salary multiplied by the number of years of employment as of the date of dismissal. As of December 31, 2008, this liability is covered by payments of premiums to insurance companies under approved plans and by a provision in these financial statements. The Deposits in respect of employee severance obligations as stated on the balance sheets as of December 31, 2008 and 2007 represent contributions to managers’ insurance policies and are stated at their current redemption value.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9 – Redpoint Financing

On June 16, 2008 (the “Redpoint Closing Date”), pursuant to a private placement of the Company’s securities, Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively, “Redpoint”) purchased $6,000,000 of the Company’s Series A Convertible Preferred Stock, initially convertible into 1,333,333 shares of common stock at a conversion price of $4.50 per share, and Common Stock Purchase Warrants exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share (“Series A Warrants”). The conversion price of the Series A Convertible Preferred Stock and the exercise price of the Series A Warrants, are subject to certain adjustments, should the Company sell or grant any option to purchase or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of common stock at any effective price per share that is less than the original conversion and the exercise prices (the “Down-Round Protection”).

Redpoint also received a warrant, exercisable until June 16, 2009, to purchase units of up to $7 million of Series B Convertible Preferred Stock (70,000 shares) and Common Stock Purchase Warrants exercisable for 636,364 shares of common stock (“Series B Warrants”). The Series B Convertible Preferred Stock is initially convertible into 1,272,727 shares of common stock at a conversion price of $5.50 per share. The Series B Warrants have an exercise price of $6.05 per share. After deducting placement agent fees and legal expenses, the Company’s net proceeds from the private placement were approximately $5,380,000. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Series A Warrants and the Series B Warrants are collectively referred to as the “Redpoint Securities”. The warrant to purchase units of Series B Convertible Preferred Stock and Series B Warrants is referred to as the “Series B Unit Warrant”.

The Series A Convertible Preferred Stock has the rights and preferences set forth in the Company’s Certificate of Designations, which amended the Company’s Amended and Restated Certificate of Incorporation as of its date of filing on June 16, 2008 (see Note 11). The Series B Convertible Preferred Stock, if purchased by Redpoint pursuant to its Series B Unit Warrant, will have similar rights and preferences as the Series A Convertible Preferred Stock.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9 – Redpoint Financing (cont’d)

Accounting

The $6,000,000 of proceeds from the Redpoint Financing were first allocated to the Series B Unit Warrant, which was classified as a current liability, based on its fair value, and the residual amount was allocated among the Series A Convertible Preferred Stock and the Series A Warrants based on their relative fair values, all in accordance with the guidance in SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and EITF 00-19, ”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Series A Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in EITF D-98, “Classification and Measurement of Redeemable Securities”, and the Series A Warrants have been classified in permanent equity.

In recording the effects of the transaction, the Company allocated the consideration from the purchase of the Redpoint Securities as follows (in thousands):

	Series A Convertible Preferred Stock	Series A Warrants	Series B Unit Warrant	Total
	$	$	$	$

Allocated amount	1,972	517	3,511	6,000
Less: Transaction costs	(204)	(53)	(363)	(620)

	1,768	464	3,148	5,380

Transaction costs were allocated on a pro rata basis, based on the amounts allocated to each of the components of the transaction. Transaction costs relating to the Series A Convertible Preferred Stock and Series A Warrants have been reflected as a reduction of the proceeds from the issuance of such instruments. Transaction costs relating to the Series B Unit Warrant have been deferred and are being amortized to interest expense over one year, which is the life of the warrant.

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

Series A Warrants

The relative fair value of the Series A Warrants, as explained above, has been recorded and classified as additional paid-in capital in permanent equity, as described above, with a corresponding discount to the Series A Convertible Preferred Stock. Such discount is amortized to paid-in capital through the earliest redemption date of the stock, which is six years after the date of issuance. As of December 31, 2008, approximately $41,000 of such discount has been amortized.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9 – Redpoint Financing (cont’d)

Series B Unit Warrant

The Series B Unit Warrant has been recorded as a liability, with a corresponding discount to the Series A Convertible Preferred Stock.  Such discount is amortized against additional paid-in capital through the earliest redemption date of the stock, which is six years after the date of issuance. As of December 31, 2008, approximately $317,000 of such discount has been amortized.

The Series B Unit Warrant is revalued at each reporting date. The Company assessed the value of the Series B Unit Warrant as of December 31, 2008, as compared to its fair value at the Redpoint Closing Date. The change in the amount of $5,187,000 has been included in the 2008 statement of operations as loss resulting from fair value adjustment of warrant to purchase units of Series B preferred stock and warrants.

Beneficial Conversion Feature

The effective conversion rate of the Series A Convertible Preferred Stock, after allocation of the proceeds as described above, as compared to the fair market value of the Company’s common stock on the date of issuance, represents an additional beneficial conversion value. Thus, the Company recorded an additional discount to the Series A Convertible Preferred Stock, with a corresponding increase in additional paid-in capital, of $1,768,000, reducing the Series A Convertible Preferred Stock to zero. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the aforesaid discount is amortized to additional paid-in capital over six years from the date of issuance, the earliest redemption date of the stock. As of December 31, 2008, approximately $160,000 of such discount has been amortized.

There are additional features of the Series A Convertible Preferred Stock which represent contingent beneficial conversion features, to be reevaluated in the future. In the event that the facts and circumstances indicate that a contingency is removed, at that point the beneficial conversion feature, if any, will be recorded.

Dividends

The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum whether or not dividends have been declared by the Company’s Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends.  Dividends are paid quarterly. Any unpaid dividends are reflected as an increase in the stated value of the Series A Convertible Preferred Stock with a corresponding decrease in the additional paid-in capital.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9 – Redpoint Financing (cont’d)

EITF 07-5

As a result of the adoption of EITF 07-5, effective January 1, 2009, and due to the Down-Round Protection of the Series A Warrants as described above, such warrants are to be separately accounted for as a derivative under SFAS 133 and will no longer be recorded in equity but rather as a liability.

EITF 07-5 will be initially applied by recording a cumulative-effect adjustment to opening retained earnings as of January 1, 2009, for the effect of accounting for the Series A Warrants as a liability. The following table summarizes the Redpoint allocation had the Company been subject to the provisions of EITF 07-5 at the Redpoint Closing Date (in thousands):

	Series A Convertible Preferred Stock	Series A Warrants	Series B Unit Warrant	Total
	$	$	$	$

Allocated amount	661	1,828	3,511	6,000
Less: Transaction costs	(69)	(188)	(363)	(620)

	592	1,640	3,148	5,380

On January 1, 2009, the Company will record a cumulative effect of change in accounting principle as reflected in the following table (in thousands):

	December 31, 2008	Effect of Adoption of EITF 07-5	January 1, 2009
	$	$	$

Additional paid-in capital	77,091	(1,657)(1)	78,748
Accumulated deficit	(71,353)	(1,730)(2)	(73,271)
		(188)(3)
Long-term liability – Series A Warrants	-	3,558 (4)	3,558
Series A convertible preferred stock	624	17 (5)	641

		-

(1)	Reflects the re-allocation of the Series A Warrants from equity to liabilities and the reduction of the discount relating to the Beneficial Conversion Feature.
(2)	Reflects the cumulative change in the fair value of the Series A Warrants between June 16, 2008 and December 31, 2008
(3)	Reflects the deferred charges attributable to the Series A Warrants that would have been expensed at the Redpoint Closing Date
(4)	Reflects the fair value of the Series A Warrants as of December 31, 2008
(5)	Reflects the increased amortization due to change in discounts.

At each reporting date subsequent to January 1, 2009, the Series A Warrants will be revalued and any changes in its fair value will be included in the statement of operations.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10 – Fair Value Measurements

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

The Company measures its cash equivalents, foreign currency derivative contracts and warrant to purchase units of Series B preferred stock and warrant, at fair value. In accordance with SFAS 157, the Company’s cash equivalents and foreign currency derivative contracts are classified within Level 1 or Level 2. This is because the cash equivalents and foreign currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The warrant to purchase units of Series B preferred stock and warrants is classified within Level 3 because it is valued using a combination of Monte-Carlo simulation and Black-Scholes model. Some of the inputs to this valuation are unobservable in the market and are significant, including, redemption behavior estimates (including likelihood of forced conversion, and timing of liquidation event if such event transpires) and expected volatility of the Company’s stock price.

Assets and liabilities measured at fair value are summarized below (in thousands):

		Fair value measurement at reporting date using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$	$	$	$
Assets
Cash Equivalents (Money Market Funds)	10,948	10,948	-	-
Foreign currency derivative contracts	26	-	26	-
Total Assets	10,974	10,948	26	-

Liabilities
Warrant to purchase units of Series B preferred stock and warrants	8,698	-	-	8,698

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10 – Fair Value Measurements (cont’d)

The following table presents the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157, as of December 31, 2008 (in thousands):

Level 3
$

Balance at December 31, 2007	-

Initial valuation of warrant to purchase units of Series B preferred stock and warrants on June 16, 2008	3,511
Loss included in statement of operations, resulting from the change in fair value between June 16, 2008 and December 31, 2008	5,187

Balance at December 31, 2008	8,698

Note 11 - Series A Convertible Preferred Stock (Redeemable)

The following table summarizes the changes in the Series A Convertible Preferred Stock that took place between the Redpoint Closing Date and December 31, 2008 (in thousands):

$

Gross proceeds	6,000

Issuance costs	(204)
Discount resulting from the issuance of the Series A Warrants	(517)
Discount resulting from the issuance of the Series B Unit Warrant	(3,511)
Discount resulting from the Beneficial Conversion Feature	(1,768)

-

Amortizations of discounts from the Redpoint Closing Date through December 31, 2008	518
Dividends paid in kind	106

624

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11 - Series A Convertible Preferred Stock (Redeemable) (cont’d)

As a result of the Redpoint Financing (see Note 9), the Company’s Amended and Restated Certificate of Incorporation has been amended to provide for the issuance of up to 60,000 shares of Series A Convertible Preferred Stock with a stated value of $100 per share (the “Stated Value”) pursuant to the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock filed with the State of Delaware on June 16, 2008 (the “Certificate of Designations”).

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

Voting Rights

The Series A Convertible Preferred Stock shall vote on an as converted basis with the Company’s common stock.  So long as any shares of Series A Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the shares of the Series A Convertible Preferred Stock then outstanding (each holder of Series A Convertible Preferred Stock, a “Holder” and collectively, the “Holders”), (a) alter or change adversely the powers, preferences or rights given to the Series A Convertible Preferred Stock or alter or amend the Certificate of Designations (whether by merger, consolidation or otherwise), (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation senior to or otherwise pari passu with the Series A Convertible Preferred Stock, except for any series of Preferred Stock issued to the Holders, (c) amend its certificate of incorporation or other charter documents (whether by merger, consolidation or otherwise) so as to affect adversely any rights of the Holders, (d) increase or decrease the authorized number of shares of Series A Convertible Preferred Stock, or (e) enter into any agreement with respect to the foregoing.

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

Conversion at Option of Holder

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11 - Series A Convertible Preferred Stock (Redeemable) (cont’d)

Mandatory Conversion

Beginning December 16, 2009, provided certain conditions are satisfied, if the closing price of the Common Stock equals an average of $13.50 (subject to adjustment for stock splits, reclassifications, combinations and similar adjustments) per share for the 45 consecutive trading days immediately prior to the Automatic Conversion Notice Date (as defined below), and average daily volume of the Common Stock on The Nasdaq Capital Market averages at least $1,000,000 during such measurement period, unless the Holder is prohibited from converting the Series A Convertible Preferred Stock pursuant to certain limitations set forth in the Certificate of Designations, the Company shall have the right to deliver a notice to the Holder (an Automatic Conversion Notice), to convert any portion of the shares of Series A Convertible Preferred Stock then held by the holder into shares of Common Stock at the then-effective Conversion Price.

Redemption

At anytime on or after June 16, 2014, upon written request by the majority of the Holders, the Company shall redeem all or any portion of the then outstanding Series A Convertible Preferred Stock, for an amount in cash equal to the sum of (i) 100% of the aggregate Stated Value then outstanding and (ii) accrued but unpaid dividends (to the extent not already included in Stated Value) and (iii) all liquidated damages and other amounts due in respect of the Series A Convertible Preferred Stock. There are no amounts redeemable within five years following December 31, 2008.

Subsequent Equity Sales

If the Company, at any time while Series A Convertible Preferred Stock is outstanding, shall sell or grant any option to purchase or otherwise dispose of or issue any Common Stock or Common Stock equivalents entitling any person to acquire shares of Common Stock, at an effective price per share less than the then effective Conversion Price, then, the Conversion Price shall be adjusted on a broad weighted average basis, as defined in the Redpoint Financing agreement.

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

Note 12 – Stockholders’ Equity

Common Stock

During 2008, the Company issued a total of 10,648 shares of common stock due to the exercise of 10,648 outstanding stock options, for total consideration of approximately $10,000.

During 2007, the Company issued a total of 50,496 shares of common stock due to the exercise of 50,496 outstanding stock options, for a total consideration of approximately $171,000.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12 – Stockholders’ Equity (cont’d)

Stock Warrants

As of December 31, 2008, there were 1,157,763 outstanding stock warrants with a weighted average exercise price of $16.21.

Additionally, in connection with the Redpoint Financing (see Note 9), the Company issued to Redpoint Series A Warrants, exercisable for 666,667 shares of common stock at an exercise price of $4.95 per warrant, and a warrant to purchase units of up to $7 million of Series B Convertible Preferred Stock and Common Stock Purchase Warrants. The Series B Convertible Preferred Stock, if purchased, will be initially convertible into 1,272,727 shares of common stock at a conversion price of $5.50 per share. The Series B Warrants, if purchased, will be exercisable for 636,364 shares of common stock at an exercise price of $6.05 per share.

All issued and outstanding warrants are exercisable immediately. No warrants were exercised during 2008.

Stock Compensation Plans

The Company provides for direct grants or sales of common stock, and common stock options to employees and non-employees through the following: the 1999 Stock Option Plan (the 1999 Plan), the 2000 Stock Option Plan (the 2000 Plan) and the 2003 Stock Option Plan (the 2003 Plan) (thereafter collectively “Prior Option Plans”), the 2004 Stock Option Plan (the 2004 Plan) and the 2005 Incentive Compensation Plan (the 2005 Plan). In addition, prior to 2005, the Company had granted stock options outside of its stock options plans, to certain individuals and entities. As of December 31, 2008, 35,651 options were issued and outstanding outside of the Company’s stock option plans.

The 2005 Plan was approved by the Company’s stockholders in July 2005, following the earlier adoption by the Company’s board of directors. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards to officers, directors, employees, consultants and other persons who provide services to the Company. The total number of Company shares of common stock allowed for under the 2005 Plan was set at 850,000, upon its adoption, and was increased by 250,000 on June 21, 2006, and by additional 250,000 on September 9, 2008, following the approval of the Company’s stockholders.

Under all of the Company’s option plans, options generally vest 25%, with respect to the number granted, upon the first anniversary date of the option grant, and the remainder vest in equal monthly installments over the 36 months thereafter. Vested options are exercisable immediately. The Company issues new shares upon share option exercises.

The options generally expire between six to ten years after grant date. Except for grants to certain executives, employee options are generally forfeited, if not exercised, within three months of termination of employment or service to the Company.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12 – Stockholders’ Equity (cont’d)

Stock Options

During 2008, the Company granted a total of 280,450 stock options under its 2005 Plan and 149,900 stock options under its 2004 Plan.

The following table summarizes the Company’s stock option activity during 2008:

	Number of stock options	Weighted average exercise price

Balance as of December 31, 2007	2,067,243	$10.61

Granted	430,350	4.31
Exercised	(10,648)	0.93
Forfeited	(384,810)	13.95

Outstanding as of December 31, 2008	2,102,135	$8.75

The weighted average fair value of options granted during 2008 and 2007, was $2.71 and $5.20, respectively. The aggregate intrinsic value of options exercised during 2008 and 2007, was approximately $36,000, and $390,000, respectively, at the date of exercise.

As of December 31, 2008, 267,863 and 156,788 options were available for grant under the 2005 Plan and the 2004 Plan, respectively. All Prior Option Plans are closed for future grants.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12 – Stockholders’ Equity (cont’d)

Stock Options (cont’d)

The following table summarizes information about stock options outstanding as of December 31, 2008:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.69 – 5.00	377,495	4.79	$3.26	139,895	3.56	$3.54
5.06 – 9.71	788,407	4.98	6.09	562,745	4.50	5.99
10.54 – 14.49	807,533	3.61	12.77	527,944	3.50	12.92
15.35 – 16.93	128,700	6.47	15.97	112,167	6.47	15.99

December 31, 2008	2,102,135	4.51	$8.75	1,342,751	4.17	$9.30

The aggregate intrinsic value of stock options outstanding as of December 31, 2008, was approximately $2,581,000 of which approximately $1,374,000 relates to vested awards. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date.

The total fair value of stock options that vested during 2008 amounts to $1,719,000 and was recorded as stock-based compensation expense.

As of December 31, 2008, there was $2,756,000 of unrecognized compensation cost, net of estimated forfeitures of $10,000, related to nonvested stock options granted under the Company’s various stock option plans. That cost is expected to be recognized as follows (in thousands):

Year ending December 31	$

2009	1,406
2010	753
2011	403
2012	194

2,756

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13 - Income Taxes

The components of income (loss) before income taxes were (in thousands):

	Years ended December 31
	2008	2007
	$	$

U.S.	(13,954)	(4,971)
Non-U.S.	1,621	901

	(12,333)	(4,070)

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in thousands):

	Current	Deferred	Total
	$	$	$
Year ended December 31, 2008:
U.S.	-	12	12
Non-U.S.	(94)	-	(94)

	(94)	12	(82)

Year ended December 31, 2007:
U.S.	-	14	14
Non-U.S.	34	-	34

	34	14	48

The income tax expense (benefit) for the years ended December 31, 2008 and 2007, differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following (in thousands):

	Years ended December 31
	2008	2007
	$	$

Computed “expected” tax benefit	(4,193)	(1,384)
Effect of State and Local taxes	(320)	(142)
Income tax rate adjustment for State & Local taxes	49	152
Foreign tax rate differential	(113)	(45)
Tax benefit of “Approved Enterprise”/“Beneficiary Enterprise” tax holiday	(532)	(228)
Change in valuation allowance	1,474	1,233
Non-deductible expenses	2,754	640
Adjustment to prior year’s NOL's and other items	799	(178)

Actual income tax expense (benefit)	(82)	48

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13 - Income Taxes (cont’d)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below (in thousands):

	Years ended December 31
	2008	2007
	$	$
Deferred tax assets:
Miscellaneous accrued expenses	143	205
Intangible assets	165	197
Fixed Assets	27	-
Deferred stock compensation	327	217
Foreign capital loss carryforwards	191	215
Other	4	-
Net operating loss	22,957	21,577

Total gross deferred tax assets	23,814	22,391

Less: Valuation allowance	(23,814)	(22,363)

Net deferred tax asset	-	28

Deferred tax liabilities:
Property and equipment	-	(28)
Goodwill	(26)	(14)

Total gross deferred tax liabilities	(26)	(42)

Net deferred tax liability	(26)	(14)

Because of the Company's lack of earnings history, as of December 31, 2008 and 2007, the deferred tax assets have been offset by a valuation allowance. The net change in the total valuation allowance for the years ended December 31, 2008 and 2007, was an increase of $1,451 and $1,241 thousand, respectively.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13 - Income Taxes (cont’d)

The Company had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $59 million at December 31, 2008. The federal NOLs will expire if not utilized on various dates from 2019 through 2028. Section 382 of the Internal Revenue Code of 1986 generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. The Company estimates at least two significant changes of ownership, as defined under Section 382 of the Internal Revenue Code of 1986, have occurred, that would trigger the limitations. The first took place in September 1999 in connection with the Preferred Stock Class C issuance and the second took place in October 2004 with respect to the Initial Public Offering. Based on current estimates and assumptions, an annual limitation is imposed on the ability of the Company to use $32 million of its NOL carryforwards. The Company's best estimate at this time is that the annual limitation on the use of $32 million of the Company's NOLs is approximately $1.8 million per year. Any unused portion of the $1.8 million annual limitation applicable to the Company's restricted NOLs is available for use in future years until such NOLs are scheduled to expire. The Company has not yet determined if and to what extent subsequent changes in ownership beyond October 2004 have triggered further limitations on its ability to use its remaining $27 million of NOLs.  The Subsidiary has capital loss carryforwards of approximately $775,000, which can be applied to future capital gains for an unlimited period of time under current tax rules.

During the year 2000, the Subsidiary was granted "Approved Enterprise" status under the Israeli Law for the Encouragement of Capital Investments - 1959 (the “Investment Law”) under the "alternative benefits" path. As an "Approved Enterprise" the Subsidiary is entitled to receive future tax benefits, which are limited to a period of ten years from the first year that taxable income is generated from the approved assets. In addition, the benefits must be utilized within: the earlier of 12 years of the year of implementation (as defined) of the investment program or 14 years of the year that approval is granted. The Subsidiary began claiming benefits in the 2000 tax year. The effect of the tax holiday on the basic and diluted loss per share is $0.06 and $0.03, for the years ended December 31, 2008 and 2007, respectively.

Under its "Approved Enterprise" status, income arising from the Subsidiary's approved activities is subject to zero tax under the "alternative benefit” path for a period of ten years. In the event of distributions by the Subsidiary to the Parent, the Subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received. Should the Subsidiary derive income from sources other than the Approved Enterprise during the relevant period of benefits, such income would be taxable in Israel at the tax rate in effect at that time (27% being the rate in effect during 2008).

As of December 31, 2008, the Company has not provided for deferred income taxes on the undistributed earnings of approximately $3.7 million of its Subsidiary since these earnings are intended to be reinvested indefinitely. A deferred tax liability will be recognized when the Company no longer demonstrates that it plans to permanently reinvest the undistributed earnings. It is impracticable at this time to determine the amount of additional taxes payable when these earnings are remitted.

During 2003, the Subsidiary filed a completion report on its first investment program. Final approval of the program was received from the Investment Center in March 2004. In December 2006, the Subsidiary filed a completion report on its second (expansion) investment program and final approval of the program was received from the Investment Center in October 2008. Under its Approved Enterprise status, the Subsidiary must maintain certain conditions. Failure to comply with the conditions of the Approved Enterprise status could cause the Subsidiary to lose previously accumulated tax benefits.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13 - Income Taxes (cont’d)

On April 1, 2005, amendment No. 60 to the Investment Law came into effect (the “Amendment") and has changed several provisions of the Investment Law, mainly in respect of the "alternative benefits" track. The Amendment sets forth the scope of enterprises which may qualify as a “Beneficiary Enterprise” - under the Amendment, the designation is “Beneficiary Enterprise” rather than “Approved Enterprise” - by setting forth criteria for qualification of a company. Additionally, the Amendment enacted that companies operating under the "alternative benefits" track no longer require Investment Center approval in order to qualify for tax benefits. Instead, this position will be incorporated as part of the regular tax audits of the Israeli Tax Authorities (the “ITA”).

Under the Amendment, the year in which a company elects to commence its tax benefits is designated as the year of election (“Year of Election”). A company may choose its Year of Election by notifying the ITA in its annual tax return or within twelve months after the end of the Year of Election, whichever is earlier, or by requesting a pre-ruling from the ITA no later than six months after the end of the Year of Election. However, the Investment Law provides that terms and benefits included in any letter of approval which was granted prior to the effective date of the Amendment, will remain subject to the provisions of the law as they were on the date of such approval. Therefore, the Subsidiary’s existing Approved Enterprise status will generally not be subject to the provisions of the Amendment, while in order to receive further benefits, the Subsidiary will have to meet the Amendment's requirements. The Company intends to elect 2008 as its Year of Election for its second expansion under the Amendment to the Investment Law.

As of the balance sheet dates, the Subsidiary believes that it is in compliance with both, the conditions of the Approved Enterprise and Beneficiary Enterprise programs.

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

The Company does not expect the amount of unrecognized tax benefits to change significantly within the next twelve months. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

$

Balance at January 1, 2007	180

Additions based upon tax positions related to the current year	64
Additions for tax positions of prior years	19

Balance at December 31, 2007	263

Reductions for tax positions of prior years	(263)

Balance at December 31, 2008	-

Of the total unrecognized tax benefits at December 31, 2007, approximately $114 thousand, if recognized, would have impacted the effective tax rate in 2007.

The Parent and its Subsidiary, collectively, file income tax returns in the U.S. federal jurisdiction, various state & local and foreign jurisdictions. The Parent is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2005 and state & local income tax examinations for years prior to 2006. The Subsidiary is no longer subject to foreign income tax examinations by tax authorities for years prior to 2007.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14 - Commitments and Contingencies

(a)	Future minimum lease payments under non-cancelable operating leases for office space and cars, as of December 31, 2008, are as follows (in thousands):

Year ending December 31	$

2009	463
2010	298
2011	22

783

Rental expense for operating leases for the years ended December 31, 2008, and 2007 was approximately $610,000, and $501,000, respectively.

(b)	Future minimum lease payments under non-cancelable capital leases for computer equipment, as of December 31, 2008, are as follows (in thousands):

	Principal	Interest
Year ending December 31	$

2009	78	8
2010	82	3
2011	24	1

	184	12

(c)
A bank guarantee given to the Subsidiary’s landlord, is secured by a lien on some of the Subsidiary’s bank deposits. As of December 31, 2008, such deposits amounted to $529,000, including a restricted long-term deposit of $139,000 (see Note 5).

(d)
In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and investor relations arrangements. As of December 31, 2008, the total future commitments under these arrangements amount to approximately $525,000.

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
(Continued)

Note 14 - Commitments and Contingencies (cont’d)

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

On July 17, 2007, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission which was declared effective on August 6, 2007. The registration statement, which will expire on the second anniversary of its effective date, covers up to an aggregate of $140,000,000 of common stock, preferred stock, warrants, debt securities, units or any combination thereof. The Company filed various prospectus supplements for a proposed public offering, the latest of which was filed on February 8, 2008. On February 13, 2008, the Company canceled its proposed public offering due to unfavorable market conditions.

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

In addition to the payments to Lexico and the senior notes investor, aggregating $925,000, the Company incurred approximately $1,270,000 and $348,000 of costs, including legal, accounting, banking, consulting and travel costs, in 2007 and in the first quarter of 2008, respectively, in connection with the proposed acquisition of Lexico and follow-on offering. The payments to Lexico, to the senior notes investor, and the additional costs, collectively $2,543,000, are included in the operating expenses on the Company’s statement of operations for the year ended December 31, 2008.

(h)
In connection with the Redpoint Financing the Company entered into a registration rights agreement with Redpoint, pursuant to which the Company agreed to register with the SEC for resale the common stock underlying the Redpoint Securities. In connection with the registration rights agreement, the Company agreed to pay a penalty of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price of $6,000,000, as partial liquidated damages, for certain default events and subject to certain circumstances (see Note 9).

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 15 – Interest Income (Expense), Net

Interest expense, net, in 2008 is comprised of the amortization of the transaction costs relating to the Series B Unit Warrant in the amount of $196,000 (see Note 9), and $7,000 of interest expenses paid in connection with assets acquired under several capital lease agreements. Such amounts have been reduced by interest income earned from cash and cash equivalents and investment securities in the amount of $148,000.

Interest income, net, in 2007 is comprised almost entirely of interest income earned from cash and cash equivalents and investment securities.

Note 16 – Other Income (Expense), Net

Other income (expense), net, is comprised of foreign currency exchange gains and losses.

Note 17 – Risks and Uncertainties

(a)
Practically all of the Company's advertising revenue is generated through the efforts of third party ad networks (the “Monetization Partners”). In 2008 and 2007, the Company earned approximately 82% and 68% of its advertising revenue, respectively, through one of its Monetization Partners, Google Inc.

(b)
Search engines serve as origination Web properties for users in search of information, and the Company’s Websites’ topic pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. Thus, in addition to the ads the Company receives through Google, its traffic is mostly driven by search engine traffic, mostly from the Google search engine. According to the Company’s internal estimates, in 2008 and 2007, search engine traffic represented approximately 82% and 78% of traffic, respectively. Search engines, at any time and for any reason, could change their algorithms that direct queries to the Company’s Web properties or could restrict the flow of users visiting the Company’s Web properties specifically. In fact, on occasion, the Company’s Web properties have experienced decreases in traffic, and consequently in revenue, due to these search engine actions. The Company cannot guarantee that it will successfully react to these actions in the future and recover lost traffic. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, or a restriction on the flow of users visiting the Company’s Web properties from search engines, could cause a significant decrease in traffic and revenues.

(c)
A significant portion of the Company’s expenses are denominated in NIS. The Company expects this level of NIS expenses to continue for the foreseeable future. In 2008 and 2007, the average value of the dollar declined 12.7% and 7.8%, respectively, as compared to its value in the years immediately preceding such years. If the value of the U.S. dollar further weakens against the value of NIS, there will be a negative impact on the Company’s operating costs. In addition, to the extent the Company holds monetary assets and liabilities that are denominated in currencies other than the U.S. dollar, the Company will be subject to the risk of exchange rate fluctuations. The Company uses various hedging tools, including forward contracts and options, to lessen the effect of currency fluctuations on its results of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, as of December 31, 2008. Based on their evaluation, our principal executive and principal financial officers have concluded that, as of December 31, 2008, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our executive officers and directors as of December 31, 2008:

Name	Age	Position

Executive Officers

Robert S. Rosenschein	55	Chief Executive Officer, President and Chairman of the Board
Steven Steinberg	48	Chief Financial Officer
Jeff Schneiderman	45	Chief Technical Officer
Bruce D. Smith	47	Chief Strategic Officer
Caleb A. Chill	34	Vice President, General Counsel and Corporate Secretary

Directors

Mark A. Tebbe .	48	Vice Chairman and Lead Director
Edward G. Sim	37	Director
Yehuda Sternlicht	54	Director
Mark B. Segall	46	Director
Lawrence S. Kramer	58	Director
W. Allen Beasley	41	Director

Robert S. Rosenschein has been Chairman of our Board and President since he founded Answers Corporation in December 1998. From December 1998 to April 2000 and since May 2001, Mr. Rosenschein has served as our Chief Executive Officer. From 1988  to 1997, Mr. Rosenschein was Chief Executive Officer of Accent Software International Ltd. (formerly Kivun), a company that developed multi-lingual software tools, and from 1997 to 1998, he was the Chief Technical Officer of Accent. Previously, he worked for Data General, American Management Systems and the World Bank. Mr. Rosenschein graduated with a B.Sc. in Computer Science from the Massachusetts Institute of Technology in 1976 and received the Prime Minister of Israel’s Award for Software Achievement in 1997.

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

Bruce D. Smith has been our Chief Strategic Officer since June 2007. From July 2005 to June 2007, Mr. Smith was our Vice President of Investor Relations and Strategic Development. In 2008 Mr. Smith assumed the additional role of leader of the WikiAnswers Community Development Team. Prior to joining Answers, he was a Managing Director at Archery Capital, a New York based investment firm from July 1999 to July 2005. From June 1998 to July 1999, he was a sell side analyst at Jefferies & Company, where he was responsible for coverage of the Internet industry as well as individual companies. From November 1995 to March 1998, Mr. Smith maintained coverage of the Internet industry at Merrill Lynch & Co. From April 1994 to October 1995, he was a Security Analyst at Morgan Stanley Asset Management, a division of Morgan Stanley & Co. Mr. Smith graduated with a B.B.A., Magna Cum Laude, from Bernard M. Baruch College, City University of New York. He is a Chartered Financial Analyst and member of the New York Society of Security Analysts.

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

Mark A. Tebbe has served as a director since December 1998 and as Vice Chairman and Lead Director since April 2007. Mr. Tebbe currently serves as the chairman of our Nominating/Corporate Governance Committee and as a member of our Compensation Committee. Since February 2002, Mr. Tebbe has been Chairman of Techra Networks LLC, a technology-oriented consulting firm. From August 1984 to January 2002, Mr. Tebbe served as Chairman of Lante Corporation, a technology consulting firm he founded. Mr. Tebbe is also a board member of SBI Group, Elexos Corp. and Selective Search, Inc. and several non-profit and civic organizations. Mr. Tebbe graduated with a B.S. in Computer Science from the University of Illinois at Urbana/Champaign.

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

Mark B. Segall has served as a director since December 2004 and currently serves as the chairman of our Finance Committee and as a member of our Audit Committee. Mr. Segall has been the Senior Managing Director of Kidron Corporate Advisors, LLC, a New York based mergers and acquisitions corporate advisory boutique serving emerging growth companies primarily in the technology, consumer goods and financial services sectors, which he founded in 2003. He is also a founder and managing member of Kidron’s private equity fund, Kidron Opportunity Fund I, LLC. From 2001 to 2003, Mr. Segall was the Co-Chief Executive Officer of Investec, Inc., the U.S. investment banking operations of the Investec Group, a South African based specialist bank. From 1996 to 1999, he was a partner at the law firm of Kramer, Levin, Naftalis & Frankel LLP, specializing in cross-border mergers and acquisitions and capital markets activities and between 1991 and 1995 he was an associate at the same firm. Mr. Segall  currently serves as a director of Integrated Asset Management plc, an alternative asset management company, and Ronson Europe N.V., a Polish residential real estate development company. Mr. Segall graduated with an A.B. from Colombia University and a J.D. from New York University Law School.

Lawrence S. Kramer has served as a director since May 2005 and currently serves as a member of our Financing Committee and our Nominating/Corporate Governance Committee. Mr. Kramer has been a senior advisor to Polaris Venture Partners since July 2007. From November 2006 until May 2007, he was an advisor to CBS. From March 2005 to November 2006, he served as the first President of CBS Digital Media. From October 1997 to January 2005, Mr. Kramer was the Chairman and CEO of MarketWatch, Inc., a media company he founded. From February 1994 to October 1997, he served as Vice President of News, Sports and Marketing at Data Broadcasting Corporation. In 2008, Mr. Kramer became a board member of Discovery Communications Inc. (NASDAQ: DISCA). In September 2007, he became a director of Xinhua Finance Media (NASDAQ: XFML) and in July 2007, Mr. Kramer became a board member of CreditCards.com, Inc., an online credit card marketplace. Mr. Kramer has been awarded a National Press Club Award, Gerald E. Loeb Award and Associated Press Awards for reporting. Mr. Kramer graduated with a B.S. in Journalism and Political Science from Syracuse University and an M.B.A. from Harvard University and has been a Guest Lecturer at the Harvard Business School for 10 years.

W. Allen Beasley has served as a director since June 2008 and currently serves as a member of our Compensation Committee and our Nominating/Corporate Governance Committee. Since October 1999, Mr. Beasley has been a partner with Redpoint Ventures. From June 1998 to September 1999, Mr. Beasley was an associate with IVP. Before joining IVP, Allen worked in marketing and product management for Ipsilon Networks, a developer of IP switching technology founded in 1994 and acquired by Nokia in 1997. Mr. Beasley focuses on infrastructure and media investments and currently serves on the Boards of Directors of Airplay, Buzznet and Obopay. Mr. Beasley holds a B.A. in Economics from Stanford University and an M.B.A. from the Stanford Graduate School of Business.

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

Class	Term	Members

Class I	Expires at our annual meeting in 2011	Mark A. Tebbe and Lawrence S. Kramer
Class II	Expires at our annual meeting in 2009	Edward G. Sim
Class III	Expires at our annual meeting in 2010	Robert S. Rosenschein, Yehuda Sternlicht and Mark B. Segall

W. Allen Beasley, the director designee of the holders of a majority of the Company’s outstanding Series A Convertible Preferred Stock, is not a member of a class.  Mr. Beasley’s term as a director will expire at the 2009 annual meeting of stockholders at which time he will be nominated to be reelected as a director provided that the holders of a majority of the Company’s outstanding Series A Convertible Preferred Stock meet certain ownership requirements as set forth in the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock.

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

Compensation Committee.  In May 2004, we established a Compensation Committee of the board of directors. The Compensation Committee consists of Mr. Sim, Chairman, Mr.  Tebbe and Mr. Beasley, each of whom is an independent director under the current definition promulgated by NASDAQ. The Compensation Committee reviews and approves our salary and benefits policies, including the compensation of executive officers. The Compensation Committee also administers our stock option plans and recommends and approves grants of stock options under such plans.

Nominating/Corporate Governance Committee.  In May 2004, we established a Nominating/Corporate Governance Committee of the board of directors. The Nominating/Corporate Governance Committee consists of Mr. Tebbe, Chairman, Mr. Kramer and Mr. Beasley, each of whom is an independent director under the current definition promulgated by NASDAQ. The purpose of the Nominating/Corporate Governance Committee is to select, or recommend for our entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of our board. The committee’s duties, which are specified in our Nominating/Corporate Governance Committee Charter, include, but are not limited to:

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

Financing Committee.  In July 2005, we established a Financing Committee of the board of directors. The Financing Committee consists of Mr. Segall, Chairman, Mr. Sternlicht and Mr. Kramer, each of whom is an independent director under the current definition promulgated by NASDAQ. The purpose of the Financing Committee is to review and discuss with management financing opportunities, to evaluate the business merits of all potential mergers and acquisitions and to provide the board of directors with a recommendation as to the terms and conditions of any extraordinary transactions, in consultation with the management team, legal advisors and financial consultants.

Meetings of the Board of Directors and its Committees

During the year ended December 31, 2008, our board of directors held 11 meetings; our Audit Committee held 6 meetings; our Compensation Committee held 5 meetings; and our Nominations / Corporate Governance Committee held 2 meetings.

During the year ended December 31, 2008, no director attended fewer than 75% of the aggregate of the total number of meetings of our board of directors (held during the period for which he was a director) and the total number of meetings held by all committees of our board of directors on which he served (held during the period that he served), with the exception of Lawrence S. Kramer who was absent from one of the two meetings held by the Nominations / Corporate Governance Committee in 2008.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or Compensation Committee of any entity which has one or more executive officers serving as a member of our board of directors or Compensation Committee. No member of our Compensation Committee during fiscal year 2008 was an officer or employee of our company.

Code of Ethics

In May 2004, we adopted a Code of Ethics and Business Conduct that applies to all of our executive officers, directors and employees. The Code of Ethics and Business Conduct codifies the business and ethical principles that govern all aspects of our business. A copy of the Code of Ethics and Business Conduct may be found on our website at http://ir.answers.com.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of such forms received, we believe that during 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

Bonuses.  A component of each executive officer’s potential annual compensation may take the form of a performance-based bonus. Contractually, our Chief Executive Officer is entitled to an annual bonus, to be determined at the discretion of our board of directors or the Compensation Committee, based on the CEO's performance in light of corporate goals and objectives. Bonus payments to officers other than the Chief Executive Officer are determined by the Board of Directors, by recommendation of the Compensation Committee and in consultation with the Chief Executive Officer, based on our financial performance. The achievement of an officer’s individual performance objectives may also be factored into decisions affecting bonus levels.

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

Based on our compensation philosophy, a substantial portion of our compensation rewards long-term performance of our company and promotes executive retention. This is delivered to our executives through stock options granted upon their initial hire and through ongoing annual option grants. Similar to base salary increases, option grants are also granted to address promotions and significant changes in responsibility. Although the expenses of stock options affect our financial statements negatively, we continue to believe that this is a strong element of compensation that focuses the employees on financial and operational performance to create value for the long-term. Stock option awards are “time based". In order to provide an incentive for continued employment, stock options granted under our stock option plans generally vest 25% upon completion of 12 months of service and 1/36 per month thereafter, and generally expire six or ten years from the date of the grant. This provides a reasonable time frame to align the executive officer compensation with the appreciation of our stock price while managing potential dilution effectively.

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

In addition, we make contributions on behalf of our Israeli employees, including all of our Israeli named executive officers, in accordance with their employment agreements, to a fund known as a continued education fund (Keren Hishtalmut). We contribute an amount equal to 7.5% of the employee’s salary and deduct 2.5% of the employee’s salary. Our contributions to the continuing education fund are only up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time, which ceiling was 15,712 NIS monthly as of December 31, 2008.

Option Grant Practice

The Compensation Committee has delegated the authority to make initial option grants to new non-executive employees (within an approved range) to executive management. During 2008, initial option grants that were within executive management’s approved range were granted quarterly, on March 27, June 30, September 29 and December 29. According to our practice, we execute the grants on the 27th of the last month of each calendar quarter. If the 27th of the last month of a quarter falls on a Friday, Saturday or Sunday (or a holiday), the meeting approving the grant is postponed to the following non-holiday Monday. Options are granted at 100% of the closing sales price of our stock on the last market trading date prior to the grant date.

We did not have any initial hire grants that were above executive management’s approved range. In the event such a case was to occur in the future, such grants would be approved by the Compensation Committee with the exercise price being the closing sale price on the last market trading day prior to the grant date. For annual option grants to all employees, the Compensation Committee must review and submit its approval. It is the Board of Directors’ practice to approve the Compensation Committee’s option grants. In 2008, these grants were made on July 14, 2008 and September 9, 2008.

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

Tax and Accounting Considerations

Compliance with Internal Revenue Code Section 162(m).  Section 162(m) of the Internal Revenue Code of 1986, as amended, restricts deductibility of executive compensation paid to our Chief Executive Officer and each of the three other most highly compensated executive officers holding office at the end of any year (except for our Chief Financial Officer) to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under Section 162(m) or related regulations. The Compensation Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. Income related to stock options granted under our 1999 Stock Option Plan, the 2000 Stock Plan, the 2003 Stock Plan, the 2004 Stock Plan and the 2005 Incentive Compensation Plan generally qualify for an exemption from these restrictions imposed by Section 162(m). In the future, the Compensation Committee will continue to evaluate the advisability of qualifying its executive compensation for full deductibility, inparticular in light of the recent IRS Revenue Ruling 2008-13.

Accounting for Stock-Based Compensation.  On January 1, 2006, we began accounting for stock-based payments including our stock option program in accordance with the requirements of FASB Statement 123(R).

Employment Contracts

Robert S. Rosenschein

Robert S. Rosenschein is employed as our President and Chief Executive Officer pursuant to an employment agreement that commenced on January 1, 2002 and was amended and restated as of January 8, 2004 and further amended on November 27, 2006, November 6, 2007 and July 30, 2008. Mr. Rosenschein’s annual base salary was set at $263,544 from January 1, 2008 until February 28, 2008, and adjusted to 954,000 NIS (New Israeli Shekel) commencing March 1, 2008 (the equivalent of $250,920 based on the US Dollar — Israeli NIS exchange rate recorded by the Bank of Israel on December 31, 2008). According to his amended agreement, Mr. Rosenschein’s annual base salary is subject to a 10% annual increase and he is eligible to receive an annual bonus based on his performance and as approved by our board of directors in its sole discretion. Either party may voluntarily terminate the employment agreement by providing no less than ninety days’ prior written notice.

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

A table describing the payments that would have been due to Mr. Rosenschein under his employment agreement had Mr. Rosenschein’s employment with us been terminated at the end of 2008 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment — Robert S. Rosenschein,” below.

Steven Steinberg

Steven Steinberg is employed as our Chief Financial Officer pursuant to an employment agreement that commenced on April 1, 2004 and was amended on November 6, 2007. The agreement will remain in effect indefinitely unless it is terminated earlier by the parties. Mr. Steinberg’s annual base salary was set at $157,920 from January 1, 2008 until February 28, 2008, and adjusted to 664,800 NIS commencing March 1, 2008 (the equivalent of $174,855 based on the US Dollar — Israeli NIS exchange rate recorded by the Bank of Israel on December 31, 2008). Either party may terminate the employment agreement without cause at any time upon three months notice.

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

A table describing the payments that would have been due to Mr. Steinberg under his employment agreement had Mr. Steinberg’s employment with us been terminated at the end of 2008 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment — Steve Steinberg,” below.

Jeff Schneiderman

Jeff Schneiderman is employed as our Chief Technical Officer pursuant to an employment agreement that commenced on April 1, 2004 and was amended on November 6, 2007. The agreement will remain in effect indefinitely unless it is terminated earlier by the parties. Mr. Schneiderman’s annual base salary was set at $157,920 from January 1, 2008 until February 28, 2008, and adjusted to $664,800 NIS commencing March 1, 2008 (the equivalent of $174,855 based on the US Dollar — Israeli NIS exchange rate recorded by the Bank of Israel on December 31, 2008). Either party may terminate the employment agreement without cause at any time upon three months notice.

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

A table describing the payments that would have been due to Mr. Schneiderman under his employment agreement had Mr. Schneiderman’s employment with us been terminated at the end of 2008 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment — Jeff Schneiderman,” below.

Bruce D. Smith

Bruce D. Smith is employed as our Chief Strategic Officer pursuant to an employment agreement that commenced on July 27, 2005 and was amended on November 6, 2007. Mr. Smith’s annual base salary was set at $216,000 from January 1, 2008 until August 31, 2008, and adjusted to $237,600 commencing September 1, 2008. In addition to his base salary, Mr. Smith is eligible to receive an annual bonus as determined by the Compensation Committee in consultation with the Chief Executive Officer based on certain stated performance goals. Either party may terminate the employment agreement without cause at any time upon three months written notice.

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

A table describing the payments that would have been due to Mr. Smith under his employment agreement had Mr. Smith’s employment with us been terminated at the end of 2008 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment — Bruce D. Smith,” below.

Potential Payments and Benefits upon Termination of Employment

This section sets forth in tabular form quantitative disclosure regarding estimated payments and other benefits that would have been received by certain executive officers if their employment had been terminated on December 31, 2008 (the last business day of the fiscal year).

For a narrative description of the severance and change in control arrangements in the employment agreements of the executive officers, see “Employment Agreements” above.

The amounts referenced in the tables below have been converted from New Israeli Shekels foreign currency, or NIS, based on the US Dollar — Israeli NIS exchange rate recorded by the Bank of Israel on December 31, 2008.

Robert S. Rosenschein

The following table describes the potential payments and benefits upon employment termination for Robert S. Rosenschein, our Chairman and Chief Executive Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2008 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below:

Payments and Benefits	Involuntary Termination(1)	Termination at Will(2)	Death or Disability(3)	Cause(4)	Termination following a Change of Control(5)
Manager’s insurance(6)	$98,381	$98,381	$98,381	$98,381	$98,381
Contractual severance	—	—	$120,410	—	—
Statutory severance(7)	$205,758	$205,758	$205,758	$205,758	$205,758
Vacation(8)	$32,218	$32,218	$32,218	$32,218	$32,218
Continuing education fund(9)	$36,766	$36,766	$36,766	$36,766	$36,766
Advance notice(10)	$60,205	$60,205	—	—	$60,205

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

(6)
Payments to Managers’ Insurance, a benefit customarily given to executives in Israel, though given by us to all our employees in Israel, amount to up to 15.83% of Mr. Rosenschein’s base salary, consisting of 8.33% for payments made to a fund to secure payment of statutory severance obligations, 5% towards pension and up to 2.5% for disability. The Manager’s Insurance fund amounts reflected in the table represent only the 5% towards pension. These amounts do not include (i) the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2008, which funds are reflected in the table under the “Statutory Severance” heading, and (ii) payments for disability.

(7)
Pursuant to Israeli law, employees terminated other than “for cause” receive statutory severance in the amount of one month’s base salary for each year of work, according to their salary rate at the date of termination (see footnote 6 above).

(8)
As of December 31, 2008, Mr. Rosenschein was entitled to 29 annual vacation days. A maximum of 20 days of unused paid vacation days may be carried over from year to year by Mr. Rosenschein. At the end of each calendar year, all unused vacation days in excess of 20, are automatically forfeited.

(9)
Pursuant to Mr. Rosenschein’s employment agreement, we must contribute an amount equal to 7.5% of Mr. Rosenschein’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. We make these deposits on a monthly basis. At December 31, 2008, the ceiling then in effect was NIS 15,712 (approximately $4,130). According to Israeli law, Mr. Rosenschein is entitled to redeem his continuing education fund once every six years, independent of his status of employment with us and he has discretion over the type of fund in which the deposits are invested. The amount set forth in the table reflects the total sum we deposited on behalf of Mr. Rosenschein since the beginning of his employment with us.

(10)
Pursuant to Mr. Rosenschein’s employment agreement, he may voluntarily terminate his employment with us upon no less than ninety days’ prior written notice, for any reason. We shall have the right to require Mr. Rosenschein to continue working during any notice period.

Steven Steinberg

The following table describes the potential payments and benefits upon employment termination for Steven Steinberg, our Chief Financial Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2008 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below:

Payments and Benefits	Termination(1)	Termination at Will(2)	Death or Disability(3)	Cause(4)	Termination following a Change of Control(5)
Manager’s insurance(6)	$50,550	$50,550	$50,550	$50,550	$50,550
Contractual severance(7)	—	—	$41,110	—	—
Statutory severance(8)	$83,105	$83,105	$83,105	$83,105	$83,105
Vacation(9)	$10,370	$10,370	$10,370	$10,370	$10,370
Continuing education fund(10)	$22,527	$22,527	$22,527	$22,527	$22,527
Advance notice(11)	$41,110	$41,110	—	—	$54,813

(1)	According to Mr. Steinberg’s employment agreement, we may terminate his employment without cause, at any time, upon three months notice.

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

(6)
Payments to Managers’ Insurance, a benefit customarily given to executives in Israel, though given by us to all our employees, amount to up to 15.83% of Mr. Steinberg’s base salary, consisting of 8.33% for payments made to a fund to secure payment of statutory severance obligations, 5% towards pension and up to 2.5% for disability. The Manager’s Insurance fund amounts reflected in the table represent only the 5% towards pension. These amounts do not include (i) the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2008, which funds are reflected in the table under the “Statutory Severance” heading, and (ii) payments for disability.

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

(9)
As of December 31, 2008, Mr. Steinberg was entitled to 13.67 annual vacation days. A maximum of 20 days of unused paid vacation days may be carried over from year to year by Mr. Steinberg. At the end of each calendar year, all unused vacation days in excess of 20, are automatically forfeited.

(10)
Pursuant to Mr. Steinberg’s employment agreement, we must contribute an amount equal to 7.5% of Mr. Steinberg’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. We make these deposits on a monthly basis. At December 31, 2008, the ceiling then in effect was NIS 15,712 (approximately $4,130). According to Israeli law, Mr. Steinberg is entitled to redeem his continuing education fund once every six years, independent of his status of employment with us and he has discretion over the type of fund in which the deposits are invested. The amount set forth in the table reflects the total sum we deposited on behalf of Mr. Steinberg since the beginning of his employment with us.

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

Jeff Schneiderman

The following table describes the potential payments and benefits upon employment termination for Jeff Schneiderman, our Chief Technical Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2008 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below:

Payments and Benefits	Termination(1)	Termination at Will(2)	Death or Disability(3)	Cause(4)	Termination following a Change of Control(5)
Manager’s insurance(6)	$80,463	$80,463	$80,463	$80,463	$80,463
Contractual severance(7)	—	—	$41,157	—	—
Statutory severance(8)	$138,751	$138,751	$138,751	$138,751	$138,751
Vacation(9)	$14,430	$14,430	$14,430	$14,430	$14,430
Continuing education fund(10)	$36,766	$36,766	$36,766	$36,766	$36,766
Advance notice(11)	$41,157	$41,157	—	—	$54,876

(1)	According to Mr. Schneiderman’s employment agreement, we may terminate his employment without cause upon three months notice.

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

(6)
Payments to Managers’ Insurance, a benefit customarily given to executives in Israel, though given by us to all our employees, amount to up to 15.83% of Mr. Schneiderman’s base salary, consisting of 8.33% for payments made to a fund to secure payment of statutory severance obligations, 5% towards pension and up to 2.5% for disability. The Manager’s Insurance fund amounts reflected in the table represent only the 5% towards pension. These amounts do not include the (i) 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2008, which funds are reflected in the table under the “Statutory Severance” heading, and (ii) payments for disability.

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

(9)
As of December 31, 2008, Mr. Schneiderman was entitled to 19 annual vacation days. A maximum of 20 days of unused paid vacation days may be carried over from year to year by Mr. Schneiderman. At the end of each calendar year, all unused vacation days in excess of 20, are automatically forfeited.

(10)
Pursuant to Mr. Schneiderman’s employment agreement, we must contribute an amount equal to 7.5% of Mr. Schneiderman’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. We make these deposits on a monthly basis. At December 31, 2008, the ceiling then in effect was NIS 15,712 (approximately $4,130). According to Israeli law, Mr. Schneiderman is entitled to redeem his continuing education fund once every six years, independent of his status of employment with us and he has discretion over the type of fund in which the deposits are invested. The amount set forth in the table reflects the total sum we deposited on behalf of Mr. Schneiderman since the beginning of his employment with us.

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

Bruce D. Smith

The following table describes the potential payments and benefits upon employment termination for Bruce D. Smith, our Chief Strategic Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2008 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below:

Payments and Benefits	Termination(1)	Termination at Will(2)	Death or Disability(3)	Cause(4)	Termination following a Change of Control(5)
401(k)(6)	$20,720	$20,720	$20,720	$20,720	$20,720
Vacation(7)	$14,962	$14,962	$14,962	$14,962	$14,962
Advance notice(8)	$54,000	$54,000	—	—	$54,000

(1)	According to Mr. Smith’s employment agreement, we may terminate his employment without cause, at any time, upon three months notice.

(2)	According to Mr. Smith’s employment agreement, he may terminate his employment, at any time, upon three months notice.

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

(7)
As of December 31, 2008, Mr. Smith was entitled to 13.65 annual vacation days. A maximum of 20 days of unused paid vacation days may be carried over from year to year by Mr. Smith. At the end of each calendar year, all unused vacation days in excess of 20, are automatically forfeited.

(8)
Pursuant to Mr. Smith’s employment agreement, he may voluntarily terminate his employment with us upon no less than ninety days’ prior written notice, for any reason. We shall have the right to require Mr. Smith to continue working during any notice period.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, Chief Financial Officer and our two other highest paid executive officers whose total annual salary and bonus exceeded $100,000 (collectively, our named executive officers) for fiscal year 2008.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)*	All Other Compensation($)(5)	Total ($)

Robert S. Rosenschein(1)	2008	257,020(6)	—	142,170	58,211(7)	457,401
Chief Executive Officer	2007	227,874(6)	—	127,499	52,756(8)	408,129
And Chairman

Steven Steinberg(2)	2008	173,087(6)	—	116,237	48,419(9)	337,743
Chief Financial Officer	2007	146,858(6)	—	115,100	42,806(10)	304,764

Jeff Schneiderman(3)	2008	172,222(6)	—	128,004	46,544(11)	346,770
Chief Technical Officer	2007	146,858(6)	—	119,213	41,309(12)	307,380

Bruce D. Smith(4)	2008	223,200	—	186,900	32,428(13)	442,527
Chief Strategic Officer	2007	211,667	—	173,971	32,090(13)	417,728

*	Amounts represent stock-based compensation expense for fiscal years 2008 and 2007 under SFAS 123R.

(1)	Mr. Rosenschein founded our company and was appointed our Chief Executive Officer in May 2001.

(2)	Mr. Steinberg joined us in December 2002 and was appointed our Chief Financial Officer in January 2004.

(3)	Mr. Schneiderman joined us in January 1999 as Vice President of Research and Development and appointed our Chief Technical Officer in March 2003.

(4)	Mr. Smith joined us as Vice President of Investor Relations and Strategic Development in July 2005 and was promoted to Chief Strategic Officer in June 2007.

(5)
With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and unless expressly stated otherwise in a footnote below, none of the named executive officers received other compensation, perquisites and/or personal benefits in excess of $10,000.

(6)	Does not include benefit associated with possession of company-leased vehicle.

(7)
Includes contributions to continued education fund (Keren Hishtalmut) in the amount of $3,940; contributions to retirement plan feature of Managers’ Insurance (Kupat Gemel), statutory severance payments (Pitzuei Piturin) and contributions made for disability insurance Ovdan Kosher Avoda) in the amount of $35,836; contributions towards statutory national insurance (Bituach Leumi) in the amount of $6,431; and payments associated with possession of company-leased vehicle in the amount of $10,800

(8)
Includes contributions to continued education fund (Keren Hishtalmut) in the amount of $3,441; contributions to retirement plan feature of Managers’ Insurance (Kupat Gemel), statutory severance payments (Pitzuei Piturin) and contributions made for disability insurance Ovdan Kosher Avoda) in the amount of $32,199; contributions towards statutory national insurance (Bituach Leumi) in the amount of $6,457; and payments associated with possession of company-leased vehicle in the amount of $9,600.

(9)
Includes contributions to continued education fund (Keren Hishtalmut) in the amount of $3,940; contributions to retirement plan feature of Managers’ Insurance (Kupat Gemel), statutory severance payments (Pitzuei Piturin) and contributions made for disability insurance Ovdan Kosher Avoda) in the amount of $26,043; contributions towards statutory national insurance (Bituach Leumi) in the amount of $6,431; and payments associated with possession of company-leased vehicle in the amount of $10,800

(10)
Includes contributions to continued education fund (Keren Hishtalmut) in the amount of $3,441; contributions to retirement plan feature of Managers’ Insurance (Kupat Gemel), statutory severance payments (Pitzuei Piturin) and contributions made for disability insurance Ovdan Kosher Avoda) in the amount of $22,249; contributions towards statutory national insurance (Bituach Leumi) in the amount of $6,457; and payments associated with possession of company-leased vehicle in the amount of $9,600.

(11)
Includes contributions to continued education fund (Keren Hishtalmut) in the amount of $3,940; contributions to retirement plan feature of Managers’ Insurance (Kupat Gemel), statutory severance payments (Pitzuei Piturin) and contributions made for disability insurance Ovdan Kosher Avoda) in the amount of $24,168; contributions towards statutory national insurance (Bituach Leumi) in the amount of $6,432; and payments associated with possession of company-leased vehicle in the amount of $10,800

(12)
Includes contributions to continued education fund (Keren Hishtalmut) in the amount of $3,441; contributions to retirement plan feature of Managers’ Insurance (Kupat Gemel), statutory severance payments (Pitzuei Piturin) and contributions made for disability insurance Ovdan Kosher Avoda) in the amount of $20,571; contributions towards statutory national insurance (Bituach Leumi) in the amount of $6,457; and payments associated with possession of company-leased vehicle in the amount of $9,600.

(13)	Includes payments made on account of medical insurance, short and long term disability, life insurance and 3% contributions to 401(k) plan.

Grants of Plan-Based Awards

The following table sets forth information regarding stock option awards to our named executive officers under our stock option plans during the fiscal year ended December 31, 2008:

Name	Grant Date(1)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Total Grant-Date Fair Value ($)
Robert S. Rosenschein	July 14, 2008	20,000	$2.95	$37,209
	September 9, 2008	18,000	$5.77	$65,274

Steven Steinberg	July 14, 2008	18,000	$2.95	$33,488
	September 9, 2008	14,000	$5.77	$50,769

Jeff Schneiderman	July 14, 2008	18,100	$2.95	$33,674
	September 9, 2008	14,000	$5.77	$50,769

Bruce D. Smith	July 14, 2008	18,200	$2.95	$33,860
	September 9, 2008	16,000	$5.77	$58,021

(1)	25% of the grant exercisable as of 12 months following the Grant Date; 1/36 of the remainder exercisable on each of the following 36 monthly anniversaries.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Robert S. Rosenschein	241,964	—	5.06	August 5, 2013
	58,333	21,667	13.75	January 30, 2012
	10,937	14,063	11.61	March 5, 2013
	—	20,000	2.95	July 14, 2014
	—	18,000	5.77	September 9, 2014

Steven Steinberg	10,861	—	11.51	August 5, 2013
	17,786	—	2.76	August 5, 2013
	26,353	—	5.25	November 9, 2014
	40,104	14,896	13.75	January 30, 2012
	9,406	12,094	11.61	March 5, 2013
	—	18,000	2.95	July 14, 2014
	—	14,000	5.77	September 9, 2014

Jeff Schneiderman	10,861	—	2.76	October 20, 2009
	4,345	—	6.91	April 8, 2010
	8,689	—	11.51	August 1, 2011
	22,876	—	5.25	November 9, 2014
	47,395	17,605	13.75	January 30, 2012
	9,406	12,094	11.61	March 5, 2013
	—	18,100	2.95	July 14, 2014
	—	14,000	5.77	September 9, 2014

Bruce D. Smith	64,062	10,938	15.35	July 17, 2015
	10,937	4,063	13.75	January 30, 2012
	9,375	5,625	9.65	June 21, 2012
	9,406	12,094	11.61	March 5, 2013
	—	18,200	2.95	July 14, 2014
	—	16,000	5.77	September 9, 2014

Option Exercises and Stock Vested

The following table summarizes the options exercised by named executive officers during the year ended December 31, 2008 and the value realized upon exercise:

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)

Robert S. Rosenschein	—	—
Steven Steinberg	—	—
Jeff Schneiderman	5,648	18,864
Bruce D. Smith	—	—

Director Compensation

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2008 for services to our company:

Name	Fees Earned ($)	Option Awards ($)(*)	Total ($)

Mark A. Tebbe (1)	25,679	52,511	78,190
Edward G. Sim (2)	30,000	29,809	59.809
Yehuda Sternlicht (3)	35,000	36,649	71,649
Mark B. Segall (4)	30,571	49,309	79,880
Lawrence S. Kramer (5)	25,000	79,896	104,896
Allen Beasley (6)	13,437	10,581	24,018
Jerry Colonna (7)	6,875	—	6,875

*	Amounts represent stock-based compensation expense for fiscal year 2008 under SFAS 123R.

(1)	75,147 options were outstanding as of 12/31/08, of which 45,842 were exercisable as of December 31, 2008.

(2)	57,371 options were outstanding as of 12/31/08, of which 41,973 were exercisable as of December 31, 2008.

(3)	42,400 options were outstanding as of 12/31/08, of which 27,002 were exercisable as of December 31, 2008.

(4)	57,400 options were outstanding as of 12/31/08, of which 42,002 were exercisable as of December 31, 2008.

(5)	57,400 options were outstanding as of 12/31/08, of which 39,012 were exercisable as of December 31, 2008.

(6)	Allen Beasley was appointed as a board member on June 16, 2008; 35,875 options were outstanding as of 12/31/08, none of which were exercisable as of December 31, 2008.

(7)	Jerry Colonna resigned from the board of directors on March 31, 2008.

Cash Compensation.  Our non-employee directors receive an annual base fee of $20,000, with no additional fee rendered for attendance at board meetings. In addition to their base fees, directors receive annual fees for membership on our committees, pursuant to the fee schedule set forth below:

	Director Fee Base	Audit Membership	Compensation Membership	Governance Membership	Financing Membership	Audit Chair	Other Chair	Total

Mr. Tebbe	20,000	—	2,500	2,500	—	—	2,500	27,500
Mr. Sim	20,000	5,000	2,500	—	—	—	2,500	30,000
Mr. Sternlicht	20,000	5,000	—	—	2,500	7,500	—	35,000
Mr. Segall	20,000	5,000	—	—	2,500	—	2,500	30,000
Mr. Kramer	20,000	—	—	2,500	2,500	—	—	25,000
Mr. Beasley	20,000	—	2,500	2,500	—	—	—	25,000

Total	$120,000	$15,000	$7,500	$7,500	$7,500	$7,500	$7,500	$172,500

We reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Employee directors are not compensated for board services in addition to their regular employee compensation.

Equity Compensation.  During fiscal year 2008, each non-employee member of the board of directors was eligible to receive stock awards under the terms of our 2005 Incentive Compensation Plan. New non-employee directors receive an initial option grant to purchase 28,700 shares of our common stock with 25% of the shares vesting after one year from the date of grant and 1/36th of the shares vesting monthly thereafter. Continuing non-employee directors receive an annual option grant of 7,175 shares of common stock. These annual grants are effected on the date of the Annual Shareholders’ Meeting, with 25% of the shares vesting after one year from the date of grant and 1/36th of the shares vesting monthly thereafter.

There was one new member added to the board of directors during fiscal year 2008, Mr. Beasley, who received a one-time initial option grant to purchase 28,700 shares of our common stock on June 16, 2008. The grant date fair value of these options, based on Black-Scholes valuation model, was $2.50 per option All other option grants were to continuing non-employee directors, including Mr. Beasley. Thus, each non-employee director received options to purchase 7,175 shares of the company’s common stock, granted on September 9, 2008, with an exercise price of $5.77 per share, based on the Nasdaq closing price on September 8, 2008. The grant date fair value of these options, based on Black-Scholes valuation model, was $3.63 per option.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The following table and accompanying footnotes set forth certain information as of March 6, 2009 with respect to the ownership of our common stock by:

•	each person or group who beneficially owns more than 5% of our common stock;

•	each of our directors;

•	our Chief Executive Officer, Chief Financial Officer and our two other highest paid executive officers whose total compensation exceeded $100,000 during the year ended December 31, 2008; and

•	all of our directors and officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired within sixty days from March 6, 2009, as a result of the exercise of options and warrants. Accordingly, common stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within sixty days of March 6, 2009, have been included in the table with respect to the beneficial ownership of the person or entity owning the options and warrants, but not with respect to any other persons or entities.

Applicable percentage of ownership for each holder is based on 7,876,270 shares of common stock outstanding on March 6, 2009, plus any presently exercisable stock options and warrants held by each such holder, and options and warrants held by each such holder that will become exercisable within sixty days after March 6, 2009.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Common Stock

Executive Officers and Directors:
Robert S. Rosenschein	621,465 (2)	7.58%
c/o Answers Corporation, Jerusalem Technology Park, The Tower, Jerusalem 91481 Israel
Steven Steinberg	121,332 (3)	1.52%
c/o Answers Corporation, Jerusalem Technology Park, The Tower, Jerusalem 91481 Israel
Jeff Schneiderman	109,669 (4)	1.37%
c/o Answers Corporation, Jerusalem Technology Park, The Tower, Jerusalem 91481 Israel
Bruce D. Smith	119,769 (5)	1.50%
Mark A. Tebbe	89,573 (6)	1.13%
Edward G. Sim	44,683 (7)	*
Yehuda Sternlicht	28,796 (8)	*
Mark B. Segall	47,796 (9)	*
Lawrence S. Kramer	45,698 (10)	*
Allen Beasley	3,932,545 (11)	33.316%

All directors and executive officers as a group (11 individuals)	5,161,326 (12)	40.76%

5% or greater stockholders:
Redpoint Ventures	3,932,545 (13)	33.30%
3000 Sand Hill Road, Building 2, Suite 290, Menlo Park, CA 94025
Marlin Sams Fund, L.P.	683,000 (14)	8.67%
645 Fifth Avenue, New York, New York 10022
Outboard Investments Limited	690,000 (15)	8.76%
BCM Cape Building Leeward Highway, Providencials Turks and Caicos

*	less than 1%

(1)	Unless otherwise indicated, the business address of each of the following is c/o Answers Corporation, 237 West 35th Street, Suite 1101, New York, NY 10001.

(2)	Consists of 300,960 shares of common stock and 320,505 shares of common stock issuable upon exercise of options.

(3)	Consists of 10,000 shares of common stock and 111,332 shares of common stock issuable upon exercise of options.

(4)	Consists of 109,669 shares of common stock issuable upon exercise of options.

(5)	Consists of 15,000 shares of common stock and 104,769 shares of common stock issuable upon exercise of options.

(6)	Consists of 40,062 shares of common stock and 49,511 shares of common stock issuable upon exercise of options.

(7)	Consists of 916 shares of common stock and 43,767 shares of common stock issuable upon exercise of options.

(8)	Consists of 28,796 shares of common stock issuable upon exercise of options.

(9)	Consists of 4,000 shares of common stock and 43,796 shares of common stock issuable upon exercise of options.

(10)	Consists of 2,500 shares of common stock and 43,198 shares of common stock issuable upon exercise of options.

(11)
Based on information included on Schedule 13D/A filed with the SEC on September 9, 2008 and consists of (i) 1,296,667 shares of Common Stock initially issuable upon conversion of 58,350 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) held by Redpoint Omega, L.P. (“RO LP”); (ii) 648,334 shares of Common Stock issuable pursuant to common stock purchase warrants (the “Class A Warrants”) held by RO LP; (iii) 36,667 shares of Common Stock initially issuable upon conversion of 1,650 shares of Series A Preferred Stock held by Redpoint Omega Associates, LLC (“ROA LLC” and together with RO LP, “Redpoint”); (iv) 18,333 shares of Common Stock issuable pursuant to Class A Warrants held by ROA LLC; (v) 1,237,727 shares of Common Stock issuable upon conversion of 68,075 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) that are issuable upon exercise of warrants (the “Unit Warrants”) to purchase 68,075 Units held by RO LP; (vi) 618,864 shares of Common Stock issuable pursuant to common stock purchase warrants (the “Class B Warrants”) issuable upon exercise of the Unit Warrants held by RO LP; (vii) 35,000 shares of Common Stock issuable upon conversion of 1,925 shares of Series B Preferred Stock issuable upon exercise of Unit Warrants to purchase 1,925 Units held by ROA LLC, (viii) 17,500 shares of Common Stock issuable pursuant to the Class B Warrants issuable upon exercise of the Unit Warrants held by ROA LLC and (ix) 23,453 shares of common stock issuable to Redpoint upon conversion of shares of Series A Preferred Stock, representing the increase in stated value of the Series A Preferred Stock pursuant to payment in kind of cumulative accrued dividends as of December 31, 2008.  Does not include an option held by Mr. Beasley to purchase up to 35,875 shares of Common Stock, none of which shares are exercisable within 60 days from the Record Date.

RO LP is under common control with ROA LLC.  Redpoint Omega, LLC (“RO LLC”) is the general partner of RO LP and possesses sole voting and investment control over the shares owned by RO LP and may be deemed to have indirect beneficial ownership of the shares held by RO LP. Mr. Beasley is Managing Director of RO LLC. As such, Mr. Beasley shares voting and investment power over the shares held by RO LP and may be deemed to have indirect beneficial ownership of the shares held by RO LP. Mr. Beasley disclaims beneficial ownership of these securities except to the extent of his proportionate pecuniary interest therein.  The securities are owned by ROA LLC as nominee for its members.  Allen Beasley is a Manager of ROA LLC. As such,  Mr. Beasley shares voting and investment power over the shares held by ROA LLC and may be deemed to have indirect beneficial ownership of the shares held by ROA LLC. Mr. Beasley disclaims beneficial ownership of these securities except to the extent of his proportionate pecuniary interest therein.

(12)
Consists of (i) 373,438 shares of common stock; (ii) 855,343 shares of common stock issuable upon exercise of options; (iii) 1,333,334 shares of common stock issuable upon conversion of Series A Preferred Stock; (iv) 666,667 shares of common stock issuable upon exercise of the Class A Warrants; (v) 1,272,727 shares of common stock issuable upon conversion of Series B Preferred Stock; (vi) 636,364 shares of common stock issuable upon exercise of the Class B Warrants; and (vii) 23,453 shares of common stock issuable to Redpoint upon conversion of shares of Series A Preferred Stock, representing the increase in stated value of the Series A Preferred Stock pursuant to payment in kind of cumulative accrued dividends as of December 31, 2008.

(13)
Based on information included on Schedule 13D/A filed with the SEC on September 9, and consists of (i) 1,296,667 shares of Common Stock initially issuable upon conversion of 58,350 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) held by Redpoint Omega, L.P. (“RO LP”); (ii) 648,334 shares of Common Stock issuable pursuant to common stock purchase warrants (the “Class A Warrants”) held by RO LP, (iii) 36,667 shares of Common Stock initially issuable upon conversion of 1,650 shares of Series A Preferred Stock held by Redpoint Omega Associates, LLC (“ROA LLC” and together with RO LP, “Redpoint”); (iv) 18,333 shares of Common Stock issuable pursuant to Class A Warrants held by ROA LLC; (v) 1,237,727 shares of Common Stock issuable upon conversion of 68,075 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) that are issuable upon exercise of warrants (the “Unit Warrants”) to purchase 68,075 Units held by RO LP; (vi) 618,864 shares of Common Stock issuable pursuant to common stock purchase warrants (the “Class B Warrants”) issuable upon exercise of the Unit Warrants held by RO LP; (vii) 35,000 shares of Common Stock issuable upon conversion of 1,925 shares of Series B Preferred Stock issuable upon exercise of Unit Warrants to purchase 1,925 Units held by ROA LLC, (viii) 17,500 shares of Common Stock issuable pursuant to the Class B Warrants issuable upon exercise of the Unit Warrants held by ROA LLC and (ix) 23,453 shares of common stock issuable to Redpoint upon conversion of shares of Series A Preferred Stock, representing the increase in stated value of the Series A Preferred Stock pursuant to payment in kind of cumulative accrued dividends as of December 31, 2008.  Does not include an option held by Mr. Beasley to purchase up to 35,875 shares of Common Stock, none of which shares are exercisable within 60 days from the Record Date.

RO LP is under common control with ROA LLC.  Redpoint Omega, LLC (“RO LLC”) is the general partner of RO LP and possesses sole voting and investment control over the shares owned by RO LP and may be deemed to have indirect beneficial ownership of the shares held by RO LP. Mr. Beasley is Managing Director of RO LLC. As such, Mr. Beasley shares voting and investment power over the shares held by RO LP and may be deemed to have indirect beneficial ownership of the shares held by RO LP. Mr. Beasley disclaims beneficial ownership of these securities except to the extent of his proportionate pecuniary interest therein.  The securities are owned by ROA LLC as nominee for its members.  Allen Beasley is a Manager of ROA LLC. As such,  Mr. Beasley shares voting and investment power over the shares held by ROA LLC and may be deemed to have indirect beneficial ownership of the shares held by ROA LLC. Mr. Beasley disclaims beneficial ownership of these securities except to the extent of his proportionate pecuniary interest therein.

(14)	Based on information included on Schedule 13D/A filed with the SEC on December 17, 2008

(15)	Based on information included on Schedule 13D filed with the SEC on December 18, 2007

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power over all shares of common stock beneficially owned by them.

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

Our auditors for the year ended December 31, 2008 were Somekh Chaikin, Certified Public Accountants (Israel), a member firm of KPMG International. We expect that KPMG will serve as our auditors for fiscal year 2009. All of the services described in the following fee table were approved by the Audit Committee.

	2008	2007
	$	$

Audit Fees(1) (2)	478,551	453,286
Tax Fees(3)	27,570	43,632
Total	506,121	496,918

(1)
This category includes fees associated with the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements, for those fiscal years. Includes $113,000 and $180,000 accrued as of December 31, 2008 and December 31, 2007, respectively.

(2)
This category also consists of: $76,750 of fees relating to the Redpoint transaction during the year ended December 31, 2008, and $212,500 and $116,000 of fees relating to the failed Lexico acquisition and the terminated follow-on offering of securities during the years ended December 31, 2008 and December 31, 2007, respectively.

(3)	This category consists of services provided by KPMG for tax compliance. Includes $5,000 and $17,500 accrued as of December 31, 2008 and December 31, 2007, respectively.

The Audit Committee has adopted policies and procedures that require the pre-approval by the Audit Committee of all fees paid to and services performed by our principal registered independent accountants and other auditing firms. At the beginning of each year, the Audit Committee approves the proposed services along with the range of corresponding fees to be provided by our independent registered accountants. If any proposed service would exceed the pre-approved cost levels, the proposed service requires specific pre-approval. In addition, specific pre-approval is required for any proposed services that may arise during the year that are outside the scope of the initial services pre-approved by the Audit Committee. The Audit Committee also adopted a policy acknowledging and specifically prohibiting our independent registered accountants from performing any of those non-audit services that a company’s principal independent accountant are prohibited from performing by the Sarbanes-Oxley Act. In cases involving engagements of our principal registered independent accountants that do not exceed $25,000, the Audit Committee has delegated to the Committee Chairman the approval of such engagements, as part of the Company’s pre-approval policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Document List:

1.	Financial Statements.

The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this report.

2.	Financial Statement Schedule.

None.

3.	Exhibits.

The exhibits to this report are as follows:

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation, as amended
3.1A
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant  (Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

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
10.5A
Amendment to 2005 Incentive Compensation Plan approved by the Registrant’s stockholders on June 21, 2006  (Previously filed within the Registrant’s Definitive Proxy Statement filed May 1, 2006, and incorporated herein by reference)

10.5B«
Amendment to 2005 Incentive Compensation Plan approved by the Registrant’s stockholders on September 9, 2008  (Previously filed within the Registrant’s Definitive Proxy Statement filed July 28, 2008, and incorporated herein by reference)

10.5C«	Form of Stock Option Agreement under the 2005 Incentive Compensation Plan covering Israel-based employees
10.5D«	Form of Stock Option Agreement 2005 Incentive Compensation Plan covering U.S.-based employees.
10.6«	Robert S. Rosenschein Employment Agreement (Previously filed as Exhibit 10.6 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)
10.7«	Steven Steinberg Employment Agreement (Previously filed as Exhibit 10.7 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated here by reference)
10.8«	Jeff Schneiderman Employment Agreement (Previously filed as Exhibit 10.8 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)
10.9«	Bruce D. Smith Employment Agreement (Previously filed as Exhibit 10.10 to the annual report on Form 10-KSB (File No. 001-32255) filed March 20, 2006, and incorporated herein by reference)
10.10
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

10.12+	Google Services Agreement (“GSA”), GSA Order Form and GSA Order Form Terms and Conditions, all dated January 28, 2005
10.13+	Amendment No. 1 to Google Order Form and GSA, dated December 20, 2005
10.14+	Amendment No. 2 to Google Order Form, dated January 31, 2006
10.15+	API Agreement with Shopping.com, Inc. dated May 2, 2005
10.16
Lease Agreement with 35th Street Associates to lease office space in the building known as 237 West 35th Street in New York, NY, dated April 29, 2005 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed May 4, 2005, and incorporated herein by reference)

10.17
Supplemental agreement to operating lease agreement between GuruNet Israel Ltd., Answers Corporation’s wholly-owned subsidiary (“Subsidiary”) and Jerusalem Technology Park Ltd. dated July 26, 2005 in connection with Subsidiary’s relocation to new office space (a summary of the principal terms of this lease was previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed July 28, 2005, and incorporated herein by reference)

10.18«
Amendment to Robert S. Rosenschein's Amended and Restated Employment Agreement, dated as of November 27, 2006 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed November 29, 2006, and incorporated herein by reference)

10.19
Amendment No. 5 to Google Order Form, dated September 21, 2007 (Previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.20«
Amendment to Robert S. Rosenschein's Amended and Restated Employment Agreement, dated as of November 6, 2007 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.21«
Amendment to Steve Steinberg's Employment Agreement, dated as of November 6, 2007 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.22«
Amendment to Jeff Schneiderman's Employment Agreement, dated as of November 6, 2007 (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.23«
Amendment to Bruce Smith's Employment Agreement, dated as of November 6, 2007 (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.24
Purchase Agreement dated July 13, 2007 among Answers Corporation, Lexico Publishing Group, LLC, Brian Kariger, as trustee of the Brian Patrick Kariger Charitable Remainder Unitrust Trust dated April 9, 2007, Brian Kariger, as trustee of the Brian Patrick Kariger Revocable Trust dated February 9, 2007, Daniel Fierro and Brian Kariger, as the sellers’ representative (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed July 17, 2007, and incorporated herein by reference)

10.25
Bonus Plan/Documents Escrow Agreement, dated July 13, 2007 among Answers Corporation, Lexico Publishing Group, LLC, Brian Kariger, as trustee of the Brian Patrick Kariger Charitable Remainder Unitrust Trust dated April 9, 2007, Brian Kariger, as trustee of the Brian Patrick Kariger Revocable Trust dated February 9, 2007, Daniel Fierro, Brian Kariger, as seller representative and American Stock Transfer & Trust Co. (Previously filed as Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-32255) filed July 17, 2007, and incorporated herein by reference)

10.26
Indemnity Escrow Agreement, dated July 13, 2007 among Answers Corporation, Brian Kariger, as trustee of the Brian Patrick Kariger Charitable Remainder Unitrust Trust dated April 9, 2007, Brian Kariger, as trustee of the Brian Patrick Kariger Revocable Trust dated February 9, 2007, Daniel Fierro, Brian Kariger, as seller representative and American Stock Transfer & Trust Co. (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File No. 001-32255) filed July 17, 2007, and incorporated herein by reference)

10.27
First Amendment to the Purchase Agreement, dated as of July 31, 2007, between Answers Corporation and Brian Kariger, as Sellers Representative (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed August 6, 2007, and incorporated herein by reference)

10.28
Second Amendment to the Purchase Agreement, dated as of November 12, 2007, between Answers Corporation and Brian Kariger, as Sellers Representative (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed November 16, 2007, and incorporated herein by reference)

10.29
Amendment to Robert S. Rosenschein's Amended and Restated Employment Agreement, dated as of July 30, 2008 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed August 4, 2008, and incorporated herein by reference)

10.30
Securities Purchase Agreement dated June 16, 2008 between Answers Corporation and Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

10.31
Form of Common Stock Purchase Warrant granted to Redpoint Omega, L.P. and Redpoint Omega Associates, LLC on June 16, 2008 (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

10.32
Warrant Agreement dated as of June 16, 2008 between Answers Corporation and Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

10.33
Registration Rights Agreement dated as of June 16, 2008 between Answers Corporation and Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

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

^ The certifications attached as Exhibit 32 accompany this Annual Report on Form 10-K pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed "filed" by Answers Corporation for purposes of Section 18 of the Exchange Act.

« Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Answers Corporation

By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein
Chief Executive Officer

Date: March 9, 2009

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

Signature	Capacity	Date

/s/ Robert S. Rosenschein Robert S. Rosenschein	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2009

/s/ Steven Steinberg Steven Steinberg	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 9, 2009

/s/ Mark A. Tebbe Mark A. Tebbe	Director	March 9, 2009

/s/ Edward G. Sim Edward G. Sim	Director	March 9, 2009

/s/ Yehuda Sternlicht Yehuda Sternlicht	Director	March 9, 2009

/s/ Mark B. Segall Mark B. Segall	Director	March 9, 2009

/s/ Lawrence S. Kramer Lawrence S. Kramer	Director	March 9, 2009

/s/ W. Allen Beasley W. Allen Beasley	Director	March 9, 2009