Form 10-Q
period 2009-03-31
Answers CORP
filed 2009-05-06
CIK 1283073

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2009

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
Yes      ☒                       No      ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes      ☐                       No      ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer", "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated Filer   ☐          Accelerated filer         ☐            Non-accelerated filer           ☐

Smaller reporting company           ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes      ☐                       No       ☒

The number of the registrant’s shares of common stock outstanding was 7,876,270 as of May 5, 2009.

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

PART I - FINANCIAL INFORMATION

Answers Corporation and Subsidiary
Consolidated Balance Sheets (unaudited, in thousands except share and per share data)

	March 31, 2009	December 31, 2008
	$	$
Assets

Current assets:
Cash and cash equivalents	12,644	11,739
Accounts receivable	1,842	1,680
Prepaid expenses and other current assets	832	818
Total current assets	15,318	14,237

Long-term deposits (restricted)	263	257

Deposits in respect of employee severance obligations	1,302	1,337

Property and equipment, net of $2,253 and $2,083 accumulated depreciation as of March 31, 2009 and December 31, 2008, respectively	1,332	1,234

Other assets:
Intangible assets, net of $780 and $769 accumulated amortization as of March 31, 2009 and December 31, 2008, respectively	934	994
Goodwill	437	437
Prepaid expenses, long-term, and other assets	285	220
Total other assets	1,656	1,651

Total assets	19,871	18,716

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	357	537
Accrued expenses and other current liabilities	720	751
Accrued compensation	734	628
Warrant to purchase units of Series B preferred stock and warrants	7,170	8,698
Capital lease obligation – current portion	80	78
Deferred revenues	10	16
Total current liabilities	9,071	10,708

Long-term liabilities:
Liability in respect of employee severance obligations	1,481	1,534
Capital lease obligation, net of current portion	85	106
Deferred tax liability	29	26
Series A Warrants	3,072	-
Total long-term liabilities	4,667	1,666

Commitments and contingencies

Series A convertible preferred stock: $0.01 par value; stated value and liquidation preference of $100 per share; 6% cumulative annual dividend; 60,000 shares authorized, issued and outstanding as of March 31, 2009 and December 31, 2008	888	624

Stockholders' equity:
Preferred stock: $0.01 par value; 940,000 shares authorized, none issued	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 7,876,270 and 7,870,538 shares issued and outstanding as of March 31, 2009 and December 31, 2008	8	8
Additional paid-in capital	75,492	77,091
Accumulated other comprehensive loss	(28)	(28)
Accumulated deficit	(70,227)	(71,353)
Total stockholders' equity	5,245	5,718

Total liabilities and stockholders' equity	19,871	18,716

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary
Consolidated Statements of Operations (unaudited, in thousands except share and per share data)

	Three months ended March 31
	2009	2008
	$	$

Revenues:
Advertising revenue	4,729	3,013
Answers service licensing	18	18
	4,747	3,031

Costs and expenses:
Cost of revenue	1,059	1,393
Research and development	873	875
Community development, sales and marketing	499	762
General and administrative	1,219	1,131
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	-	2,543
Total operating expenses	3,650	6,704

Operating income (loss)	1,097	(3,673)

Interest income (expense), net	(87)	55
Other income (expense), net	15	(38)
Gain resulting from fair value adjustment of Series A Warrants and warrant to purchase units of Series B preferred stock and warrants	2,010	-

Income (loss) before income taxes	3,035	(3,656)

Income tax benefit (expense), net	6	(11)

Net income (loss)	3,041	(3,667)

Basic and diluted net earnings (loss) per common share

Basic	$0.34	$(0.47)
Diluted	$0.08	$(0.47)

Number of shares used in computing net earnings (loss) per common share

Basic	7,871,097	7,859,890
Diluted	8,861,905	7,859,890

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary
Consolidated Statements of Cash Flows (unaudited, in thousands)

	Three months ended March 31
	2009	2008
	$	$
Cash flows from operating activities:

Net income (loss)	3,041	(3,667)

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	256	448
Decrease (increase) in deposits in respect of employee severance obligations	34	(179)
(Decrease) increase in liability in respect of employee severance obligations	(35)	311
Stock-based compensation to employees and directors	386	501
Write-off of amounts paid in prior periods, relating to the terminated Lexico acquisition and abandoned follow-on offering	-	663
Fair value adjustment of Series A Warrants and warrant to purchase units of Series B preferred stock and warrants	(2,010)	-
Loss on disposal of property and equipment	6	3
Decrease in deferred tax asset	3	3
Loss (gains) from exchange rate forward contracts, net	11	(38)
Exchange rate losses	(15)	38
Changes in operating assets and liabilities:
Increase in accounts receivable, and prepaid expenses and other current assets	(182)	(22)
(Increase) decrease in prepaid expenses and other assets	(79)	33
(Decrease) increase in accounts payable	(260)	(176)
Increase in accrued expenses and accrued compensation	91	280
Decrease in deferred revenues	(6)	(6)
Net cash provided by (used in) operating activities	1,241	(1,808)

Cash flows from investing activities:
Capital expenditures	(212)	(231)
Increase in long-term deposits	(7)	(13)
Proceeds from sales of investment securities	-	700
Net cash (used in) provided by investing activities	(219)	456

Cash flows from financing activities:
Repayment of capital lease obligation	(19)	-
Dividends paid	(91)	-
Exercise of common stock options	8	-
Net cash used in financing activities	(102)	-

Effect of exchange rate changes on cash and cash equivalents	(15)	36

Net increase (decrease) in cash and cash equivalents	905	(1,316)

Cash and cash equivalents at beginning of period	11,739	6,778

Cash and cash equivalents at end of period	12,644	5,462
Supplemental disclosures of cash flow information:

Non-cash investing activities:
Capital expenditures on account	89	-

Non-cash financing activities:
Amortization of discounts from the Redpoint financing	247	-

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

As of March 31, 2009, approximately $630 thousand of the Company’s net assets were located outside of the United States.

The Company provides answer-based search services to users primarily through its websites, WikiAnswers.com and Answers.com.

On June 16, 2008, the Company raised $6,000,000, before related fees and costs, in a private placement offering. See Note 3 for further details.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Revenue Recognition

The Company, through its websites WikiAnswers.com and Answers.com, generates revenues via advertising in the form of pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, the Company earns revenue based on the number of clicks associated with such ads. In the paid-for-impression model, the Company’s revenue is derived from the display of ads.

Almost all of the Company’s advertising revenue is currently obtained through the efforts of third parties and is not the result of direct contracts with advertisers. The third party is obligated to pay the Company a portion of the revenue it receives from advertisers, as compensation for the Company’s sale of promotional space on its Internet properties. Amounts received from such third parties are reflected as revenue in the period in which such advertising services are provided.

The Company also earns revenues from partners that pay the Company for providing them with answer-based services that they then use in their own products, via co-branded web pages.

The Company earned advertising revenue from its two web properties, as follows:

	Three months ended March 31
	2009	2008

Advertising revenue

WikiAnswers.com	3,162	1,185
Answers.com	1,567	1,828

	4,729	3,013

Accounting for Stock-Based Compensation

Stock-based compensation is accounted for in accordance with Statement of Financial Accounting Standards 123R, “Share-Based Payment”. The fair value of stock options granted to employees and directors, is estimated at the date of grant using the Black-Scholes option-pricing model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, expected interest rates and the expected volatility.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Net Earnings (Loss) per Common Share

Basic net earnings (loss) per share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, and computed using the weighted average common shares outstanding during the period. Diluted earnings per share includes the effects of dilutive common stock equivalents, consisting of the Series A Warrants, the Series B Unit Warrant, outstanding share-based awards and unrecognized compensation expense and tax benefits, to the extent the effect is not antidilutive, using the treasury stock method. The Series A Convertible Preferred Stock has been excluded from the computation of the diluted earnings per common share for the three months ended March 31, 2009, as the inclusion of 1,356,786 common shares issuable upon its conversion would have been anti-dilutive. Diluted net loss per share for the three months ended March 31, 2008 is the same as basic net loss per share as the inclusion of the Company’s outstanding common stock equivalents would have been anti-dilutive.

The table below presents the computation of basic and diluted net earnings (loss) per common share:

	Three months ended March 31
	2009	2008
	(in thousands, except share and per share data)

Basic net earnings (loss) per common share computation

Numerator:
Net income (loss)	$3,041	$(3,667)
Series A Convertible Preferred Stock dividends	(91)	-
Amortization of Series A Convertible Preferred Stock discounts	(247)	-
Net income (loss) attributable to common shares (basic)	$2,703	$(3,667)

Denominator:
Weighted average number of common shares outstanding during the period	7,871,097	7,859,890

Basic net earnings (loss) per common share	$0.34	$(0.47)

Diluted net earnings (loss) per common share computation

Numerator:
Net income (loss)	$3,041	$(3,667)
Series A Convertible Preferred Stock dividends	(91)	-
Amortization of Series A Convertible Preferred Stock discounts	(247)	-
Gain resulting from fair value adjustment of Series A Warrants and warrant to purchase units of Series B preferred stock and warrants	(2,010)	-
Net income (loss) attributable to common shares (diluted)	$693	$(3,667)

Denominator:
Weighted average number of common shares outstanding during the period	7,871,097	7,859,890
Dilutive shares related to Series B Unit Warrant	462,514	-
Dilutive shares related to Series A Warrants	226,744	-
Dilutive shares related to options and warrants	301,550	-
Diluted common shares outstanding	8,861,905	7,859,890

Diluted net earnings (loss) per common share	$0.08	$(0.47)

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

During the three months ended March 31, 2009 and 2008, the Subsidiary exercised forward contracts and entered into new option and forward contracts to hedge certain foreign currency denominated expenses. Forward contracts exercised during the three months ended March 31, 2009, amounted to $1,450,000 and forward and option contracts open as of March 31, 2009, amounted to $1,300,000.

These derivatives were not designated as hedging instruments under the rules of SFAS 133 and, therefore, the net gains (losses) are recognized in earnings as they occur. Such gains (losses) are included in operating expenses as follows:

	Three months ended March 31
	2009	2008
	$ (in thousands)

Cost of revenue	(15)	5
Research and development	(61)	20
Sales and marketing	(15)	2
General and administrative	(36)	11
	(127)	38

Note 2 - Summary of Significant Accounting Policies (cont’d)

Recently Issued Accounting Standards

On April 9, 2009, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-4, ”Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased and provides additional guidance on the Statement No. 157 disclosure requirements. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 apply to all financial instruments within the scope of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments”, held by publicly traded companies. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, ”Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3 – Redpoint Financing

General

On June 16, 2008 (the “Closing Date”), pursuant to a private placement of the Company’s securities, Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively, “Redpoint”) purchased $6,000,000 of the Company’s Series A Convertible Preferred Stock, convertible into 1,333,333 shares of common stock at an initial conversion price of $4.50 per share, and Common Stock Purchase Warrants exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share (“Series A Warrants”). Redpoint also received a warrant, exercisable until June 16, 2009, to purchase units of up to $7 million of Series B Convertible Preferred Stock and Common Stock Purchase Warrants exercisable for 636,364 shares of common stock (“Series B Warrants”). The Series B Convertible Preferred Stock is convertible into 1,272,727 shares of common stock at an initial conversion price of $5.50 per share. The Series B Warrants have an exercise price of $6.05 per share. After deducting placement agent fees and legal expenses, the Company’s net proceeds from the private placement were approximately $5,380,000. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Series A Warrants and the Series B Warrants are collectively referred to as the “Redpoint Securities”. The warrant to purchase units of Series B Convertible Preferred Stock and Series B Warrants is referred to as the “Series B Unit Warrant”.

The $6,000,000 of proceeds from the Redpoint Financing were first allocated to the Series B Unit Warrant, which was classified as a liability, based on its fair value, and the residual amount was allocated among the Series A Convertible Preferred Stock and the Series A Warrants based on their relative fair values, all in accordance with the guidance in SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and EITF 00-19, ”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Series A Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in EITF D-98, “Classification and Measurement of Redeemable Securities”, and, prior to January 1, 2009, the Series A Warrants were classified in permanent equity.

Transaction costs were allocated on a pro rata basis, based on the amounts allocated to each of the components of the transaction. Transaction costs relating to the Series A Convertible Preferred Stock and Series A Warrants have been reflected as a reduction to the proceeds from the issuance of such instruments. Transaction costs relating to the Series B Unit Warrant were deferred and are being amortized to interest expense over one year, which is the life of the warrant.

Series B Unit Warrant

The Series B Unit Warrant is revalued each reporting date. The Company assessed the value of the Series B Unit Warrant as of March 31, 2009, as compared to its value, as reported, as of December 31, 2008. The decline in value of the Series B Unit Warrant, which amounted to $1,528,000, has been included in the statement of operations as gain resulting from fair value adjustment of Series A Warrants and warrant to purchase units of Series B preferred stock and warrants for the three months ended March 31, 2009.

Series A Warrants

In 2008, the relative fair value of the Series A Warrants, as explained above, was recorded and classified as additional paid in capital in permanent equity, with a corresponding discount to the Series A Convertible Preferred Stock.

In June 2008, the FASB ratified the consensus of EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.  EITF 07-5 responded to practice questions about whether an instrument or embedded feature is indexed to the reporting company’s own stock by establishing a framework for the determinations and by nullifying some previous requirements. The adoption of EITF 07-5’s requirements affects issuers’ accounting for warrants and many convertible instruments with provisions that protect holders from declines in the stock price (“Down-Round” provisions). Warrants with such provisions are no longer recorded in equity, and many of the convertible instruments with such provisions will have to be “bifurcated,” with the conversion option separately accounted for as a derivative under SFAS 133.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3 – Redpoint Financing (cont’d)

As a result of the adoption of EITF 07-5, effective January 1, 2009, and due to the Down-Round protection of the Series A Warrants, such warrants are separately accounted for as a derivative under SFAS 133 and are no longer recorded in equity but rather as a liability to be revalued at each reporting date.

EITF 07-5 was initially applied by recording a cumulative-effect adjustment to opening retained earnings as of January 1, 2009, for the effect of accounting for the Series A Warrants as a liability. The following table summarizes the Redpoint allocation had the Company been subject to the provisions of EITF 07-5 at the Redpoint Closing Date:

	Series A Convertible Preferred Stock	Series A Warrants	Series B Unit Warrant	Total
	$ (in thousands)

Allocated amount	661	1,828	3,511	6,000
Less: Transaction costs	(69)	(188)	(363)	(620)

	592	1,640	3,148	5,380

On January 1, 2009, the Company recorded a cumulative effect of change in accounting principle as reflected in the following table (in thousands):

	December 31, 2008	Effect of Adoption of EITF 07-5	January 1, 2009
	$	$	$

Additional paid-in capital	77,091	(1,657)(1)	75,434
Accumulated deficit	(71,353)	(1,726)(2)	(73,267)
		(188)(3)
Long-term liability – Series A Warrants	-	3,554 (4)	3,554
Series A convertible preferred stock	624	17 (5)	641

		-

(1)	Reflects the re-allocation of the Series A Warrants from equity to liabilities and the reduction of the discount relating to the Beneficial Conversion Feature.
(2)	Reflects the cumulative change in the fair value of the Series A Warrants between June 16, 2008 and December 31, 2008.
(3)	Reflects the deferred charges attributable to the Series A Warrants that would have been expensed at the Redpoint Closing Date.
(4)	Reflects the fair value of the Series A Warrants as of December 31, 2008.
(5)	Reflects the increased amortization due to change in discounts.

The Company assessed the value of the Series A Warrants as of March 31, 2009, as compared to its value as of January 1, 2009. The decline in value of $482,000 has been included in the statement of operations as gain resulting from fair value adjustment of Series A Warrants and warrant to purchase units of Series B preferred stock and warrants for the three months ended March 31, 2009.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4 – Fair Value Measurements

The Company measures fair value in accordance with Statement of Financial Accounting Standards 157, “Fair Value Measurements” (SFAS 157). SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company measures its cash equivalents, foreign currency derivative contracts, Series A Warrants and Series B Unit Warrant, at fair value. In accordance with SFAS 157, the Company’s cash equivalents and foreign currency derivative contracts are classified within Level 1 or Level 2. This is because the cash equivalents and foreign currency derivative contracts are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. The Series A Warrants and the Series B Unit Warrant are classified within Level 3 because they are valued using the Black-Scholes model in the case of the Series A Warrants and a combination of Monte-Carlo simulation and the Black-Scholes model in the case of the Series B Unit Warrant. Some of the inputs to these valuations are unobservable in the market and are significant.

Assets and liabilities measured at fair value are summarized below:

		Fair value measurement at reporting date using

Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$ (in thousands)
Assets

Cash Equivalents - Money Market Funds	10,638	10,638	-	-
Total Assets	10,638	10,638	-	-

Liabilities
Foreign currency derivative contracts	11	-	11	-
Series A Warrants	3,072	-	-	3,072
Warrant to purchase units of Series B preferred stock and warrants	7,170	-	-	7,170
Total Liabilities	10,253	-	11	10,242

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4 – Fair Value Measurements (cont’d)

The following table presents the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157, as of March 31, 2009:

Level 3
$ (in thousands)

Balance at December 31, 2008	8,698

Cumulative effect of change in accounting principle – adoption of EITF 07-5	3,554
Decline in fair value between January 1, 2009 and March 31, 2009	(2,010)

Balance at March 31, 2009	10,242

Note 5 - Series A Convertible Preferred Stock

As a result of the Redpoint Financing (see Note 3), the Company’s Amended and Restated Certificate of Incorporation has been amended to provide for the issuance of up to 60,000 shares of Series A Convertible Preferred Stock with a stated value of $100 per share (the “Stated Value”) pursuant to the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock filed with the State of Delaware on June 16, 2008 (the “Certificate of Designations”).

The following table summarizes the changes in the Series A Convertible Preferred Stock resulting from issuance through March 31, 2009:

$ (in thousands)

Gross proceeds	6,000

Issuance costs	(204)
Discount resulting from the issuance of the Series A Warrants	(517)
Discount resulting from the issuance of the Series B Unit Warrant	(3,511)
Discount resulting from the Beneficial Conversion Feature	(1,768)
Cumulative effect of change in accounting principle - adoption of EITF 07-5 (see Note 3)	17
Amortizations of discounts from closing through March 31, 2009	765
Accrued dividends	106

888

The Series A Convertible Preferred Stock accrues cumulative dividends at a rate of 6% per annum whether or not dividends have been declared by the Company’s Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends. Due to the Company’s decision to pay dividends accrued through September 30, 2008, in the form of additional shares of Series A Convertible Preferred Stock, the dividend accrual through such date is reflected as an increase in the stated value of the Series A Convertible Preferred Stock with a corresponding decrease in the additional paid-in capital. Dividends for the six months ending March 31, 2009, were paid in cash.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 – Stockholders’ Equity

General

The following table summarizes the changes in the Company’s stockholders’ equity during the three-month period ending March 31, 2009:

$ (in thousands)

December 31, 2008	5,718

Stock-based compensation	386
Amortizations of discounts for the three months ended March 31, 2009	(247)
Dividends	(91)
Cumulative effect of change in accounting principle - adoption of EITF 07-5	(3,570)
Exercise of stock options	8
Net income for the period	3,041

March 31, 2009	5,245

Common Stock

During the three months ended March 31, 2009, the Company issued a total of 5,732 shares of common stock due to the exercise of 5,732 outstanding stock options, for total consideration of approximately $8,000.

Stock Warrants

As of March 31, 2009, there were 1,824,430 outstanding stock warrants with a weighted average exercise price of $12.09. All warrants are exercisable immediately. No warrants were exercised during the three months ended March 31, 2009.

Stock Options

During the three months ended March 31, 2009, the Company granted a total of 10,000 stock options to its employees at an exercise price of $6.51 per option. Additionally, during the same period, 5,732 stock options were exercised.

The total fair value of stock options vested during the three months ended March 31, 2009, amounted to $386 thousand and was recorded as stock-based compensation expense.

As of March 31, 2009, 257,863 and 156,788 options were available for grant under the 2005 Plan and the 2004 Stock Plan, respectively. All Prior Option Plans are closed for future grants.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7 - Commitments and Contingencies

(a)    Future minimum lease payments under non-cancelable operating leases for office space and cars, as of March 31, 2009, are as follows:

Year ending December 31	$ (in thousands)

2009 (nine months ending December 31, 2009)	346
2010	275
2011	13

634

      Rental expense for operating leases for the three months ended March 31, 2009 and 2008 was approximately $139,000, and $133,000, respectively.

(b)    Future minimum lease payments under non-cancelable capital leases for computer equipment, as of March 31, 2009, are as follows:

	Principal	Interest
Year ending December 31	$ (in thousands)

2009 (nine months ending December 31, 2009)	59	6
2010	82	3
2011	24	1

	165	10

(c)    A bank guarantee given to the Subsidiary’s landlord, is secured by a lien on some of the Subsidiary’s bank deposits. As of March 31, 2009, such deposits amounted to $431,000, including a restricted long-term deposit of $140,000

(d)   In connection with the Redpoint Financing the Company entered into a registration rights agreement with Redpoint, pursuant to which the Company agreed to register with the SEC for resale the common stock underlying the Redpoint Securities. In connection with the registration rights agreement, the Company agreed to pay a penalty of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price, as partial liquidated damages, for certain default events and subject to certain circumstances. The partial liquidated damages may trigger if the registration statement, which the Company filed on July 30, 2008, and which was declared effective by the SEC on September 16, 2008, ceases to remain continuously effective.

(e)    In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and various consulting arrangements. As of March 31, 2009, the total future commitments under these arrangements amounted to approximately $950,000.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7 - Commitments and Contingencies (cont’d)

(f)    In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of its breach of agreements, services to be provided by it, or from intellectual property infringement claims made by third parties. Additionally, the Company, through its operating agreement, has indemnified its members, officers, employees, and agents serving at the request of the Company to the fullest extent permitted by applicable law. It is not possible to determine the maximum potential amount of liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. To date, the Company has not incurred costs as a result of obligations under these agreements and has not accrued any liabilities related to such indemnification obligations in its accompanying financial statements.

(g)   From time to time, the Company receives various legal claims incidental to its normal business activities, such as intellectual property infringement claims and claims of defamation and invasion of privacy. Although the results of claims cannot be predicted with certainty, the Company believes the final outcome of such matters will not have a material adverse effect on its financial position, results of operations, or cash flows.

Note 8 – Risks and Uncertainties

(a)   Practically all of the Company's advertising revenue was generated through the efforts of third party suppliers (the “Monetization Partners”). During the three months ending March 31, 2009, the Company earned approximately 92% of its advertising revenue through one of its Monetization Partners, Google Inc. (“Google”), compared to 76% of advertising revenue from Google during the first quarter of 2008.

(b)   Search engines serve as origination Web properties for users in search of information, and the Company’s Websites’ topic pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. Thus, in addition to the ads the Company receives through Google, its traffic is mostly driven by search engine traffic, mostly from the Google search engine. For the three months ended March 31, 2009, according to the Company’s internal estimates, search engine traffic represented approximately 81% of traffic. Search engines, at any time and for any reason, could change their algorithms that direct queries to the Company’s Web properties or could restrict the flow of users visiting the Company’s Web properties specifically. In fact, on occasion the Company’s Web properties have experienced decreases in traffic, and consequently in revenue, due to these search engine actions. The Company cannot guarantee that it will successfully react to these actions in the future and recover lost traffic. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, or a restriction on the flow of users visiting the Company’s Web properties from search engines, could cause a significant decrease in traffic and revenues.

(c)    A significant portion of the Company’s expenses are denominated in NIS. The Company expects the amount of NIS expenses to increase in the foreseeable future. Although the average value of the dollar during the first quarter of 2009 increased 6.2% as compared to its value in the fourth quarter of 2008, it still has not recovered the declines in its average value during the years 2008 and 2007 (12.7% and 7.8%, respectively, as compared to its value in the years immediately preceding such years). If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on the Company’s operating costs. In addition, to the extent the Company holds monetary assets and liabilities that are denominated in currencies other than the U.S. dollar, the Company will be subject to the risk of exchange rate fluctuations. The Company uses various hedging tools, including forward contracts and options, to lessen the effect of currency fluctuations on its results of operations.

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

Overview

We own and operate two leading Web properties dedicated to providing useful answers in thousands of categories. WikiAnswers.com is a community-based social knowledge Q&A platform, leveraging wiki-based technologies. Through the contributions of WikiAnswers.com's user-community and dedicated volunteer supervisors, answers to the site’s growing database of questions are added and improved over time. Our award-winning reference site, Answers.comAnswers.com, includes reference content on millions of topics from over 250 licensed sources. According to comScore, our Web properties had approximately 26.5 million unique visitors in the U.S. in March 2009, ranking Answers Corporation number 28 in the top U.S. Web properties for that month. Also according to comScore, our Web properties had approximately 50.2 million unique worldwide visitors in March 2009, ranking Answers Corporation number 47 worldwide. Our goal is to become the leading online provider of answers about anything and the best place for people to share answers to questions.

Revenue

Traffic

Our revenue is driven by the traffic generated by our Web properties and our ability to effectively monetize that traffic. Our current sources of traffic include the following:

•
Search engines:  Users submit queries and search engines respond by generating a list of Web pages that they deem likely to offer the most relevant content. When our pages rank high in the algorithmic systems of search engines, our results are more likely to be accessed by users. For the first quarter of 2009, according to our internal estimates, this source of traffic represented approximately 81% of our overall traffic.

•	Direct users: Users visiting and returning to our home pages. For the first quarter of 2009, according to our internal estimates, direct users represented approximately 14% of our overall traffic.

•
Google’s definition link:  We have an informal, non-contractual relationship with Google under which Google links certain search results related to definitional queries to Answers.com. For the first quarter of 2009, according to our internal estimates, this source of traffic represented approximately 5% of our overall traffic.

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

We gauge the effectiveness of our monetization efforts and trends by measuring our revenue per thousand page views, or RPM. Throughout this annual report, we refer to estimates of traffic, or page views. In our Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, we tracked the traffic on our Answers.com and WikiAnswers.com Web properties using two separate systems:

•
Answers.com traffic was measured using our internally developed server-side, log-based system (“Internal Data Warehouse”). This system was designed to identify traffic from search engine robots and other known Web robots, commonly referred to as Web spiders or Web crawlers, as well as from suspected automated spidering scripts, and excluded such traffic from the traffic activity measurements.

•
WikiAnswers.com traffic was tracked using HBX Analytics, a tag-based web analytics system offered by Omniture, Inc. Traffic measurements from this system are generated by our placement of tags on our WikiAnswers.com pages. The HBX Analytics system then independently generates traffic metrics.

Beginning with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, all traffic measurements (including measurements previously reported in past filings using our Internal Data Warehouse) for Answers.com are also presented based on the HBX Analytics data. We estimate that the historical page views for Answers.com pursuant to HBX Analytics data, as set forth in our reports beginning with our  quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, are approximately 11% lower than the traffic measurements reported in previous filings. Consequently, our Answers.com RPMs, as reported in our current reports, reflect higher values than those presented in previous filings.

We also use Google, Inc.’s Google Analytics measurement services and Google AdSense data for various internal analyses. Our breakdown of our traffic sources, noted above, is based on such data. Google Analytics measurements are generated by our placement of tags on our Web properties’ pages, which Google Analytics uses to count and report audience metrics independently.

In this Quarterly Report, statistics gathered from HBX Analytics and Google Analytics are also referred to as “internal estimates”.

Third party services measuring traffic audiences may provide different estimates than the estimates reported by other similar services and our internal estimates. These discrepancies may result from differences in methodologies applied or the sampling approaches used by each measuring service.

We also generate WikiAnswers.com community-related statistics, including total number of questions, answers and users, from our own systems contained in the WikiAnswers.com Web property.

Our primary third party ad network, Google AdSense, accounted for approximately 91% of our total revenue in the first quarter of 2009 as compared to approximately 76% of our total revenue in the first quarter of 2008 and as compared to 88% of our total revenue in the fourth quarter of 2008. We obtain CPC ads from Google. In addition to Google, we utilize the services of other third party ad networks that provide us with CPM ads. We expect that for the foreseeable future, CPC ads will continue to generate the overwhelming majority of our revenue, and we have no plans to reduce our reliance on CPC ads. The Google Services Agreement (GSA) is set to expire on January 31, 2010, unless renewed prior to such date. Although there are many companies that provide third party ad networks, the loss of Google as a third party ad network could have a material adverse impact on our financial condition and results of operations, as we may not succeed in receiving terms and ad services as favorable as those provided under our GSA.

Direct Ad Sales.  In an effort to improve monetization, in the fourth quarter of 2006, we began marketing directly to advertisers and generating additional advertising revenue through an in-house team of direct ads salespeople. However, at the end of the second quarter of 2008 we decided to suspend this business initiative, and by the end of the third quarter of 2008 we no longer employed a sales staff. We initially saw promise in this area, with the belief that our Web properties would see RPM increases as a result of direct ad sales. However, at the end of the second quarter of 2008, we decided not to pursue that strategy and to instead focus on selling ads through advertising networks, primarily Google AdSense. This decision allowed us to focus on our core competency – growing the WikiAnswers.com community, growing traffic to our Web properties and monetizing via Google and other ad networks.

Licensing Revenue.  We earn an immaterial portion of our revenues from partners that pay us for providing them with our answer-based services that they then use in their own products, via co-branded Web pages. Revenue from these arrangements are based on various formulas, including fees based on the number of user queries and fixed periodic fees.

Costs and Expenses

Cost of Revenue

Cost of revenue consists of fees to third parties to license content, data center costs, including depreciation of information technology assets, compensation, travel and overhead costs relating to personnel who are engaged in content editing, content integration and production operations ,Web search service fees, ad serving fees, amortization of the cost of acquired software used in our products, and contractual revenue sharing fees to various Web property operators for visitors directed to our Web properties, or traffic acquisition costs. Our cost of revenue, as a percentage of revenue, is expected to increase over the next several quarters as we add our second colocation facility, sometime in the second quarter of 2009. Thereafter, as revenues increase, we generally expect our cost of revenue as a percentage of revenue to decrease, since many of its components, such as content licensing, are not directly tied to revenue.

Research and Development Expenses

Research and development expenses consist of compensation, travel and overhead costs of personnel conducting research and development of our products and services, and consulting costs. Our research and development team works primarily on projects to improve and enhance product functionality, quality, performance, user interface, and monetization. We generally expect that our research and development expenses will decline as a percentage of revenue as we grow our revenue.

Community Development, Sales and Marketing Expenses

Community development, sales and marketing expenses consist of compensation, travel and overhead costs of personnel in-charge of developing and encouraging the WikiAnswers.com community of users asking and answering questions and volunteer supervisors, sales and marketing, product management, marketing and market information services, public relations and promotional costs. As a result of our termination of direct ad sales in 2008, we expect that the primary future growth in this expense line item will be in the area of WikiAnswers.com community development. We generally expect that our sales, marketing and community development expenses will decline as a percentage of revenue as we grow our revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, travel and overhead costs for financial, legal, human resource, and other administrative personnel, professional services, including investor relations, legal, accounting, payroll and other consulting fees, insurance fees, amortization of domain names, and other general corporate expenses. We generally expect that our general and administrative expenses will decline as a percentage of revenue as we grow our revenue.

Overhead Costs

Overhead costs consist primarily of rent, telecommunications, utilities and depreciation expenses.

Stock-Based Compensation

New employees typically receive stock option awards within three months of their start date. From time-to-time, we also grant additional stock option awards to existing employees and directors. We account for stock-based awards under SFAS No. 123 (revised 2004), “Share-Based Payment”, or SFAS 123R, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period awards are expected to vest. Costs resulting from stock-based compensation are part of our compensation expense and are included in the operating expense categories in our Statements of Operations.

Impact of Currency Fluctuations

The dollar cost of our operations in Israel is heavily influenced by changes in the value of the dollar in relation to the New Israeli Shekel (“NIS”), mostly due to the NIS-based salaries of our Israel-based employees. In the first quarter of 2009, the average value of the dollar increased 12%, as compared to its value in the same quarter in the prior year, which should have resulted in lower dollar value of expenses. However, we entered into option and forward contracts to hedge some of our NIS-based expenses. These derivatives were not designated as hedging instruments under the rules of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, and therefore, the net gains (losses) arising from these derivatives are recognized in operating expenses as they occur. Such gains (losses) amounted to a loss of $127 thousand in the first quarter of 2009 and a gain of $38 thousand in the first quarter of 2008.

We expect our NIS-based expenses in 2009, to at least remain at 2008 levels, which approximated $6.5 million, thus, if the dollar continues to fluctuate as compared to the NIS, we will experience further fluctuation in the dollar amount of our NIS-based expenses.

Termination fees and write-off of cost relating to the terminated Lexico acquisition and abandoned follow-on offering

In the first quarter of 2008, we recorded a charge of $2,543 thousand consisting of $1,618 thousand of accounting, legal, banking, consulting and travel costs we incurred in 2007 and in the first quarter of 2008, in connection with the terminated acquisition of Lexico and abandoned follow-on offering of securities, and $925 thousand relating to termination fees we paid as a result of the termination of the acquisition and a Securities Purchase Agreement with an institutional investor, for the optional purchase and sale of $8.5 million of our senior secured convertible notes. A summary of the events that led to the termination of the acquisition and financing follows:

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

Interest Income (Expense), Net

Interest income (expense), net, is comprised of interest income earned on cash, cash equivalents and investment security balances, interest expense on capital leases, and amortization of deferred costs we incurred in connection with the issuance of the Series B Unit Warrant, in June 2008.

Other Income (Expense), Net

Other income (expense), net, is comprised of foreign currency gains and losses.

Loss Resulting from Fair Value Adjustment of Series A Warrants and Warrant to Purchase Units of Series B Preferred Stock and Warrants

The Series A Warrants and the Series B Unit Warrant, which are components of a transaction with Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively, “Redpoint”) that took place on June 16, 2008, are revalued each reporting date. Any change to their fair value is recorded as a gain or loss in the statement of operations. Background regarding the transaction with Redpoint follows.

Redpoint Financing

On June 16, 2008, pursuant to a private placement of our securities, Redpoint purchased $6,000,000 of our Series A Convertible Preferred Stock (60,000 shares), convertible into 1,333,333 shares of common stock at an initial conversion price of $4.50 per share, along with Common Stock Purchase Warrants exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share (“Series A Warrants”). In conjunction therewith, Redpoint also received a warrant, exercisable until June 16, 2009, to purchase units of up to $7 million of Series B Convertible Preferred Stock (70,000 shares) and Common Stock Purchase Warrants exercisable for 636,364 shares of common stock (“Series B Warrants”). The warrant to purchase units of Series B Convertible Preferred Stock and Series B Warrants is referred to as the “Series B Unit Warrant”. The Series B Convertible Preferred Stock is initially convertible into 1,272,727 shares of common stock at an initial conversion price of $5.50 per share. The Series B Warrants have an exercise price of $6.05 per share.  After deducting placement agent fees and legal expenses, our net proceeds from the private placement were $5,380,000. This transaction is collectively referred to as the “Redpoint Financing”. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Series A Warrants and the Series B Warrants are collectively referred to as the “Redpoint Securities”.

The Series A Convertible Preferred Stock has the rights and preferences set forth in our Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock, which, as of its date of filing on June 16, 2008, amended our Amended and Restated Certificate of Incorporation. The Series B Convertible Preferred Stock, if purchased by Redpoint pursuant to the Series B Unit Warrant, will have similar rights and preferences as the Series A Convertible Preferred Stock. For a detailed description of the rights and preferences of the Series A Convertible Preferred Stock, we refer you to the notes to the financial statements included in our annual report on form 10-K filed on March 9, 2009.

In connection with the Redpoint Financing, Redpoint received the right to appoint an individual to serve as a voting member of our board of directors. If Redpoint exercises the Series B Unit Warrant and meets certain ownership requirements, it will be entitled to appoint a second member to our board.

In connection with the private placement, we entered into a registration rights agreement with Redpoint, pursuant to which we agreed to register with the SEC, for resale, the common stock underlying the Series A Convertible Preferred Stock and the Series A Purchase Warrants. In connection with the registration rights agreement, we agreed to pay a penalty of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price, as partial liquidated damages, for certain default events and subject to certain circumstances. The partial liquidated damages will trigger if the registration statement filed with the SEC on July 30, 2008, and declared effective on September 16, 2008, ceases to remain continuously effective.

Income Tax Benefit (Expense), Net

Our effective tax rate differs from the statutory federal rate due to differences between income and expense recognition prescribed by income tax regulations and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating and amortizing property, equipment and intangible assets and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of state and local taxes and foreign income from our wholly owned subsidiary. At March 31, 2009, our deferred tax assets were almost entirely fully offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to transpire.

Our Israeli subsidiary had net income in 2008 and 2007, resulting from services we receive from the Israeli subsidiary. The Israeli subsidiary charges us for research & development and certain management services it provides us, plus a profit margin ranging from 6.3% to 12.5%. However, the subsidiary is an “approved enterprise” (and a “beneficiary enterprise” as later amended in amendment No. 60 to the Investment Law) under Israeli law, which means that income arising from the subsidiary’s approved research & development activities, is subject to zero tax under the “alternative benefit” path for a period of ten years. Management services are taxable at the Israeli corporate tax rate in effect at the time (26 % and 27% in 2009 and 2008, respectively). Currently, the subsidiary operates under two separate “approved enterprise” plans, ending December 31, 2009 and December 31, 2014, respectively and a “beneficiary enterprise” plan ending December 31, 2017.  After the close of the first approved enterprise plan in 2009, the subsidiary will have to pay taxes at the regular corporate income tax rate on the relative proportion of taxable income attributable to the first approved enterprise plan. In the event of distributions by the subsidiary to the parent, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax to be withheld at source on the amounts of such distribution received. At present, we do not plan on having the subsidiary distribute a dividend to Answers Corporation.

Revenue

	Three Months Ended March 31,
	2009	2008	Change
	($ - in thousands)

WikiAnswers.com advertising revenue	3,162	1,185	1,977
Answers.com advertising revenue	1,567	1,828	(261)
Answers services licensing revenue	18	18	-

	4,747	3,031	1,716

Revenue increased $1,716 thousand, or 57%, to $4,747 thousand for the quarter ended March 31, 2009 from $3,031 thousand for the quarter ended March 31, 2008.

WikiAnswers.com advertising revenue in the first quarter of 2009 increased $1,977 thousand, or 167%, compared to the same quarter in 2008, due to increases in traffic.  WikiAnswers.com average daily page views in the first quarter of 2009 were 5,337,000, an increase of 183% compared to the average daily page views of 1,885,000 in the same quarter in 2008. We believe that the dramatic growth that WikiAnswers.com has experienced is primarily due to the unique dynamics of the site. As our database of questions and answers grows, we draw new traffic, primarily from SEO, which in turn results in the creation of new questions and answers, or new content, which in turn drives additional growth. This is a self-perpetuating growth model. Notwithstanding our belief in this growth model, we believe that as WikiAnswers.com grows larger, our rate of growth will decelerate as compared to the rates we have experienced to date. The growth in revenue from traffic growth that we experienced in the first quarter of 2009 as compared to the same quarter in 2008 was partially offset by a decrease in our RPM. The WikiAnswers.com RPM in the first quarter of 2009  was $6.58, a decrease of 5% compared to the RPM of $6.91 in the same quarter in 2008. We have found that this metric often moves up or down moderately due to many factors including how we are evaluated by our advertising partners. Further, we believe, the general economic downturn has also influenced the RPM.

Answers.com advertising revenue in the first quarter of 2009 decreased $261 thousand, or 14%, compared to the same quarter in 2008. The decrease was the result of decreased traffic and lower RPM.  Answers.com average daily page views in the first quarter of 2009 were 2,982,000, a decline of 8% compared to the average daily page views of 3,225,000 in the same quarter in 2008. The decline in traffic is primarily due to the fact that we have not added significant amounts of new content into Answers.com since July 2007, the date that Google made a change to its search algorithm that significantly impacted Answers.com traffic, reducing our overall traffic by approximately 28% based on the average traffic directed to Answers.com from Google for the week prior to the adjustment as compared to the week after. Prior to such Google algorithm change, we operated on the premise that adding rich unique content to Answers.com positively impacted the site’s traffic growth, guided by the principle that rich unique content was highly valued by the search engines and their content indexing programs. While Answers.com still receives significant SEO traffic to its rich content pages, the Google algorithm change caused us to doubt whether licensing additional content would yield a positive return. Thus, we have not added any significant new content into Answers.com since the Google algorithm change. However, since such time, we ran certain tests on Answers.com that have led us to believe that adding content may, once again, be a viable way to grow traffic, thus, we are planning on licensing new content in order to grow Answers.com. Notwithstanding, given the significance of the opportunity we believe we have with WikiAnswers.com, we do not expect to invest significant amounts of resources, above current levels, to implement a strategy of licensing new content.

The Answers.com RPM in the first quarter of 2009 was $5.84, a decrease of 6%, compared to the RPM of $6.23 in the same quarter in 2008. The elimination of direct ad sales, which were $231 thousand in the first quarter of 2008, at the end of the third quarter of 2008, caused the RPM to decline, however eliminating direct ad sales also contributed to expense savings that is discussed further, later in this report. Additionally, we believe, the general economic downturn also influenced the RPM. Finally, we have found that this metric often moves up or down moderately due to many factors including how we are evaluated by our advertising partners.

Revenue Trends by Web Property

The following table illustrates the historical trends of our two Web properties’ average daily page views, revenues and RPMs, by quarter, beginning the first quarter of 2008:

	2008				2009
	Q1	Q2	Q3	Q4	Q1
Ad Revenue ($ - in thousands)

Answers.com	1,828	1,485	1,579	1,730	1,567
WikiAnswers.com	1,185	1,500	1,960	2,879	3,162
Total	3,013	2,985	3,539	4,609	4,729

Answers.com	61%	50%	45%	38%	33%
WikiAnswers.com	39%	50%	55%	62%	67%
Total	100%	100%	100%	100%	100%

Traffic – Average Daily Page Views

Answers.com	3,225,000	2,641,000	2,666,000	3,027,000	2,982,000
WikiAnswers.com	1,885,000	2,318,000	3,094,000	4,350,000	5,337,000
Total	5,110,000	4,959,000	5,760,000	7,377,000	8,319,000

Answers.com	63%	53%	46%	41%	36%
WikiAnswers.com	37%	47%	54%	59%	64%
Total	100%	100%	100%	100%	100%

RPM
Answers.com	$6.23	$6.18	$6.44	$6.21	$5.84
WikiAnswers.com	$6.91	$7.11	$6.89	$7.19	$6.58

Since we purchased WikiAnswers.com in November 2006, the website has grown significantly, each quarter, both in terms of traffic and revenue. Conversely, beginning the third quarter of 2007, when we experienced a drop in our traffic to Answers.com due to a search engine algorithm adjustment by Google, Answers.com’s traffic and revenue have been in decline. We expect the aforesaid trends of our individual Web properties to continue in 2009.

The current general economic downturn may result in fewer page views that result in commercial activities by our users, and may cause advertisers to reduce the amount they spend on online advertising. These potential developments could have a significant negative impact on the RPM of both our Web properties. In fact, our RPM has shown some decline in the first quarter of 2009, as compared to the preceding quarter. We attribute the decline early in the quarter to seasonality, with weakness later in the quarter, we believe, related to the economy.   Further, in April 2009, we experienced further downward pressure on our RPMs. As a result of the aforesaid trend, we anticipate a decline in RPMs in the second quarter as compared to the first quarter of 2009. Notwithstanding, we believe that, to date, we have been better insulated from the economic downturn than many other content websites due to the fact that the overwhelming majority of our ad revenue is earned from CPC ads, which appear to have been less negatively impacted by the economic downturn than CPM ads.

Additionally, our CPC revenue, which is earned through Google, is governed by our GSA, which is scheduled to expire on January 31, 2010. Renewal of the GSA on terms less favorable to us than the current terms, including the revenue-share percentage, could result in a significant reduction in CPC ad revenue.

We do not expect the current general economic downturn to affect our expected overall growth in traffic.

Costs and Expenses

Cost of Revenue

	Three Months Ended March 31,
	2009	2008	Change
	($ - in thousands)

Cost of revenue	1,059	1,393	(334)

Cost of revenue decreased $334 thousand, or 24%, to $1,059 in the first quarter of 2009, from $1,393 in the first quarter of 2008. The change in cost of revenue was due primarily to the following factors: Amortization expense from intangible technology assets we purchased in connection with the Brainboost acquisition that took place in December 2005 decreased $223 thousand, because we wrote off the Brainboost Answer Engine on May 25, 2008, thus there was no amortization in the first quarter of 2009. Additionally, there was a decrease in data center costs, including depreciation of information technology assets, of $202 thousand, due to migrating to our first, colocation facility during the latter half of 2008, rather than managed hosting. In a colocation facility, many of the tasks that were handled by the managed hosting provider are now handled by our employees, thus the fees we pay are lower. There was also a $14 thousand decrease in compensation costs, excluding stock based compensation, and a $12 thousand decrease in stock based compensation. The aforesaid decreases were partially offset by increases in content licensing costs of $106 thousand and increases in recruitment fees of $28 thousand. The increase in content fees was mostly due to unusually low content expense in the first quarter of 2008, as a result of the resolution of a contingency, at such time.

Our intentions have always been to operate two colocation facilities. The fact that only our first facility was operational in the first quarter of 2009 resulted in compensation and data center expense levels which were lower than the levels that we anticipate once the second facility is operational, sometime in the second quarter of 2009.

Research and Development Expenses

	Three Months Ended March 31,
	2009	2008	Change
	($ - in thousands)

Research and development	873	875	(2)

Research and development expenses decreased $2 thousand to $873 thousand in the first quarter of 2009 from $875 thousand in the first quarter of 2008. The change in research and development expenses was due primarily to a decrease of $25 thousand in stock based compensation offset by increased compensation costs, excluding stock based compensation, of $6 thousand, and increased travel and conferences of $11 thousand.

Community Development, Sales and Marketing Expenses

	Three Months Ended March 31,
	2009	2008	Change
	($ - in thousands)

Community development, sales and marketing	499	762	(263)

Community development, sales and marketing expenses decreased $263 thousand or 35%, to $499, in the first quarter of 2009, from $762 in the first quarter of 2008. The primary reason for the decrease was that compensation related expenses, excluding  stock based compensation, decreased $214 thousand, and stock based compensation decreased $56 thousand, due to the termination of our direct ad sales team in the second and third quarters of 2008. At the end of the second quarter of 2008 we decided to abandon direct ad sales, and by the end of the third quarter of 2008, all of our direct sales staff left the Company. On the other hand, due the growth we are experiencing in WikiAnswers.com, over the second half of 2008 we hired 5 employees in the area of Community Development, and in the first quarter of 2009, we hired one additional employee in this area.  We expect that the primary future growth in this expense line item will be in the area of WikiAnswers.com community development.

General and Administrative Expenses
	Three Months Ended March 31,
	2009	2008	Change
	($ - in thousands)

General and administrative	1,219	1,131	88

General and administrative expenses increased $88 thousand, or 8%, to $1,219 thousand in the first quarter of 2009 from $1,131 thousand in the first quarter of 2008. The change in general and administrative expenses was due primarily to the following factors: Compensation costs, excluding stock based compensation, increased by $79 thousand mainly due to a management bonus accrual of $55 thousand, while stock based compensation increased by $22 thousand. The aforesaid increase was partially offset by a decrease of $38 thousand in accounting and legal fees.

Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering

	Three Months Ended March 31,
	2009	2008	Change
	($ - in thousands)

Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	-	2,543	(2,543)

In the first quarter of 2008, we recorded a charge of $2,543 thousand for various costs and fees we incurred in connection with the terminated acquisition of Lexico and the abandoned follow-on offering of securities.

Interest Income (Expense), Net

	Three Months Ended March 31,
	2009	2008	Change
	($ - in thousands)

Interest income (expense), net	(87)	55	(142)

Interest income (expense), net decreased $142 thousand to $(87) thousand expense, net, in the first quarter of 2009, from $55 thousand income, net, in the first quarter of 2008. The change in interest income (expense), net, resulted from the amortization of $363 thousand of transaction costs that we incurred in connection with the Series B Unit Warrant in June 2008. In the first quarter of 2009, the amortization of such transaction costs amounted to $90 thousand. Further, interest earned from our cash balance in the first quarter of 2009 was $6 thousand, compared to interest of $55 thousand earned, during the first quarter of 2008. The reduction in interest income earned on our cash balances was the result of lower short-term interest rates.

Other Income (Expenses), Net

	Three Months Ended March 31,
	2009	2008	Change
	($ - in thousands)

Other income (expense), net	15	(38)	53

Other income (expense), net, in the first quarter of 2009 was $15 thousand income, net, compared to $(38) thousand expense, net, in the first quarter of 2008. Other income (expense), net, results from foreign currency net gains and losses.

Gain Resulting from Fair Value Adjustment of Series A Warrants and Warrant to Purchase Units of Series B Preferred Stock and Warrants

	Three Months Ended March 31,
	2009	2008	Change
	($ - in thousands)

Gain Resulting from Fair Value Adjustment of Series A Warrants and Series B Unit Warrant	2,010	-	2,010

The Series A Warrants and the Series B Unit Warrant are revalued each reporting date, and any change to their fair value is recorded in the statement of operations. The primary reason for the decrease in the value of these liabilities in the first quarter of 2009 was the decrease in the market value of our common stock between December 31, 2008, and March 31, 2009, from $7.13 to $6.37.

Income Tax Benefit (Expense), Net

	Three Months Ended December 31,
	2009	2008	Change
	($ - in thousands)

Income tax benefit (expense), net	6	(11)	17

Income tax benefit (expense), net increased by $17 thousand for the quarter ended March 31, 2009, as compared to the same period in 2008. The tax benefit for the quarter ended March 31, 2009 was primarily the result of the recognition of a $52 thousand deferred tax asset on behalf of our Israeli subsidiary. This tax benefit was primarily offset by an income tax expense of $30 thousand related to estimated alternative minimum income taxes for U.S. federal taxes as well as the additional recording of approximately $5 thousand of Israel current tax expense as compared to the same period last year.

We had net operating loss carryforwards, or NOLs, for federal income tax purposes of approximately $59 million at December 31, 2008, and approximately $54 million at December 31, 2007. The federal net operating losses will expire if not utilized on various dates from 2019 through 2028. Because we have experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on our ability to use at least $32 million of these carryforwards. We estimate that the annual limitation on the use of such $32 million of our NOLs is approximately $1.8 million per year. Any unused portion of the $1.8 million annual limitation applicable to our restricted NOLs is available for use in future years until such NOLs are scheduled to expire. The recent Redpoint Financing and other financing events that transpired since October 2004 may further impact our ability to use our NOLs, however, since we have not conducted a Section 382 Study since October 2004 we cannot make that determination. At December 31, 2008, our Israeli subsidiary has capital loss carryforwards of approximately $775 thousand that can be applied to future capital gains for an unlimited period of time under current tax rules.

We file U.S. federal, various state & local and foreign income tax returns. Answers Corporation is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2005 and New York State and City income tax examinations for years prior to 2006. In September 2008, the Israeli income tax authorities completed its audit of our Israeli subsidiary for the tax years 2004 through 2006, resulting in no adjustments.

Liquidity and Capital Resources

Historically, our principal sources of liquidity were our cash inflows from revenues and funds that were raised through various financing events that took place through June 2008. In the first quarter of 2009, our principal source of liquidity was our cash inflows from operations, and we also expect that to be our principal source of liquidity going forward. We further expect that such cash inflows from operations will be sufficient to fund our capital expenditures. Further, if Redpoint exercises their Series B Unit Warrant, of up to $7 million, between now and June 16, 2009, our liquidity will be further strengthened in 2009.

	Three Months Ended March 31,
	2009	2008
	($ - in thousands)

Net cash provided by (used in) operating activities	1,241	(1,808)
Net cash (used in) provided by investing activities	(219)	456
Net cash used in financing activities	(102)	-

Operating Activities

Net income in the first quarter of 2009 was $3,041 thousand, and net cash provided by operations was $1,241 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling item is the non-cash gain resulting from the fair value adjustment of the Series A Purchase Warrants and Series B Unit Warrant of $2,010 thousand.

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

Investing Activities

Net cash used in investing activities of $219 thousand, in the first quarter of 2009, is attributable to cash used for capital expenditures of $212 thousand, and cash used to increase long-term deposits of $7 thousand.

Net cash provided by investing activities of $456 thousand, in the first quarter of 2008, is attributable to the proceeds from the sale of investment securities of $700 thousand, less cash used for capital expenditures of $231 thousand, and cash used to increase long-term deposits of $13 thousand.

Financing Activities

Cash flow used in financing activities of $102 thousand in the first quarter of 2009, stems from a $91 thousand dividend payment and a $19 thousand repayment of a capital lease obligation, less $8 thousand of net proceeds from the exercise of stock options.

There was no cash flow from financing activities in the first quarter of 2008.

Future Operations

Based on our current cash and cash equivalent levels and expected cash flow from operations, we believe we have sufficient cash and cash equivalents to meet our working capital and operating requirements for the next twelve months, irrespective of whether we receive additional funding upon exercise of the Series B Unit Warrant. Further, in estimating our expected cash flow during the next twelve months, we have considered the current general economic downturn and its impact on our future revenue, as discussed in the earlier revenue discussion.

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

As a result of the Redpoint Financing in June 2008, we raised net proceeds of approximately $5.4 million, significantly improving our cash position. As part of the Redpoint Financing, Redpoint received the Series B Unit Warrant, which is exercisable at any time until June 16, 2009, for up to $7 million of Series B Convertible Preferred Stock (70,000 shares) and Series B Purchase Warrants. The Series A Preferred Stock contains a redemption provision which allows the holder of a majority of the Series A Preferred Stock to request redemption, at any time on or after June 16, 2014, of all or any part of the outstanding Series A Preferred Stock. If issued, the Series B Preferred Stock would have a similar redemption provision.

Off-Balance Sheet Arrangements

Except for the Series A Warrants described in the footnotes to the accompanying financial statements, we have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2008 and 2007, and our unaudited consolidated financial statements for the quarters ended March 31, 2009 and 2008, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

We evaluate our long-lived tangible and intangible assets for impairment in accordance with SFAS 142, with the annual goodwill impairment testing date set at September 30. Further, in accordance with SFAS 144, we also evaluate our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. While we use available information to prepare our estimates and to perform impairment evaluations, the completion of annual impairment tests requires significant management judgments and estimates.

As of March 31, 2009, we determined that there were no events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable; therefore, there was no need to evaluate the recoverability or compute impairment of our long-lived assets.

Accounting for Stock-based Compensation

We account for stock-based awards under SFAS 123R, which requires measurement of compensation cost for stock-based awards at fair value on date of grant and recognition of compensation over the service period awards are expected to vest. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

We determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which requires significant assumptions regarding to the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We estimate our expected stock volatility based on our own historical stock volatility rates. Had we made different assumptions about our stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense, and our net income (loss) and net earnings (loss) per share amounts could have been significantly different, in the first quarters of 2009 and 2008.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2009, we have fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate US taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109”, or FIN 48, prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under FIN 48, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities.

Redpoint Financing

In accounting for the Redpoint Financing, the proceeds were first allocated to the Series B Unit Warrant, which was classified as a current liability, based on its fair value, and the residual amount was allocated among the Series A Convertible Preferred Stock and the Series A Warrants based on their relative fair values, all in accordance with the guidance in SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and EITF 00-19, ”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Series B Unit Warrant has been revalued at each reporting date, since its inception, and will continue to be revalued until such time that it is exercised or expires. Additionally, as a result of the adoption of EITF 07-5, effective January 1, 2009 (see Recently Issued Accounting Pronouncements below, for further details), and due to the down-round protection of the Series A Warrants, such warrants are to be separately accounted for as a derivative under SFAS 133 and will no longer be recorded in equity but rather as a liability.

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

The Series A Convertible Preferred Stock issued as part of the Redpoint Financing contains an embedded conversion option which could possibly require separate accounting under SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). According to paragraph 12(a) of SFAS 133, in order to determine whether separate accounting is required, one has to evaluate whether the economic characteristics and risks of the conversion option are closely related to the host contract, and the nature of the host contract.  We exercised judgment and evaluated this matter in accordance with EITF Topic D-109, "Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No.133" (Topic D-109). Topic D-109 conveys the SEC staff's views on determining whether the characteristics of a host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. In evaluating an embedded derivative feature for separation under SFAS 133, the consideration of the economic characteristics and risks of the host contract should not ignore the stated or implied substantive terms and features of the hybrid financial instrument. We considered various factors including, redemption provisions, stated rate, voting rights, whether returns are discretionary or mandatory, collateral requirements, participation in residual earnings and liquidation preferences, in making our determination that the host contract was more akin to equity. The most important factor that led us to the conclusion that the host contract was more akin to equity was the fact that the redemption feature was not mandatory or likely to occur. Had we determined that the host contract was more akin to debt and not equity it would have impacted the accounting for the host contract and the embedded conversion option and could have had a material impact on our financial statements.

Recently Issued Accounting Pronouncements

On April 9, 2009, the Financial Accounting Standards Board (FASB) issued FSP FAS 157-4, ”Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (SFAS 157), when the volume and level of activity for the asset or liability have significantly decreased and provides additional guidance on the SFAS 157 disclosure requirements. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and should be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP FAS 107-1 and APB 28-1 apply to all financial instruments within the scope of SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (SFAS 107), held by publicly traded companies. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, ”Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows

Table of Content

Quarterly Results

The following table sets forth our historical quarterly consolidated statement of operations data and certain non-GAAP financial measures beginning 2008. You should read this information together with our consolidated financial statements and the related notes appearing elsewhere in our filings. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarter Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008	Mar. 31, 2009
	(in thousands, except page view and RPM data)
Revenues:
Advertising revenue	$3,013	$2,985	$3,539	$4,609	$4,729
Answers services licensing	18	18	24	21	18

	3,031	3,003	3,563	4,630	4,747
Costs and expenses:
Cost of revenue	1,393	1,416	945	887	1,059
Research and development	875	929	866	812	873
Sales and marketing	762	933	563	476	499
General and administrative	1,131	1,198	1,311	1,159	1,219
Write-off of the Brainboost Answers Engine	—	3,138	—	—	—
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	2,543	—	—	—	—

Total operating expenses	6,704	7,614	3,685	3,334	3,650

Operating loss	(3,673)	(4,611)	(131)	1,296	1,097
Interest income (expense), net	55	18	(43)	(86)	(87)
Other income (expense), net	(38)	(11)	11	57	15
Gain (loss) resulting from fair value adjustment of Series A Warrants and warrant to purchase units of Series B preferred stock and warrants	—	—	(2,056)	(3,131)	2,010

Loss before income taxes	(3,655)	(4,604)	(2,210)	(1,864)	3,035
Income tax benefit (expense), net	(11)	(15)	91	17	6

Net income (loss)	$(3,667)	$(4,619)	$(2,119)	$(1,847)	$3,041

Other Data:
Adjusted EBITDA(1)	$(181)	$(670)	$520	$1,950	$1,744
Answers.com average daily page views	3,225,000	2,641,000	2,666,000	3,027.000	2,982,000
WikiAnswers.com average daily page views	1,885,000	2,318,000	3,094,000	4,350,000	5,337,000
Answers.com RPM	$6.23	$6.18	$6.44	$6.21	$5.84
WikiAnswers.com RPM	$6.91	$7.11	$6.89	$7.19	$6.58

(1)       We define Adjusted EBITDA as net earnings before interest, gain (loss) resulting from fair value adjustment of Series A Warrants and warrant to purchase units of Series B preferred stock and warrants, taxes, depreciation, amortization, stock-based compensation, foreign currency exchange rate differences and certain non-recurring revenues and expenses.

We use Adjusted EBITDA as an additional measure of our overall performance for purposes of business decision-making, developing budgets and managing expenditures. It is useful because it removes the impact of our capital structure (interest expense and gain (loss) resulting from fair value adjustment of Series A Warrants and warrant to purchase units of Series B preferred stock and warrants), asset base (amortization and depreciation), stock-based compensation expenses, taxes, foreign currency exchange rate differences and certain non-recurring revenues and expenses from our results of operations. We believe that the presentation of Adjusted EBITDA provides useful information to investors in their analysis of our results of operations for reasons similar to the reasons why we find it useful and because these measures enhance their overall understanding of the financial performance and prospects of our ongoing business operations. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods, and peer companies in our industry.

More specifically, we believe that removing these impacts is important for several reasons:

•
Amortization of Intangible Assets. Adjusted EBITDA disregards amortization of intangible assets. Specifically, we exclude (a) amortization, and the write-off, of acquired technology from the acquisition of Brainboost Technology, LLC, developer of the Brainboost Answer Engine in December 2005; and (b) amortization of intangible assets resulting from the acquisition of WikiAnswers and other related assets in November 2006. These acquisitions resulted in operating expenses that would not otherwise have been incurred. We believe that excluding such expenses is significant to investors, due to the fact that they derive from prior acquisition decisions and are not necessarily indicative of future cash operating costs. In addition, we believe that the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. While we exclude the aforesaid expenses from Adjusted EBITDA we do not exclude revenues derived as a result of such acquisitions. The amount of revenue that resulted from the acquisition of WikiAnswers and other related assets is disclosed in the revenue discussion of this Item 2. The amount of revenue that resulted from the acquisition of technology from Brainboost is not quantifiable due to the nature of its integration.

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

•
Depreciation, Interest, Loss Resulting from Fair Value Adjustment of Warrant to Purchase Units of Series B Preferred Stock and Warrants, Taxes and Exchange Rate Differences. We believe that, excluding these items from the Adjusted EBITDA measure provides investors with additional information to measure our performance, by excluding potential differences caused by variations in capital structures (affecting interest expense), asset composition, and tax positions.

•
Terminated Lexico Acquisition and Follow-On Offering. Adjusted EBITDA disregards $2,543 thousand in costs associated with our terminated acquisition of Lexico and the cancellation of our follow-on offering. We believe that, excluding these costs provides investors with additional information to measure our performance, by excluding events that are of a non-recurring nature.

Adjusted EBITDA is not a measure of liquidity or financial performance under generally accepted accounting principles and should not be considered in isolation from, or as a substitute for, a measure of financial performance prepared in accordance with GAAP. Investors are cautioned that there are inherent limitations associated with the use of Adjusted EBITDA as an analytical tool. Some of these limitations are:

•	Non-GAAP financial measures are not based on a comprehensive set of accounting rules or principles;

•	Many of the adjustments to Adjusted EBITDA reflect the exclusion of items that are recurring and will be reflected in our financial results for the foreseeable future;

•	Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than us, thus limiting its usefulness as a comparative tool;

•	Adjusted EBITDA does not reflect the periodic costs of certain tangible and intangible assets used in generating revenues in our business;

•	Adjusted EBITDA does not reflect interest income from our investments in cash and investment securities;

•	Adjusted EBITDA does not reflect foreign exchange net gains and losses;

•
Adjusted EBITDA does not reflect interest expense and other cost relating to financing our business, including gains and losses resulting from fair value adjustment of Redpoint Venture’s Series A Warrants and their Warrant to Purchase Units of Series B Preferred Stock and Warrants;

•	Adjusted EBITDA excludes taxes, which are an integral cost of doing business; and

•	Because Adjusted EBITDA does not include stock-based compensation, it does not reflect the cost of granting employees equity awards, a key factor in management’s ability to hire and retain employees.

We compensate for these limitations by providing specific information in the reconciliation to the GAAP amounts excluded from Adjusted EBITDA, as follows:

	Quarter Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008	Mar. 31, 2009
	(in thousands)

Net income (loss)	$(3,667)	$(4,619)	$(2,119)	$(1,847)	$3,041

Interest (income) expense, net	(55)	(18)	43	86	87
Foreign currency (gains) losses	38	11	(11)	(57)	(15)
Income tax (benefit) expense, net	11	15	(91)	(17)	(6)
Depreciation and amortization	448	383	250	248	261
Stock-based compensation	501	420	392	406	386
Write-off of the Brainboost Answers Engine	—	3,138	—	—	—
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	2,543	—	—	—	—
(Gain) loss resulting from fair value adjustment of Series A Warrants and warrant to purchase units of Series B preferred stock and warrants	—	—	2,056	3,131	(2,010)

Adjusted EBITDA	$(181)	$(670)	$520	$1,950	$1,744

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk. Our revenue is denominated solely in U.S. dollars. However, close to half of our expenses (excluding non-cash items such as stock-based compensation and gain (loss) from valuation of Series A Warrants and Series B Warrants) are denominated in New Israel Shekels (NIS). We expect the amount of such NIS denominated expenses to grow in the foreseeable future. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on our results of operations. In addition, to the extent we hold cash and cash equivalents that are denominated in currencies other than the U.S. dollar; we are subject to the risk of exchange rate fluctuations. We often hedge our foreign currency commitments. Such transactions are mainly designed to hedge short term cash flows related to anticipated expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2009, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of March 31, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part 1, Item 1A of our 2008 Annual Report on Form 10-K.

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

ANSWERS CORPORATION
(Registrant)

Date: May 6, 2009	By:	/s/ Robert S. Rosenschein

Robert S. Rosenschein
Chief Executive Officer

Date: May 6, 2009	By:	/s/ Steven Steinberg

Steven Steinberg
Chief Financial Officer
(Principal Financial Officer)