Form 10-Q
period 2009-08-05
Answers CORP
filed 2009-08-05
CIK 1283073

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2009

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

Yes      ☐                       No       ☒

The number of the registrant’s shares of common stock outstanding was 7,924,358 as of August 3, 2009.

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

PART I - FINANCIAL INFORMATION

Answers Corporation and Subsidiary

Consolidated Balance Sheets (unaudited, in thousands except share and per share data)

	June 30, 2009	December 31, 2008
	$	$
Assets

Current assets:
Cash and cash equivalents	20,405	11,739
Accounts receivable	1,767	1,680
Prepaid expenses and other current assets	723	818
Deferred tax asset	11	-
Total current assets	22,906	14,237

Long-term deposits (restricted)	264	257

Deposits in respect of employee severance obligations	1,530	1,337

Property and equipment, net of $2,491 and $2,083 accumulated depreciation as of June 30, 2009 and December 31, 2008, respectively	1,997	1,234

Other assets:
Intangible assets, net of $839 and $769 accumulated amortization as of June 30, 2009 and December 31, 2008, respectively	875	994
Goodwill	437	437
Prepaid expenses, long-term, and other assets	239	220
Total other assets	1,551	1,651

Total assets	28,248	18,716

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	434	537
Accrued expenses	689	751
Accrued compensation	924	628
Warrant to purchase units of Series B preferred stock and warrants	-	8,698
Capital lease obligation – current portion	80	78
Deferred revenues	4	16
Total current liabilities	2,131	10,708

Long-term liabilities:
Liability in respect of employee severance obligations	1,681	1,534
Capital lease obligation, net of current portion	65	106
Deferred tax liability	32	26
Series A and Series B Warrants	7,749	-
Total long-term liabilities	9,527	1,666

Commitments and contingencies

Series A and B convertible preferred stock: $0.01 par value; stated value and liquidation preference of $100 per share; 6% cumulative annual dividend; 130,000 and 60,000 shares authorized, issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	1,210	624

Stockholders' equity:
Preferred stock: $0.01 par value; 870,000 and 940,000 shares authorized as of June 30, 2009 and December 31, 2008, respectively, none issued	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 7,924,358 and 7,870,538 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	8	8
Additional paid-in capital	89,201	77,091
Accumulated other comprehensive income (loss)	16	(28)
Accumulated deficit	(73,845)	(71,353)
Total stockholders' equity	15,380	5,718

Total liabilities and stockholders' equity	28,248	18,716

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Operations (unaudited, in thousands except share and per share data)

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	$	$	$	$

Revenues:
Advertising revenue	4,985	2,985	9,714	5,998
Answers service licensing	19	18	36	36
	5,004	3,003	9,750	6,034

Costs and expenses:
Cost of revenue	1,166	1,416	2,225	2,809
Research and development	817	929	1,690	1,804
Community development, sales and marketing	558	933	1,057	1,695
General and administrative	1,248	1,198	2,467	2,329
Write-off of the Brainboost Answer Engine	-	3,138	-	3,138
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	-	-	-	2,543
Total operating expenses	3,789	7,614	7,439	14,318

Operating income (loss)	1,215	(4,611)	2,311	(8,284)

Interest income (expense), net	(362)	18	(449)	73
Other income (expense), net	(9)	(11)	6	(49)
Loss resulting from fair value adjustments of Series A Warrants, Series B Warrants and warrant to purchase units of Series B preferred stock and warrants	(4,385)	-	(2,375)	-

Loss before income taxes	(3,541)	(4,604)	(507)	(8,260)

Income tax expense, net	(78)	(15)	(72)	(26)

Net Loss	(3,619)	(4,619)	(579)	(8,286)

Basic and diluted net loss per common share

Basic	(0.51)	(0.59)	(0.17)	(1.06)
Diluted	(0.53)	(0.59)	(0.18)	(1.06)

Number of shares used in computing net loss per common share

Basic	7,888,530	7,859,890	7,880,645	7,859,890
Diluted	7,920,468	7,859,890	7,896,614	7,859,890

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Cash Flows (unaudited, in thousands)

	Six months ended June 30
	2009	2008
	$	$
Cash flows from operating activities:

Net loss	(579)	(8,286)

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	556	831
Increase in deposits in respect of employee severance obligations	(193)	(292)
Increase in liability in respect of employee severance obligations	149	402
Stock-based compensation to employees and directors	766	921
Write-off of the Brainboost Answers Engine	-	3,138
Write-off of amounts paid in prior periods, relating to the terminated Lexico acquisition and abandoned follow-on offering	-	663
Fair value adjustments of Series A Warrants, Series B Warrants and warrant to purchase Units of Series B preferred stock and warrants	2,375	-
Loss on disposal of property and equipment	6	3
Gains from exchange rate forward contracts, net	-	(90)
Exchange rate gain (losses)	(16)	49
Changes in operating assets and liabilities:
Decrease in accounts receivable, and prepaid expenses and other current assets	336	160
Decrease in prepaid expenses and other assets	20	86
(Increase) decrease in deferred taxes, net	(45)	6
Decrease in accounts payable	(231)	(161)
Increase in accrued expenses and accrued compensation	242	247
Decrease in deferred revenues	(12)	(12)
Net cash provided by (used in) operating activities	3,374	(2,335)

Cash flows from investing activities:
Capital expenditures	(1,078)	(303)
Increase in long-term deposits	(7)	(89)
Proceeds from sales of investment securities	-	700
Net cash (used in) provided by investing activities	(1,085)	308

Cash flows from financing activities:
Repayment of capital lease obligation	(39)	(11)
Dividends paid on preferred shares	(206)	-
Exercise of common stock options	128	-
Redpoint financings, net of issuance costs	6,480	5,380
Net cash provided by financing activities	6,363	5,369

Effect of exchange rate changes on cash and cash equivalents	14	67

Net increase in cash and cash equivalents	8,666	3,409

Cash and cash equivalents at beginning of period	11,739	6,778

Cash and cash equivalents at end of period	20,405	10,187
Supplemental disclosures of cash flow information:

Income taxes paid	76	-

Non-cash investing activities:
Capital expenditures on account	128	-
Acquisition of assets through capital lease obligation	-	239
Non-cash financing activities:
Increase in accrued dividends	-	15
Amortization of discounts on Series A and Series B convertible preferred shares	569	-

The accompanying notes are an integral part of these consolidated financial statements.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Business

Answers Corporation (“the Parent”), a Delaware corporation, and its wholly-owned Israeli subsidiary that engages primarily in research and development services to the Parent (“the Subsidiary”), are collectively referred to as “the Company.” The Parent is a public company and trades on the NASDAQ Capital Market under the symbol “ANSW”.

As of June 30, 2009, approximately $695 thousand of the Company’s net assets were located outside of the United States.

The Company provides answer-based search services to users primarily through its websites, WikiAnswers and ReferenceAnswers. In our reports prior to this quarterly report, we referred to ReferenceAnswers as Answers.com. Beginning with this quarterly report we refer to that property as ReferenceAnswers or ReferenceAnswers.com.

On June 16, 2008, the Company raised $6 million, before related fees and costs, in a private placement offering, and on June 10, 2009 the Company raised an additional $7 million, before related fees and costs, from the exercise of the second tranche warrant of such private placement offering. See Note 3 for further details.

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

The Company has evaluated subsequent events for recognition or disclosure through August 5, 2009, which was the date the Company filed this Form 10-Q with the SEC.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Revenue Recognition

The Company, through its websites WikiAnswers.com and ReferenceAnswers.com, generates revenues via advertising in the form of pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, the Company earns revenue based on the number of clicks associated with such ads. In the paid-for-impression model, the Company’s revenue is derived from the display of ads.

Practically all of the Company’s advertising revenue is obtained through the efforts of third parties rather than through direct contracts with advertisers. The third party is obligated to pay the Company a portion of the revenue it receives from advertisers, as compensation for the Company’s sale of promotional space on its Internet properties. Amounts received from such third parties are reflected as revenue in the period in which such advertising services are provided.

The Company also earns an immaterial amount of revenue from partners that pay the Company for providing them with answer-based services that they then use in their own products, via co-branded web pages.

The Company earned advertising revenue from its two web properties, as follows:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	$ (in thousands)
Advertising revenue

WikiAnswers	3,400	1,500	6,562	2,685
ReferenceAnswers	1,585	1,485	3,152	3,313

	4,985	2,985	9,714	5,998

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Net Loss per Common Share

Basic net loss per share is presented in conformity with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, and computed using the weighted average common shares outstanding during the period. Diluted loss per share includes the effect of dilutive common stock equivalents, consisting of the Series B Warrants, using the treasury stock method. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Series A Warrants, the Series B Unit Warrant, and outstanding share based awards and unrecognized compensation expense, have been excluded from the computation of the diluted loss per common share for the three and six months ended June 30, 2009, as the inclusion of 2,366,009 common shares issuable upon their conversion for the three months ended June 30, 2009, and 2,343,502 common shares issuable upon their conversion for the six months ended June 30, 2009, would have been anti-dilutive. Diluted net loss per share for the three and six months ended June 30, 2008 is the same as basic net loss per share as the inclusion of the Company’s outstanding common stock equivalents would have been anti-dilutive.

The table below presents the computation of basic and diluted net loss per common share:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	$ (in thousands, except share and per share data)		$ (in thousands, except share and per share data)

Basic loss per common share computation

Numerator:
Net loss	(3,619)	(4,619)	(579)	(8,286)
Series A and Series B Convertible Preferred Stock dividends	(115)	-	(206)	-
Amortization of Series A and Series B Convertible Preferred Stock discounts	(321)	-	(569)	-
Net loss attributable to common shares (basic)	(4,055)	(4,619)	(1,354)	(8,286)

Denominator:
Weighted average number of common shares outstanding during the period	7,888,530	7,859,890	7,880,645	7,859,890

Basic net loss per common share	(0.51)	(0.59)	(0.17)	(1.06)

Diluted loss per common share computation

Numerator:
Net loss	(3,619)	(4,619)	(579)	(8,286)
Series A and Series B Convertible Preferred Stock dividends	(115)	-	(206)	-
Amortization of Series A and Series B Convertible Preferred Stock discounts	(321)	-	(569)	-
Loss resulting from fair value adjustment of Series B Warrants	(103)	-	(103)	-
Net loss attributable to common shares (diluted)	(4,158)	(4,619)	(1,457)	(8,286)

Denominator:
Weighted average number of common shares outstanding during the period	7,888,530	7,859,890	7,880,645	7,859,890
Dilutive shares related to Series B Warrants	31,938	-	15,969	-
Diluted common shares outstanding	7,920,468	7,859,890	7,896,614	7,859,890

Diluted net loss per common share	(0.53)	(0.59)	(0.18)	(1.06)

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Derivatives and hedging

The Company accounts for derivatives and hedging based on Statement of Financial Accounting Standards 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivatives meet the definition of a hedge and are so designated, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, firm commitments or forecasted transactions, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is recognized in earnings. Gains (losses) from a derivative’s change in fair value that are not designated as hedges are recognized in earnings.

To mitigate the potential impact of adverse fluctuations in cash flows resulting from forecasted new Israeli shekels (NIS) exchange rates, the Subsidiary hedges portions of its forecasted expenses denominated in NIS with currency forwards and options. The Subsidiary does not speculate in these hedging instruments in order to profit from foreign currency exchanges, nor does it enter into trades for which there are no underlying exposures.

Through April 2009, the Subsidiary’s currency forwards and options were not designated as hedging instruments under the rules of SFAS 133 and, therefore, the net gains (losses) that resulted from such derivatives were recognized in earnings as they occurred.

Starting May 2009, the Subsidiary designated all of its currency hedging activity as cash flow hedges under SFAS 133 as they were all eligible. Thus, in order to comply with the requirements of SFAS 133, the Company documents all relationships between the hedging instruments and hedged items, as well as its risk management objective for undertaking these hedging transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether or not each derivative is highly effective in offsetting changes in fair value of the hedged items.

Gains (losses) from forward and option contracts that were not designated as hedges are included in operating expenses, as follows:

	Three months ended June 30		Six months ended June 30
	2009	2008	2009	2008
	$ (in thousands)		$ (in thousands)

Cost of revenue	4	7	(11)	12
Research and development	18	28	(43)	48
Sales and marketing	5	2	(10)	4
General and administrative	10	15	(26)	26
	37	52	(90)	90

As of June 30, 2009, the notional amount of the Subsidiary’s outstanding forward contracts was approximately $1 million, constituting an asset with a fair value of $44,000. Such asset is included in prepaid expenses and other current assets as the foreign exchange forward contracts mature through September 30, 2009, and the change in fair value has been recorded in equity as accumulated other comprehensive income. The amounts recorded as accumulated other comprehensive income will be reclassified to earnings as the forward contracts mature or if the hedging relationship is deemed ineffective.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Recently Issued Accounting Standards

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" (SFAS 168). Upon adoption, the FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The adoption of SFAS 168 will not have a material impact on the Company’s consolidated financial statements.

Note 3 – Redpoint Financing

General

On June 16, 2008 (the “Initial Closing Date”), pursuant to a private placement of the Company’s securities, Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively “ Redpoint ”) purchased $6,000,000 of the Company’s Series A Convertible Preferred Stock (the “Series A Financing”), initially convertible into 1,333,333 shares of common stock at a conversion price of $4.50 per share (the “Series A Convertible Preferred Stock”), and Common Stock Purchase Warrants exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share (the “Series A Warrants”). Redpoint also received a warrant (the “Series B Unit Warrant”), exercisable until June 16, 2009, to purchase units of up to $7,000,000 of Series B Convertible Preferred Stock and Common Stock Purchase Warrants. After deducting placement agent fees and legal expenses, the Company’s net proceeds from the private placement on June 16, 2008, were approximately $5,380,000.

On June 10, 2009, Redpoint exercised its Series B Unit Warrant and purchased $7,000,000 of the Company’s Series B Convertible Preferred Stock (the “Series B Financing”), initially convertible into 1,272,727 shares of common stock at a conversion price of $5.50 per share (the “Series B Convertible Preferred Stock”), and Common Stock Purchase Warrants exercisable for 636,364 shares of common stock at an exercise price of $6.05 per share (the “Series B Warrants”). After deducting placement agent fees and legal expenses, the Company’s net proceeds from the Series B Financing were approximately $6,480,000.

Transaction costs for both investments were allocated on a pro rata basis, based on the amounts allocated to each of the components of the transaction. Transaction costs relating to the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock have been reflected as a reduction to the proceeds from the issuance of such instruments. Transaction costs relating to the Series B Unit Warrant were deferred and amortized to interest expense over one year, which was the life of the unit warrant. Transaction costs relating to the Series A Warrants were initially reflected as a reduction to the proceeds from the issuance of such instrument and then written off to retained earnings upon adoption of EITF 07-5 (see below). Transaction costs relating to the Series B Warrants have been included in the statement of operations as interest expense for the three and six months ended June 30, 2009.

The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Series A Warrants and the Series B Warrants are collectively referred to as the “Redpoint Securities”. The two transactions, in aggregate, are collectively referred to as the “Redpoint Financings”.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3 – Redpoint Financing (cont’d)

The Series A Convertible Preferred Stock has the rights and preferences set forth in the Company’s Certificate of Designations, which amended the Company’s Amended and Restated Certificate of Incorporation on June 16, 2008. The Series B Convertible Preferred Stock has the rights and preferences set forth in the Company’s Certificate of Designations, which amended the Company’s Amended and Restated Certificate of Incorporation on June 9, 2009 (see Note 5).

In connection with the Redpoint Financings the Company entered into a registration rights agreement with Redpoint, pursuant to which the Company agreed to register with the SEC for resale the common stock underlying the Redpoint Securities. In connection with the registration rights agreements, the Company agreed to pay a penalty of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price, as partial liquidated damages, for certain default events and subject to certain circumstances. The partial liquidated damages may trigger if the registration is not declared effective or ceases to remain continuously effective, as the case may be. On July 30, 2008, following the Series A Financing, the Company filed a registration statement for the registration of shares of common stock issuable upon conversion of Series A Convertible Preferred Stock, and shares of common stock issuable upon exercise of the Series A Warrants, which was declared effective by the SEC on September 16, 2008. On June 15, 2009, following the Series B Financing, the Company filed a registration statement for the registration of shares of common stock issuable upon conversion of Series B Convertible Preferred Stock, shares of common stock issuable upon exercise of the Series B Warrants, and shares of common stock that may be issued as dividends pursuant to the terms of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, which was subsequently declared effective by the SEC on July 28, 2009.

In connection with the Redpoint Financings, Redpoint received the right to appoint two individuals to serve as voting members of the Company’s board of directors.

Accounting for Series A Financing

The $6,000,000 of proceeds from the Series A Financing, were first allocated to the Series B Unit Warrant, which was classified as a liability, based on its fair value, and the residual amount was allocated among the Series A Convertible Preferred Stock and the Series A Warrants based on their relative fair values, all in accordance with the guidance in SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and EITF 00-19, ”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Series A Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in EITF D-98, “Classification and Measurement of Redeemable Securities”, and, prior to January 1, 2009, the Series A Warrants were classified in permanent equity.

In June 2008, the FASB ratified the consensus of EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.  EITF 07-5 responded to practice questions about whether an instrument or embedded feature is indexed to the reporting company’s own stock by establishing a framework for the determinations and by nullifying some previous requirements. The adoption of EITF 07-5’s requirements affects issuers’ accounting for warrants and many convertible instruments with provisions that protect holders from declines in the stock price (“Down-Round” provisions). Warrants with such provisions are no longer recorded in equity, and many convertible instruments with such provisions require “bifurcation” with the conversion option separately accounted for as a derivative under SFAS 133.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3 – Redpoint Financing (cont’d)

Accounting for Series A Financing (cont’d)

As a result of the adoption of EITF 07-5, effective January 1, 2009, and due to the Down-Round Protection of the Series A Warrants, such warrants are separately accounted for as a derivative under SFAS 133 and are no longer recorded in equity but rather as a liability, initially valued at fair value to be revalued at each reporting date.

EITF 07-5 was initially applied by recording a cumulative-effect adjustment to opening retained earnings as of January 1, 2009, to effect the accounting for the Series A Warrants as a liability. The following table summarizes the allocation of the Series A Financing had the Company been subject to the provisions of EITF 07-5 at the Initial Closing Date:

	Series A Convertible Preferred Stock	Series A Warrants	Series B Unit Warrant	Total
	$ (in thousands)

Allocated amount	661	1,828	3,511	6,000
Less: Transaction costs	(69)	(188)	(363)	(620)

	592	1,640	3,148	5,380

On January 1, 2009, the Company recorded a cumulative effect of change in accounting principle as reflected in the following table:

	December 31, 2008	Effect of Adoption of EITF 07-5	January 1, 2009
	$ (in thousands)

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

On June 30, 2009, the Company assessed the fair value of the Series A Warrants as compared to their value as of December 31, 2008 and March 31, 2009. The change in fair value has been included in the statement of operations as loss resulting from fair value adjustment of Series A Warrants, and amounted $878,000 and $395,000 for the three and six months ended June 30, 2009, respectively.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3 – Redpoint Financing (cont’d)

Accounting for Series B Financing

The change in value of the Series B Unit Warrant from January 1, 2009 through June 10, 2009, has been included in the statement of operations as loss resulting from fair value adjustment of warrant to purchase units of Series B preferred stock and warrants, and amounted to approximately $3.6 million and $2.1 million for the three and six months ended June 30, 2009, respectively. On June 10, 2009, Redpoint exercised, in full, the Series B Unit Warrant, which was evaluated at approximately $10.8 million on such date, thus extinguishing this liability from the Company’s balance sheet through a corresponding increase to additional paid-in capital.

The $7 million of proceeds from the Series B Financing, were first allocated to the Series B Warrants which were classified as a liability, based on its fair value, and the residual amount was allocated to the Series B Convertible Preferred Stock, all in accordance with the guidance in SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” and EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. The Series B Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in EITF D-98, “Classification and Measurement of Redeemable Securities”.

Resulting from the allocation of the proceeds as described above, and in comparison to the fair market value of the Company’s common stock on the date of issuance, the effective conversion rate of the Series B Convertible Preferred Stock, represents an additional beneficial conversion value. Thus, the Company recorded an additional discount to the Series B Convertible Preferred Stock, with a corresponding increase in paid-in capital, of $2,868,000, reducing the Series B Convertible Preferred Stock to zero. In accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the aforesaid discount is amortized to paid-in capital over five years from the date of issuance, the earliest redemption date of the stock.

The following table summarizes the allocation of the Series B Financing:

	Series B Convertible Preferred Stock	Series B Warrants	Total
	$ (in thousands)

Allocated amount	3,098	3,902	7,000
Less: Transaction costs	(230)	(290)	(520)

	2,868	3,612	6,480

On June 30, 2009, the Company assessed the fair value of the Series B Warrants as compared to their value on June 10, 2009. The change in fair value has been included in the statement of operations as a gain resulting from fair value adjustment of Series B Warrants, and amounted to $103,000 for the three months ended June 30, 2009.

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

The Company measures its cash equivalents, foreign currency derivative contracts and Series A and B Warrants at fair value. In accordance with SFAS 157, the Company’s cash equivalents are classified within Level 1. This is because the cash equivalents are valued using quoted active market prices. The Company’s foreign currency derivative contracts are classified within Level 2, because they are valued utilizing market observable inputs. The Series A and B Warrants are classified within Level 3 because they are valued using the Black-Scholes model which utilizes inputs that are unobservable in the market and are significant.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$ (in thousands)
Assets
Cash Equivalents - Money Market Funds	19,837	19,837	-	-
Foreign currency derivative contracts (see Note 2)	44	-	44	-
Total Assets	19,881	19,837	44	-

Liabilities
Series A Warrants	3,950	-	-	3,950
Series B Warrants	3,799	-	-	3,799
Total Liabilities	7,749	-	-	7,749

In addition, the Company's financial instruments at June 30, 2009, consisted of cash, accounts receivable, prepaid expenses, deposits in respect of employee severance obligations, security deposits, accounts payable, accrued expenses, accrued compensation and related liabilities, liability in respect of employee severance obligations and deferred revenues. The carrying amounts of all the aforementioned financial instruments, approximate fair value.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4 – Fair Value Measurements (cont’d)

The following table presents a reconciliation of the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157, for the three and six months ended June 30, 2009:

	Level 3
	$ (in thousands)
	Series B Unit Warrant	Series A and B Warrants	Total

December 31, 2008	8,698	-	8,698

Cumulative effect of change in accounting principle – adoption of EITF 07-5	-	3,554	3,554
Fair value adjustment	(1,528)	(482)	(2,010)

March 31, 2009	7,170	3,072	10,242

Exercise of the Series B Unit Warrant	(10,780)	-	(10,780)
Issuance of series B warrants	-	3,902	3,902
Fair value adjustment	3,610	775	4,385

June 30, 2009	-	7,749	7,749

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5 - Series A and B Convertible Preferred Stock (Redeemable)

As a result of Redpoint’s Series A Financing (see Note 3), the Company’s Amended and Restated Certificate of Incorporation has been amended to provide for the issuance of up to 60,000 shares of Series A Convertible Preferred Stock, par value $0.01, of which all were issued with a stated value of $100 per share, pursuant to the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock filed with the State of Delaware on June 16, 2008 (the “Series A Certificate of Designations”).

As a result of Redpoint’s Series B Financing (see Note 3), the Company’s Amended and Restated Certificate of Incorporation has been further amended to provide for the issuance of up to 70,000 shares of Series B Convertible Preferred Stock, par value $0.01, of which all were issued with a stated value of $100 per share, pursuant to the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series  B Convertible Preferred Stock filed with the State of Delaware on June 9, 2009 (the “Series B Certificate of Designations”).

The rights and preferences of the Series A Convertible Preferred Stock are set forth in the Series A Certificate of Designations filed with the State of Delaware on June 16, 2008, as disclosed in the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Series B Certificate of Designations provides for the following rights and preferences:

Dividends

The Series B Convertible Preferred Stock will accrue cumulative dividends at a rate of 6% per annum whether or not dividends have been declared by the Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends.  Dividends may be payable in kind at the option of the Company upon satisfaction of certain conditions.

Voting Rights

The Series B Convertible Preferred Stock shall vote on an as converted basis with the Company’s common stock.  So long as any shares of Series B Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the shares of the Series B Convertible Preferred Stock then outstanding (each holder of Series B Convertible Preferred Stock, a “Holder” and collectively, the “Holders”), (a) alter or change adversely the powers, preferences or rights given to the Series B Convertible Preferred Stock or alter or amend the Certificate of Designations (whether by merger, consolidation or otherwise), (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation senior to or otherwise pari passu with the Series B Convertible Preferred Stock, except for any series of Preferred Stock issued to the Holders, (c) amend its certificate of incorporation or other charter documents (whether by merger, consolidation or otherwise) so as to affect adversely any rights of the Holders, (d) increase or decrease the authorized number of shares of Series B Convertible Preferred Stock, or (e) enter into any agreement with respect to the foregoing.

Liquidation

Upon an event of liquidation, as defined in the Certificate of Designations (a “Liquidation”), the Holders shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series B Convertible Preferred Stock an amount equal to greater of (i) the Stated Value per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any junior securities or (ii) such amount per share as would have been payable had all shares of Series B Convertible Preferred Stock been upon any such Liquidation converted to common stock immediately prior to such Liquidation, in any case, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be distributed among the Holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5 - Series A and B Convertible Preferred Stock (Redeemable) (cont’d)

Conversion at Option of Holder

Each share of Series B Convertible Preferred Stock shall be convertible into that number of shares of common stock (“Common Stock”) determined by dividing the Stated Value plus any accrued but unpaid dividends thereon (to the extent not already included in the Stated Value) of such share of Series B Convertible Preferred Stock by $5.50 (the “Conversion Price”), at the option of the Holder, at any time and from time to time.

Mandatory Conversion

Beginning December 10, 2010, provided certain conditions are satisfied, if the closing price of the Common Stock equals an average of $16.50 (subject to adjustment for stock splits, reclassifications, combinations and similar adjustments) per share for the 45 consecutive trading days immediately prior to the Automatic Conversion Notice Date (as defined below), and average daily volume of the Common Stock on The NASDAQ Capital Market averages at least $1,000,000 during such measurement period, unless the Holder is prohibited from converting the Series B Convertible Preferred Stock pursuant to certain limitations set forth in the Certificate of Designations, the Company shall have the right to deliver a notice to the Holder (an Automatic Conversion Notice), to convert any portion of the shares of Series B Convertible Preferred Stock then held by the holder into shares of Common Stock at the then-effective Conversion Price.

Redemption

At anytime on or after June 16, 2014, upon written request by the majority of the Holders, the Company shall redeem all or any portion of the then outstanding Series B Convertible Preferred Stock, for an amount in cash equal to the sum of (i) 100% of the aggregate Stated Value then outstanding and (ii) accrued but unpaid dividends (to the extent not already included in Stated Value) and (iii) all liquidated damages and other amounts due in respect of the Series B Convertible Preferred Stock.

Subsequent Equity Sales

If the Company, at any time while the Series B Convertible Preferred Stock is outstanding, shall sell or grant any option to purchase or otherwise dispose of or issue any Common Stock or Common Stock equivalents entitling any person to acquire shares of Common Stock, at an effective price per share less than the then effective Conversion Price, then, the Conversion Price shall be adjusted on a broad weighted average basis, as defined in the Redpoint Financing agreement.

Participation Rights

At any time while the Series B Convertible Preferred Stock is outstanding (or the Common Stock issuable or issued upon conversion thereof) and the Holders or their affiliates collectively hold a majority of the outstanding Series B Convertible Preferred Stock (or the Common Stock issuable or issued upon conversion thereof) purchased by the Holders, each Holder shall have a right to participate pro rata with respect to the issuance or possible issuance by the Company of any future equity or equity-linked securities or debt which is convertible into or exercisable or exchangeable for equity or in which there is an equity component on the same terms and conditions as offered by the Company to the other purchasers of such securities.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5 - Series A and B Convertible Preferred Stock (Redeemable) (cont’d)

The following table summarizes the changes in the Series A and B Convertible Preferred Stock during the six-month period ending June 30, 2009:

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Total
	$ (in thousands)

December 31, 2008	624	-	624

Cumulative effect of change in accounting principle – adoption of EITF 07-5 (see Note 3)	17	-	17
Issuance of Series B Convertible Preferred Stock	-	7,000	7,000
Issuance costs	-	(230)	(230)
Discount resulting from the issuance of the Series B Warrants	-	(3,902)	(3,902)
Discount resulting from the Beneficial Conversion Feature	-	(2,868)	(2,868)
Amortizations of discounts during the period	495	74	569

June 30, 2009	1,136	74	1,210

The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock accrue cumulative dividends at a rate of 6% per annum whether or not dividends have been declared by the Company’s Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends. Due to the Company’s decision to pay Series A Convertible Preferred Stock dividends accrued through September 30, 2008, in the form of additional shares of Series A Convertible Preferred Stock, the dividend accrual through such date is reflected as an increase in the stated value of the Series A Convertible Preferred Stock with a corresponding decrease in the additional paid-in capital. All Convertible Preferred Stock dividends subsequent to September 30, 2008, were paid in cash.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 – Stockholders’ Equity

General

The following table summarizes the changes in the Company’s stockholders’ equity during the six-month period ending June 30, 2009:

$ (in thousands)

December 31, 2008	5,718

Stock-based compensation	766
Amortizations of discounts from the Redpoint Financings for the six months ended June 30, 2009	(569)
Dividends on Series A and Series B Convertible Preferred Stock	(206)
Cumulative effect of change in accounting principle - adoption of EITF 07-5	(3,570)
Reversal of Series B Unit Warrant	10,780
Discount to temporary equity resulting from the Beneficial Conversion Feature in the Series B Financing	2,868
Other comprehensive income	44
Exercise of stock options	128
Net loss for the period	(579)

June 30, 2009	15,380

Common Stock

During the six months ended June 30, 2009, the Company issued a total of 53,820 shares of common stock due to the exercise of 53,820 stock options, for total consideration of $128,000.

Common Stock Warrants

In addition to the Series A Warrants and Series B Warrants discussed in Note 3, as of June 30, 2009 there were 1,155,591 outstanding common stock warrants with a weighted average exercise price of $16.17. All warrants are exercisable immediately. In April 2009, 2,172 warrants expired. No warrants were exercised during the six months ended June 30, 2009.

Stock Options

During the six months ended June 30, 2009, the Company granted a total of 58,200 stock options to its employees at an average exercise price of $8.14 per share. Additionally, during the same period, 53,820 stock options were exercised.

The total fair value of stock options vested during the three and six months ended June 30, 2009, amounted to $380,000 and $766,000, respectively, and was recorded as stock-based compensation expense.

As of June 30, 2009, 209,663 and 156,788 options were available for grant under the 2005 Plan and the 2004 Stock Plan, respectively. All prior option plans are closed for future grants.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7 - Commitments and Contingencies

(a)	Future minimum lease payments under non-cancelable operating leases for office space and cars, as of June 30, 2009, are as follows:

Year ending December 31	$ (in thousands)

2009 (six months ending December 31, 2009)	262
2010	274
2011	21

557

Rental expense for operating leases for the three months ended June 30, 2009 and 2008 was $137,000, and $139,000, respectively. Rental expense for operating leases for the six months ended June 30, 2009 and 2008 was $275,000, and $272,000, respectively

(b)	Future minimum lease payments under non-cancelable capital leases for computer equipment, as of June 30, 2009, are as follows:

	Principal	Interest
Year ending December 31	$ (in thousands)

2009 (six months ending December 31, 2009)	39	3
2010	82	3
2011	24	1

	145	7

(c)
A bank guarantee given to the Subsidiary’s landlord, is secured by a lien on some of the Subsidiary’s bank deposits. As of June 30, 2009, such deposits amounted to $754,000, including a restricted long-term deposit of $140,000

(d)
In connection with the Redpoint Financings the Company entered into registration rights agreements with Redpoint, pursuant to which the Company agreed to register with the SEC for resale the common stock underlying the Redpoint Securities. In connection with the registration rights agreements, the Company agreed to pay a penalty of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price, as partial liquidated damages, for certain default events and subject to certain circumstances. The partial liquidated damages may trigger if the registration statements, which the Company filed on July 30, 2008 and June 15, 2009, and which were declared effective by the SEC on September 16, 2008 and July 28, 2009, cease to remain continuously effective.

(e)
In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and various consulting arrangements. As of June 30, 2009, the total future commitments under these arrangements amount to approximately $700,000.

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

(h)
On or about July 24, 2009, the Company received a letter from Wikia, Inc. (Wikia) advising that Wikia believes that it has superior rights in the Company's registered trademark WikiAnswers®, and threatening to file a Petition with the U.S. Trademark Office to cancel the Company's recently registered WikiAnswers trademark and possibly take other action, if the Company does not abandon its registered mark for WikiAnswers and its application to register WikiAnswers.com and cease use of the WikiAnswers trademark.  The Company has investigated Wikia's claims, believes the claims are without merit and intends to vigorously defend its rights in and to its registered mark WikiAnswers. Notwithstanding the foregoing, there is no assurance that we will obtain a favorable ruling, should litigation ensue. An adverse judgment forcing us to abandon our use of the WikiAnswers and/or WikiAnswers.com marks would have the potential of materially harming our business. Litigation could also be costly for us and divert management attention.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8 – Risks and Uncertainties

(a)
Practically all of the Company's advertising revenue was generated through the efforts of third party suppliers (the “Monetization Partners”). During the three and six months ending June 30, 2009, the Company earned approximately 90% and 91% of its advertising revenue, respectively, through one of its Monetization Partners, Google Inc. (“Google”), compared to 78% and 77% of advertising revenue from Google during the three and six months ending June 30, 2008.

(b)
Search engines serve as origination Web properties for users in search of information, and the Company’s Websites’ topic pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. Thus, in addition to the ads the Company receives through Google, its traffic is mostly driven by search engine traffic, mostly from the Google search engine. For the second quarter of 2009, according to the Company’s internal estimates, search engine traffic represented approximately 84% of traffic. Search engines, at any time and for any reason, could change their algorithms that direct queries to the Company’s Web properties or could specifically restrict the flow of users visiting the Company’s Web properties. On occasion the Company’s Web properties have experienced decreases in traffic, and consequently in revenue, due to these search engine actions. The Company cannot guarantee that it will successfully react to these actions in the future and recover lost traffic. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, or a restriction on the flow of users visiting the Company’s Web properties from search engines, could cause a significant decrease in traffic and revenues.

(c)
A significant portion of the Company’s expenses are denominated in NIS. The Company expects this level of NIS expenses to continue for the foreseeable future. Although the average value of the dollar during the second quarter of 2009 increased 0.5% as compared to its value in the first quarter of 2009, it still has not recovered the declines in its average value during the years 2008 and 2007 (12.7% and 7.8%, respectively, as compared to its value in the years immediately preceding such years). If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on the Company’s operating costs. In addition, to the extent the Company holds monetary assets and liabilities that are denominated in currencies other than the U.S. dollar, the Company will be subject to the risk of exchange rate fluctuations. The Company uses various hedging tools, including forward contracts and options, to lessen the effect of currency fluctuations on its results of operations.

(d)
The Series A Warrants and Series B Warrants are revalued each reporting date, and any change in their fair value is recorded in the Statement of Operations. The Company uses various valuation models and techniques to determine the values of the warrants. Inputs used in the models include our stock price and risk-free interest rate. The primary reason for the change in value of the aforesaid warrants over the last several quarters has been the change in the market value of our common stock on the measurement dates. To the extent that the market value of our common stock rises or declines in future periods, the Company may continue to experience significant gains or losses resulting from the fair value adjustments of Series A Warrants and Series B Warrants.

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

General

We own and operate Answers.com®, the leading Q&A Website, dedicated to providing useful answers to questions about anything. The Website includes the properties WikiAnswers® and ReferenceAnswersTM. WikiAnswers is the world’s leading wiki-based Q&A web property. Through the contributions of the community, our questions and answers are continuously growing, improving and being updated, to form the world’s greatest Q&A database. The ReferenceAnswers property provides trusted editorial content licensed from the world’s top reference publishers. According to comScore, our combined Web properties had approximately 26.2 million unique visitors in the U.S. in June 2009, ranking Answers Corporation number 31 in the top U.S. Web properties for that month. Also according to comScore, our Web properties had approximately 48.2 million unique worldwide visitors in June 2009, ranking Answers Corporation number 44 worldwide. Our goal is to become the best place for people to find and share answers to questions.

Integration of ReferenceAnswers and WikiAnswers

Over the past several quarters, we have worked on integrating our two Web properties. The product strategy guiding such integration has been our desire to give users the best answers to all types of questions – be they community-generated from WikiAnswers, or editorially licensed from Answers.com, which we now refer to as “ReferenceAnswers”. ReferenceAnswers provides the best answers to simple questions of the who-is, what-is variety. More complex questions are best handled by WikiAnswers.

The first stages of the integration were minor and subtle - creating a similar “look and feel” for, and cross-linking between, the properties. For example, a user looking up “Michael Jackson” in ReferenceAnswers, arrives at a page displaying reference content covering the specific query, in addition to being asked to answer WikiAnswers unanswered questions relating to Michael Jackson. The result page also resembled a WikiAnswers page by way of including the standard “Ask” and “Answer” bar in the header of the page, as opposed to the original “Search” button displayed adjacent to the query bar. Subsequently we added an “All” radio button adjacent to the query bar on both properties, allowing users, should they choose so, to find a result by searching both properties. Most recently, in the second quarter of 2009, we took a significant step in integrating both Web properties by making the “All” radio button the default setting above the query box of both properties. As a result of this user-interface change, users typing in queries into either of our properties are automatically directed to the Web page our algorithms deem most appropriate as a response. For example, a user typing the query, “When did WWII start?” in ReferenceAnswers, will land on a Web page belonging to WikiAnswers with an answer to that question. A user typing the query “Who is Oprah Winfrey?” in WikiAnswers, will arrive at a ReferenceAnswers page displaying the Oprah Winfrey topic.

Internationalization

We are currently planning on launching several European language versions of WikiAnswers in the second half of 2009. We plan to leverage our large and dynamic English language database and community, to grow our foreign language versions.  The WikiAnswers English language database contains over 15 million questions and nearly 5 million answers. We plan to selectively translate some of our answered English language questions, to help accelerate the adoption of our non-English versions.

Revenue

Traffic

Our revenue is driven by the traffic generated by our Web properties and our ability to effectively monetize that traffic. Our current sources of traffic include the following:

•
Search engines:  Users submit queries and search engines respond by generating a list of Web pages that they deem likely to offer the most relevant content. When our pages rank high in the algorithmic systems of search engines, our results are more likely to be accessed by users. For the three and six months ended June 30, 2009, according to our internal estimates, this source of traffic represented approximately 84% and 83%, respectively, of our overall traffic.

•
Direct users:  Users visiting and returning to our home pages. For the three and six months ended June 30, 2009, according to our internal estimates, direct users represented approximately 12% and 13%, respectively, of our overall traffic.

•
Google’s definition link:  We have an informal, non-contractual relationship with Google under which Google links certain search results related to definitional queries to ReferenceAnswers. For the three and six months ended June 30, 2009, according to our internal estimates, this source of traffic represented approximately 4% of our overall traffic.

Since most of our traffic originates from search engines, we expend considerable resources improving the volume of this traffic. The industry commonly refers to such efforts as search engine optimization, or SEO. We often refer to traffic from search engines as SEO traffic. Our Web properties have at times experienced decreases in traffic, and consequently decreases in revenue, due to search engine actions, including actions by Google.

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

We gauge the effectiveness of our monetization efforts and trends by measuring our revenue per thousand page views, or RPM. Throughout this quarterly report, we refer to estimates of traffic, or page views. In our Management’s Discussion and Analysis of Financial Condition and Results of Operations prior to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, we tracked the traffic on ReferenceAnswers and WikiAnswers Web properties using two separate systems:

•
ReferenceAnswers traffic was measured using our internally developed server-side, log-based system (“Internal Data Warehouse”). This system was designed to identify traffic from search engine robots and other known Web robots, commonly referred to as Web spiders or Web crawlers, as well as from suspected automated spidering scripts, and excluded such traffic from the traffic activity measurements.

•
WikiAnswers traffic was tracked using HBX Analytics, a tag-based Web analytics system offered by Omniture, Inc., which we will refer to as Omniture. Traffic measurements from this system are generated by our placement of tags on our Web pages. The Omniture system then independently generates traffic metrics.

Beginning with the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, all traffic measurements (including measurements previously reported in past filings using our Internal Data Warehouse) for ReferenceAnswers are also presented based on the Omniture data. We estimate that the historical page views for ReferenceAnswers pursuant to Omniture data, as set forth in our reports beginning with our  quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, are approximately 11% lower than the traffic measurements reported in previous filings. Consequently, our ReferenceAnswers RPMs, as reported in our current reports, reflect higher values than those presented in previous filings.

We also use Google, Inc.’s Google Analytics measurement services and Google AdSense data for various internal analyses. Our breakdown of our traffic sources, noted above, is based on such data. Google Analytics measurements are generated by our placement of tags on our Web properties’ pages, which Google Analytics uses to count and report audience metrics independently.

In this Quarterly Report, statistics gathered from Omniture and Google Analytics are also referred to as “internal estimates”.

Third party services measuring traffic audiences may provide different estimates than the estimates reported by other similar services and our internal estimates. These discrepancies may result from differences in methodologies applied or the sampling approaches used by each measuring service.

We also generate WikiAnswers community-related statistics, including total number of questions, answers and users, from our own systems contained in the WikiAnswers property.

Our primary third party ad network, Google AdSense, accounted for approximately 90% and 91% of our total revenue in the three and six months ending June 30, 2009, as compared to approximately 78% and 77% of our total revenue in the three and six months ending June 30, 2008. We obtain CPC ads from Google. In addition to Google, we utilize the services of other third party ad networks that provide us with CPM ads. We expect that for the foreseeable future, CPC ads will continue to generate the overwhelming majority of our revenue, and we have no plans to reduce our reliance on CPC ads.

Direct Ad Sales.   In the second quarter of 2008, we decided to suspend our direct ad sales efforts and to instead focus on selling ads through advertising networks, primarily Google AdSense. This decision allowed us to focus on our core competency – growing the WikiAnswers community, growing traffic to our Web properties and monetizing via Google and other ad networks.

Licensing Revenue.  We earn an immaterial portion of our revenues from partners that pay us for providing them with our answer-based services that they then use in their own products, via co-branded Web pages. Revenue from these arrangements are based on various formulae, including fees based on the number of user queries and fixed periodic fees.

Costs and Expenses

Cost of Revenue

Cost of revenue consists of fees to third parties to license content, data center costs, including depreciation of information technology assets, compensation, travel and overhead costs relating to personnel who are engaged in production operations, content editing and content integration, Web search service fees, ad serving fees, amortization of the cost of acquired software used in our products, and contractual revenue sharing fees to various Web property operators for visitors directed to our Web properties, or traffic acquisition costs. Our cost of revenue, as a percentage of revenue, is generally expected to decrease in the future, since many of its components, such as content licensing, are not directly tied to revenue. Notwithstanding, we expect that margin to increase, for at least the next quarter, due the addition of our second colocation facility.

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

Community Development, Sales and Marketing Expenses

Community development, sales and marketing expenses consist of compensation, travel and overhead costs of personnel in-charge of developing and encouraging the WikiAnswers community of users asking and answering questions and volunteer supervisors, sales and marketing, product management, marketing and market information services, public relations and promotional costs. As a result of our termination of direct ad sales in 2008, we expect that the primary future growth in this expense line item will be in the area of WikiAnswers community development. We generally expect that our sales, marketing and community development expenses will decline as a percentage of revenue as we grow our revenue.

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

Impact of Foreign Currency Fluctuations

The dollar cost of our operations is heavily influenced by changes in the value of the dollar in relation to the New Israeli Shekel (“NIS”), mostly due to the NIS-based salaries of our Israel-based employees. Close to half of our operating expenses (excluding non-cash items such as stock-based compensation) are denominated in New Israel Shekels (NIS). We enter into option and forward contracts to hedge some of our NIS-based expenses. Prior to May 2009, these derivatives were not designated as hedging instruments under the rules of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or SFAS 133, and therefore, the net gains (losses) arising from these derivatives were recognized in operating expenses as they occurred. Starting May 2009, we designated all of our currency hedging activity as cash flow hedges under SFAS 133 as they were all eligible.

In the three months ended June 30, 2009, compensation, excluding stock-based compensation (thereafter, “Cash-Based Compensation”), to employees amounted to approximately $1.71 million compared to $1.96 million during the same period in 2008, a net decrease of $0.25 million. As a result of the strengthening of the dollar as compared to the NIS and the effect of foreign currency derivatives, Cash-Based Compensation in the three months ended June 30, 2009 would have declined approximately $0.28 million as compared to the same period in 2008, however, such decline was offset by other compensation changes, including changes in headcount and raises, amounting to $0.03 million.

In the six months ended June 30, 2009, Cash-Based Compensation to employees amounted to $3.44 million compared to $3.83 million during the same period in 2008, a decrease of $0.39 million. Approximately $0.31 million of the decrease is attributable to the strengthening of the dollar as compared to the NIS and the effect of foreign currency derivatives, while the remaining decrease is because of other compensation changes, including changes in headcount and raises.

Our period-over-period discussion regarding operating expenses includes the impact of foreign currency on such expenses. We expect our NIS-based expenses in 2009, to be in excess of 2008 levels, which approximated $6.5 million, thus, if the dollar continues to fluctuate as compared to the NIS, we will experience further fluctuation in the dollar amount of our NIS-based expenses.

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

Interest Income (Expense), Net

Interest income (expense), net, is comprised of interest income earned on cash, cash equivalents and investment security balances, interest expense on capital leases, transaction costs we incurred in connection with the issuance of the Series B Warrants in June 2009 and amortization of deferred costs we incurred in connection with the issuance of the Series B Unit Warrant, in June 2008.

Other Income (Expense), Net

Other income (expense), net, is comprised of foreign currency gains and losses.

Loss Resulting from Fair Value Adjustment of Series A and Series B Warrants and Warrant to Purchase Units of Series B Preferred Stock and Warrants

The Series A and Series B Warrants and the Series B Unit Warrant (prior to exercise), which are components of transactions with Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively, “Redpoint”) are revalued each reporting date. Any change to their fair value is recorded as a gain or loss in the statement of operations. Background regarding the transaction with Redpoint follows.

Redpoint Financings

On June 16, 2008, pursuant to a private placement of our securities, Redpoint purchased $6 million of our Series A Convertible Preferred Stock (60,000 shares), convertible into 1,333,333 shares of common stock at an initial conversion price of $4.50 per share, along with Common Stock Purchase Warrants exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share (“Series A Warrants”). In conjunction therewith, Redpoint also received a warrant, referred to as the “Series B Unit Warrant”, exercisable until June 16, 2009, to purchase units of up to $7 million of Series B Convertible Preferred Stock (70,000 shares) and Common Stock Purchase Warrants exercisable for 636,364 shares of common stock (“Series B Warrants”). The Series B Convertible Preferred Stock is initially convertible into 1,272,727 shares of common stock at an initial conversion price of $5.50 per share. The Series B Warrants have an exercise price of $6.05 per share. On June 10, 2009, Redpoint exercised the Series B Unit Warrant, in full.

After deducting placement agent fees and legal expenses, our net proceeds from the private placement, in June 2008, were $5,380,000, while our net proceeds from the private placement, in June 2009, were $6,480,000. The transaction that took place on June 16, 2008 is referred to as the “Series A Financing”.  The transaction that took place on June 10, 2009 is referred to as the “Series B Financing”. The two transactions, in aggregate, are collectively referred to as the “Redpoint Financings”. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Series A Warrants and the Series B Warrants are collectively referred to as the “Redpoint Securities”.

The Series A Convertible Preferred Stock has the rights and preferences set forth in our Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock, which, as of its date of filing on June 16, 2008, amended our Amended and Restated Certificate of Incorporation. The Series B Convertible Preferred Stock has the rights and preferences set forth in our Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock, which, as of its date of filing on June 9, 2009, further amended our Amended and Restated Certificate of Incorporation. For a detailed description of the rights and preferences of the Series A and Series B Convertible Preferred Stock, we refer you to the notes to the financial statements included in our annual report on form 10-K filed on March 9, 2009 and the accompanying financial statements.

In connection with the Redpoint Financings, Redpoint received the right to appoint two individuals to serve as voting members of our board of directors.

In connection with the Redpoint Financings we entered into a registration rights agreement with Redpoint, pursuant to which we agreed to register with the SEC for resale the common stock underlying the Redpoint Securities. In connection with the registration rights agreement, we agreed to pay a penalty of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price, as partial liquidated damages, for certain default events and subject to certain circumstances. The partial liquidated damages may trigger if the registration statements, which we filed on July 30, 2008 and June 15, 2009, and which were declared effective by the SEC on September 16, 2008 and July 28, 2009, cease to remain continuously effective.

Income Tax Benefit (Expense), Net

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating and amortizing property, equipment and intangible assets and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of state and local taxes and foreign income from our wholly owned subsidiary. At June 30, 2009, our deferred tax assets were almost entirely fully offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to transpire.

Our Israeli subsidiary had net income in 2008 and 2007, resulting from services we received from the Israeli subsidiary. The Israeli subsidiary charges us for research & development and certain management services it provides us, plus a profit margin, currently 8.3%. However, the subsidiary is an “approved enterprise” (and a “beneficiary enterprise” as later amended in amendment No. 60 to the Investment Law) under Israeli law, which means that income arising from the subsidiary’s approved research & development activities, is subject to zero percent tax under the “alternative benefit” path for a period of ten years. Management services are taxable at the Israeli corporate tax rate in effect at the time (26 % and 27% in 2009 and 2008, respectively). Currently, the subsidiary operates under two separate “approved enterprise” plans, ending December 31, 2009 and December 31, 2014, respectively, and a “beneficiary enterprise” plan ending December 31, 2017.  After the close of the first approved enterprise plan in 2009, the subsidiary will have to pay taxes at the regular corporate income tax rate on the relative proportion of taxable income attributable to the first approved enterprise plan. In the event of distributions by the subsidiary to the parent, the subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax to be withheld at source on the amounts of such distributions received. Furthermore, the parent would be subject to a 35% federal tax on dividends received, before applying any credits possibly allowed for NOL carryforwards or by the income tax treaty between the United States and Israel. At present, we do not plan on having the subsidiary distribute a dividend to Answers Corporation.

Three Months and Six Months Ended June 30, 2009 and 2008

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

WikiAnswers advertising revenue	3,400	1,500	1,900	6,562	2,685	3,877
ReferenceAnswers advertising revenue	1,585	1,485	100	3,152	3,313	(161)
Licensing revenue	19	18	1	36	36	-
	5,004	3,003	2,001	9,750	6,034	3,716

Revenue increased $2,001 thousand, or 67%, to $5,004 thousand for the three months ended June 30, 2009 from $3,003 thousand for the three months ended June 30, 2008.  Revenue increased $3,716 thousand, or 62%, to $9,750 thousand for the six months ended June 30, 2009 from $6,034 thousand for the six months ended June 30, 2008.

WikiAnswers advertising revenue in the three months ended June 30, 2009 increased $1,900 thousand, or 127%, compared to the same period in 2008, due to increases in traffic, offset to some extent by decreased RPM. WikiAnswers average daily page views in the three months ended June 30, 2009 were 6,082,000, an increase of 162% compared to the average daily page views of 2,318,000 in the same period in 2008. We believe that the traffic growth that WikiAnswers has experienced in the three months ended June 30, 2009 as compared to the same period in 2008 is primarily due to the dynamics of the property. As our database of questions and answers grows, we draw new traffic, primarily from SEO, which in turn results in the creation of new questions and answers, or new content, which in turn drives additional growth. The growth in revenue from the aforesaid traffic growth was partially offset by a decrease in our RPM. The WikiAnswers RPM in the three months ended June 30, 2009 was $6.14, a decrease of 14% compared to the RPM of $7.11 in the same period in 2008. We believe the general economic downturn has caused the decline in RPM. Further, we have found that this metric often moves up or down moderately due to many factors including how we are evaluated by our advertising partners.

WikiAnswers advertising revenue in the six months ended June 30, 2009 increased $3,877 thousand, or 144%, compared to the same period in 2008, due to increased traffic, offset to some extent by decreased RPM.  WikiAnswers average daily page views in the six months ended June 30, 2009 were 5,712,000, an increase of 172% compared to the average daily page views of 2,102,000 in the same period in 2008. We believe that the traffic growth that WikiAnswers has experienced in the six months ended June 30, 2009 as compared to the same period in 2008 is primarily due to the dynamics of the property. As our database of questions and answers grows, we draw new traffic, primarily from SEO, which in turn results in the creation of new questions and answers, or new content, which in turn drives additional growth. The growth in revenue from the aforesaid traffic growth was partially offset by a decrease in our RPM. The WikiAnswers RPM in the six months ended June 30, 2009 was $6.35, a decrease of 10% compared to the RPM of $7.02 in the same period in 2008. We believe the general economic downturn has caused the decline in RPM. Further, we have found that this metric often moves up or down based on how we are evaluated by our advertising partners.

ReferenceAnswers advertising revenue in the three months ended June 30, 2009 increased $100 thousand, or 7%, compared to the same period in 2008, due to increased traffic, offset to some extent by decreased RPM. ReferenceAnswers average daily page views in the three months ended June 30, 2009 were 2,965,000, an increase of 12% compared to the average daily page views of 2,641,000 in the same period in 2008. The growth in revenue from the aforesaid traffic growth was partially offset by a decrease in our RPM. The ReferenceAnswers RPM in the three months ended June 30, 2009 was $5.87, a decrease of 5%, compared to the RPM of $6.18, during the same period in 2008. We attribute the decline in RPM to the general economic downturn, as well as the elimination of direct sales in the third quarter of 2008. Additionally, we have generally found that this metric often moves up or down moderately based on how we are evaluated by our advertising partners.

ReferenceAnswers advertising revenue in the six months ended June 30, 2009 decreased $161 thousand, or 5%, compared to the same period in 2008. The decrease was the result of lower RPM offset, to some extent, by a very small increase in traffic. The ReferenceAnswers RPM in the six months ended June 30, 2009 was $5.86, a decrease of 6%, compared to the RPM of $6.21 during the same period in 2008. We attribute the decline in RPM to the general economic downturn, as well as the elimination of direct sales in the third quarter of 2008. Additionally, we have generally found that this metric often moves up or down moderately based on how we are evaluated by our advertising partners. ReferenceAnswers average daily page views in the six months ended June 30, 2009 were 2,973,000, an increase of 1% compared to the average daily page views of 2,933,000 in the same period in 2008.

Integration of ReferenceAnswers and WikiAnswers

As described above, over the past several quarters we have been integrating our two Web properties with the goal of providing users with the best answers to all types of questions. In the second quarter of 2009, we took a significant step in integrating both Web properties by making the “All” radio button the default setting above the query box of both properties. As a result of this user-interface change, users typing in queries into either of our properties are automatically directed to the Web page our algorithms deem most appropriate as a response. The purpose of this product change is to try to increase user satisfaction with the answers received, leading to greater long-term repeat usage and engagement.

Traffic and Revenue Trends

The following table illustrates the historical trends of our two Web properties’ average daily page views, revenues and RPMs, by quarter, beginning the first quarter of 2008:

	2008				2009
	Q1	Q2	Q3	Q4	Q1	Q2

Ad Revenue ($ - in thousands)

WikiAnswers	1,185	1,500	1,960	2,879	3,162	3,400
ReferenceAnswers	1,828	1,485	1,579	1,730	1,567	1,585
Total	3,013	2,985	3,539	4,609	4,729	4,985

WikiAnswers	39%	50%	55%	62%	67%	68%
ReferenceAnswers	61%	50%	45%	38%	33%	32%
Total	100%	100%	100%	100%	100%	100%

Traffic – Average Daily Page Views

WikiAnswers	1,885,000	2,318,000	3,094,000	4,350,000	5,337,000	6,082,000
ReferenceAnswers	3,225,000	2,641,000	2,666,000	3,027,000	2,982,000	2,965,000
Total	5,110,000	4,959,000	5,760,000	7,377,000	8,319,000	9,047,000

WikiAnswers	37%	47%	54%	59%	64%	67%
ReferenceAnswers	63%	53%	46%	41%	36%	33%
Total	100%	100%	100%	100%	100%	100%

RPM
WikiAnswers	$6.91	$7.11	$6.89	$7.19	$6.58	$6.14
ReferenceAnswers	$6.23	$6.18	$6.44	$6.21	$5.84	$5.87

Traffic Trends

Since we purchased WikiAnswers in November 2006, the Web property has grown significantly, each quarter, both in terms of traffic and revenue. We believe that the growth that WikiAnswers has experienced is primarily due to the dynamics of the property. As our database of questions and answers grows, we draw new traffic, primarily from SEO, which in turn results in the creation of new questions and answers, or new content, which in turn drives additional growth. This is a self-reinforcing growth model that we consider a “virtuous cycle of growth”. Notwithstanding our belief in this cycle of growth, we believe that, as WikiAnswers grows further, its rate of growth will decelerate, as compared to the rates we have experienced to date. Further, since the integration of our two Web properties is still in its early stages, we cannot predict with certainty how that integration will impact future growth. Until exiting the seasonally slow summer season, it will be difficult to determine to what extent the summer decrease in the growth rate of WikiAnswers should be attributed to the effects of more pronounced seasonality or the integration of our Web properties, other product changes or other factors.

Beginning the third quarter of 2007, when we experienced a drop in our traffic to ReferenceAnswers due to a search engine algorithm adjustment by Google, through the first quarter of 2009, ReferenceAnswers average daily page views in every quarter has declined, compared to the same quarter in the immediately preceding year. The second quarter of 2009, marks a reverse in this trend - ReferenceAnswers average daily page views in the three months ended June 30, 2009 were 2,965,000, an increase of 12% compared to the average daily page views of 2,641,000 in the same period in 2008. We attribute this increase to a number of factors. First, in the second quarter of 2008, in an effort to defend and improve our SEO traffic, we made changes to the property, that caused traffic in the third and fourth quarters of 2008 and in the first quarter of 2009 to decline compared to the same periods in the immediately preceding year. Hence, the ReferenceAnswers traffic in the second quarter of 2009 was no longer in decline, compared to the second quarter of 2008. Second, the integration of our two Web properties resulted in a net increase of traffic to ReferenceAnswers. Finally, other changes in search engine algorithms and our product might affect results. It is premature to determine if the year-over-year growth we saw this quarter is a longer term trend.

RPM Trends

We believe that the current general economic downturn has impacted our RPMs during the six months ended June 30, 2009. Based on recent trends, we believe RPMs have stabilized and we expect some seasonal improvement in RPMs later this year. Notwithstanding, the current general economic downturn may continue or escalate and may result in fewer page views that result in commercial activities by our users. Further, the revenue rates we receive from Google depend upon a number of factors outside of our control, including the amount Google charges its network of advertising businesses. If Google charges its advertisers less, due to a weaker economy, our ultimate revenue share will also decrease. These potential developments could have a further negative impact on the RPM of both our Web properties.

Our relationship with Google, our primary third-party ad network, is governed by our GSA, scheduled to expire on January 31, 2010. We expect to renew our GSA at terms that are slightly less favorable than our existing terms. However, if for whatever reason, the GSA is renewed on terms that are significantly less favorable than the current terms, including the revenue share percentage, our business would suffer from a reduction in ad revenue.

Costs and Expenses

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

Cost of revenue	1,166	1,416	(250)	2,225	2,809	(584)

Cost of revenue decreased $250 thousand, or 18%, to $1,166 in the three months ended June 30, 2009, from $1,416 in the three months ended June 30, 2008. The change in cost of revenue was due primarily to the following factors: Amortization expense from intangible technology assets we purchased in connection with the Brainboost acquisition that took place in December 2005 decreased $135 thousand, because we wrote off the Brainboost Answer Engine (BAE) on May 25, 2008, thus there was no amortization in the three months ended June 30, 2009. Additionally, there was a decrease in data center costs of $138 thousand, due to migrating to our first colocation facility during the second half of 2008, and establishing our second colocation facility in the second quarter of 2009, rather than the managed hosting we had in the second quarter of 2008. In a colocation facility, many of the tasks that were handled by the managed hosting provider are now handled by our employees, thus the fees we pay are significantly lower. We also experienced a $7 thousand decrease in stock based compensation between those periods. The aforesaid decreases were partially offset by a $44 thousand increase in compensation costs, excluding stock based compensation, and an increase of $14 thousand in content licensing costs.

Cost of revenue decreased $584 thousand, or 21%, to $2,225 in the six months ended June 30, 2009, from $2,809 in the six months ended June 30, 2008. The change in cost of revenue was due primarily to the following factors: Amortization expense from intangible technology assets we purchased in connection with the Brainboost acquisition that took place in December 2005 decreased $358 thousand, because we wrote off the Brainboost Answer Engine on May 25, 2008, thus there was no amortization in the six months ended June 30, 2009. Additionally, there was a decrease in data center costs of $296 thousand, due to migrating to our first, colocation facility during the second half of 2008, and the establishment of our second colocation facility during the second quarter of 2009, rather than the managed hosting we had during the first half of 2008. In a colocation facility, many of the tasks that were handled by the managed hosting provider are now handled by our employees, thus the fees we pay are significantly lower. We also experienced a $19 thousand decrease in stock based compensation between those periods.  The aforesaid decreases were partially offset by a $30 thousand increase in compensation costs, excluding stock based compensation, increases in recruitment fees of $28 thousand and increases in content licensing costs of $79 thousand. The increase in content fees was mostly due to unusually low content expense in the first quarter of 2008, as a result of the resolution of a contingency, at such time.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

Research and development	817	929	(112)	1,690	1,804	(114)

Research and development expenses decreased $112 thousand, or 12%, to $817 thousand in the three months ended June 30, 2009, from $929 thousand in the three months ended June 30, 2008. The change in research and development expenses was due primarily to a decrease of $88 thousand in compensation related expenses, excluding stock based compensation, and a $13 thousand decrease in stock based compensation. There was also a $20 thousand decrease in outside services, due to a one time redesign of WikiAnswers in the three months ended June 30, 2008.

Research and development expenses decreased $114 thousand, or 6%, to $1,690 thousand in the six months ended June 30, 2009, from $1,804 thousand in the six months ended June 30, 2008. The change in research and development expenses was due primarily to a decrease of $81 thousand in compensation related expenses, excluding stock based compensation, and a $39 thousand decrease in stock based compensation.

Community Development, Sales and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

Community development, sales and marketing	558	933	(375)	1,057	1,695	(638)

Community development, sales and marketing expenses decreased $375 thousand, or 40%, to $558 thousand, in the three months ended June 30, 2009, from $933 thousand in the three months ended June 30, 2008. The primary reason for the decrease was that compensation related expenses, excluding stock based compensation, decreased $200 thousand, and stock based compensation decreased $33 thousand, mostly due to the termination of our direct ad sales team in the second quarter and third quarter of 2008. At the end of the second quarter of 2008 we decided to abandon direct ad sales, and by the end of the third quarter of 2008, all of our direct sales staff left the Company. On the other hand, due to the growth we are experiencing in WikiAnswers, we expect that the primary future growth in this expense line item will be in the area of WikiAnswers community development. Further, as a result of our decision to abandon our direct ad sales efforts, there was a charge of $132 thousand, in the three months ended June 30, 2008, to account for the termination of certain service contracts relating to our abandoned direct ad sales efforts.  The aforesaid decreases were partially offset by an increase of $27 thousand in our advertising and promotional efforts.

Community development, sales and marketing expenses decreased $638 thousand, or 38%, to $1,057 thousand, in the six months ended June 30, 2009, from $1,695 thousand in the first six months ended June 30, 2008. The primary reason for the decrease was that compensation related expenses, excluding  stock based compensation, decreased $414 thousand, and stock based compensation decreased $89 thousand, mostly due to the termination of our direct ad sales team in the second and third quarter of 2008. At the end of the second quarter of 2008 we decided to abandon direct ad sales, and by the end of the third quarter of 2008, all of our direct sales staff left the Company. On the other hand, due to the growth we are experiencing in WikiAnswers, we expect that the primary future growth in this expense line item will be in the area of WikiAnswers community development. As a result of our decision to abandon our direct ad sales efforts, there was a charge of $132 thousand, in the six months ended June 30, 2008, to account for the termination of certain service contracts relating to our abandoned direct ad sales efforts.  The aforesaid decreases were partially offset by an increase of $32 thousand in outside services, due to increased costs relating to web traffic tracking services and a WikiAnswers consultant, and an increase of $17 thousand in advertising and promotional efforts.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

General and administrative	1,248	1,198	50	2,467	2,329	138

General and administrative expenses increased $50 thousand, or 4%, to $1,248 thousand in the three months ended June 30, 2009, from $1,198 thousand in the three months ended June 30, 2008. The change in general and administrative expenses was due primarily to the following factors: Travel and conference expenses increased by $53 thousand and stock based compensation increased by $14 thousand. The aforesaid increases were partially offset by a decrease of $32 thousand in accounting and legal fees and a $3 thousand decrease in compensation costs, excluding stock based compensation.

General and administrative expenses increased $138 thousand, or 6%, to $2,467 thousand in the six months ended June 30, 2009, from $2,329 thousand in the six months ended June 30, 2008. The change in general and administrative expenses was due primarily to the following factors: Compensation costs, excluding stock based compensation, increased by $76 thousand, travel and conference expenses increased by $70 thousand, and overhead expenses increased by $20 thousand. The aforesaid increases were partially offset by a decrease of $60 thousand in accounting and legal fees and $6 thousand in stock based compensation.

Write-off of the Brainboost Answer Engine

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	(in thousands)			(in thousands)

Write-off of the Brainboost Answer Engine	-	3,138	(3,138)	-	3,138	(3,138)

As a result of our decision to effectively abandon our use of the Brainboost Answer Engine, the net book value of the Brainboost Answer Engine, as of May 25, 2008, in the amount of $3,138,000, was written off and the resulting charge included in our statement of operations for the three and six months ended June 30, 2008.

Termination Fees and Write-off of Costs Relating to the Terminated Lexico Acquisition and Abandoned Follow-on Offering

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	-	-	-	-	2,543	(2,543)

During the six months ended June 30, 2008, we recorded a charge of $2,543 thousand for various costs and fees we incurred in connection with the terminated acquisition of Lexico and the abandoned follow-on offering of securities.

Interest Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

Interest income (expense), net	(362)	18	380	(449)	73	(522)

Interest income (expense), net decreased $380 thousand to $(362) thousand expense, net, in the three months ended June 30, 2009, from $18 thousand income, net, in the three months ended June 30, 2008. The change in interest income (expense), net, resulted mostly from two matters. Firstly, we recorded $76 thousand of amortization relating to $363 thousand of transaction costs that we incurred in connection with the Series B Unit Warrant in June 2008. Such costs were amortized over the life of the Series B Unit Warrant. Secondly, we recorded a $290 thousand charge relating to the Series B Warrants transaction costs we incurred in June 2009. Those costs were charged in full in the three months ended June 30, 2009. Further, interest earned from our cash balance in the three months ended June 30, 2009 was $6 thousand, compared to interest of $55 thousand earned, during the same period in 2008. The reduction in interest income earned on our cash balances was the result of lower short-term interest rates.

Interest income (expense), net decreased $522 thousand to $(449) thousand expense, net, in the six months ended June 30, 2009, from $73 thousand income, net, in the six months ended June 30 2008. The change in interest income (expense), net, resulted mostly from two matters. Firstly, we recorded $166 thousand of amortization relating to $363 thousand of transaction costs that we incurred in connection with the Series B Unit Warrant in June 2008. Such costs were amortized over the life of the Series B Unit Warrant. Secondly, we recorded a $290 thousand charge relating to the Series B Warrants transaction costs we incurred in June 2009. Those costs were charged in full in the second quarter of 2009. Further, interest earned from our cash balance in the six months ended June 30, 2009 was $13 thousand, compared to interest of $90 thousand earned, during the same period in 2008. The reduction in interest income earned on our cash balances was the result of lower short-term interest rates.

Other Income (Expenses), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

Other income (expense), net	(9)	(11)	2	6	(49)	55

Other income (expense), net, in the three months ended June 30, 2009 was $(9) thousand expense, net, compared to $(11) thousand expense, net, in the same period in 2008. Other income (expense), net, results from foreign currency net gains and losses.

Other income (expense), net, in the six months ended June 30, 2009 was $6 thousand income, net, compared to $(49) thousand expense, net, in the same period in 2008. Other income (expense), net, results from foreign currency net gains and losses.

Loss Resulting from Fair Value Adjustments of Series A Warrants, Series B Warrants and Warrant to Purchase Units of Series B Preferred Stock and Warrants

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

Loss resulting from fair value adjustment of Series A Warrants, Series B Warrants and warrant to purchase units of Series B preferred stock and warrants	(4,385)	-	(4,385)	(2,375)	-	(2,375)

The Series A Warrants and Series B Warrants are revalued each reporting date, and any change to their fair value is recorded in the statement of operations. The Warrant to Purchase Units of Series B Preferred Stock and Warrants was, up to its exercise, revalued each reporting period. Further, during the three months ended June 30, 2009 we revalued such warrant on the day it was exercised, June 10, 2009 and the change to its fair value was recorded in the statement of operations.

The primary reason for the change in value of the aforesaid warrants is the market price of our common stock on the measurement dates. An increase in the price of our common stock increases the value of the warrants and thus results in a loss on our statement of operations. Conversely, a decline in the price of our common stock decreases the value of the warrants and thus results in a gain on our statement of operations.

Income Tax Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

Income tax expense, net	(78)	(15)	(63)	(72)	(26)	(46)

Income tax expense, net increased by $63 thousand for the three months ended June 30, 2009, as compared to the same period in 2008. The tax expense for the three months ended June 30, 2009 was primarily the result of $70 thousand related to estimated alternative minimum income taxes for U.S. federal, and state income taxes.

Income tax expense, net, increased by approximately $46 thousand in the six months ended June 30, 2009 as compared to the same period in 2008. Such increase was primarily the result of $101 thousand related to estimated alternative minimum income taxes for U.S. federal, and state income taxes, partially offset by a $48 thousand of net deferred tax assets recorded by the subsidiary.

We had net operating loss carryforwards, or NOLs, for federal income tax purposes of approximately $59 million at December 31, 2008, and approximately $54 million at December 31, 2007. The federal net operating losses will expire if not utilized on various dates from 2019 through 2028. Because we have experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on our ability to use at least $32 million of these carryforwards. We estimate that the annual limitation on the use of such $32 million of our NOLs is approximately $1.8 million per year. Any unused portion of the $1.8 million annual limitation applicable to our restricted NOLs is available for use in future years until such NOLs are scheduled to expire. The recent Redpoint Financing and other financing events that transpired since October 2004 may further impact our ability to use our NOLs, however, since we have not conducted a Section 382 Study since October 2004 we cannot make that determination. We plan to conduct a new Section 382 Study sometime later in 2009. At December 31, 2008, our Israeli subsidiary has capital loss carryforwards of approximately $775 thousand that can be applied to future capital gains for an unlimited period of time under current tax rules.

We file U.S. federal, various state and local and foreign income tax returns. Answers Corporation is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2005 and New York State and City income tax examinations for years prior to 2006. In September 2008, the Israeli income tax authorities completed its audit of our Israeli subsidiary for the tax years 2004 through 2006, resulting in no adjustments.

Liquidity and Capital Resources

Historically, our principal sources of liquidity were our cash inflows from revenues and funds that were raised through various financing events that took place through June 2008. Beginning the last quarter of 2008, our principal source of liquidity has been our cash inflows from operations, and we expect that going forward, cash flow from operations will continue to be our principal source of liquidity. Notwithstanding, as a result of Redpoint’s exercise of their  Series B Unit Warrant in June 2009, we received an additional infusion of funds in the amount of $7 million before closing costs.

	Six Months Ended June 30,
	2009	2008
	($ - in thousands)

Net cash provided by (used in) operating activities	3,374	(2,335)
Net cash (used in) provided by investing activities	(1,085)	308
Net cash provided by financing activities	6,363	5,369

Operating Activities

Despite a net loss of $579 thousand in the six months ended June 30, 2009, the net cash provided by operations was $3,374 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling items are the non-cash loss resulting from the fair value adjustment of the Series A Warrants, Series B Warrants and warrants to purchase units of Series B preferred stock and warrants of $2,375 thousand, and stock-based compensation of $766 thousand.

Despite a net loss of $8,286 thousand in the six months ended June 30, 2008, net cash used in operations was $2,335 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling items are the write-off of the Brainboost Answers Engine of $3,138 thousand, $921 thousand of operating expenses that were the result of stock-based compensation to employees and directors, depreciation and amortization of $831 thousand, and the write-off of amounts that were paid in prior periods relating to the terminated Lexico acquisition and abandoned follow-on offering, of $663 thousand.

Investing Activities

Net cash used in investing activities of $1,085 thousand, in the six months ended June 30, 2009, is attributable to cash used for capital expenditures of $1,078 thousand, and cash used to increase long-term deposits of $7 thousand. Capital expenditures were higher than usual due the establishment of our second colocation facility in the second quarter of 2009.

Net cash provided by investing activities in the six months ended June 30, 2008 is attributable mostly to the proceeds from the sale of investment securities, of $700 thousand, less cash used for purchases of capital expenditures, of $303 thousand.

Financing Activities

Net cash flow from financing activities in the six months ended June 30, 2009 and 2008 resulted almost entirely from the Redpoint Financings.

Future Operations

Based on our current cash and cash equivalent levels and expected cash flow from operations, we believe we have sufficient cash and cash equivalents to meet our working capital and operating requirements for at least the next twelve months. Further, in estimating our expected cash flow, we have considered the current general economic downturn and its impact on our future revenue, as discussed in the earlier revenue discussion.

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

As a result of the Redpoint Financings in June 2008 and June 2009, we raised net proceeds of approximately $11.9 million, significantly improving our cash position. The Series A and Series B Preferred Stock contain redemption provisions which allow the holders of a majority of the Series A and Series B Preferred Stock to request redemption, at any time on or after June 16, 2014, of all or any part of their stock.

Off-Balance Sheet Arrangements

As of June 30 2009, there were no off-balance sheet arrangements.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2008 and 2007, and our unaudited consolidated financial statements for the three and six months ended June 30, 2009 and 2008, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

As of June 30, 2009, we determined that there were no events or changes in circumstances indicating that the carrying amount of an asset may not be recoverable; therefore, there was no need to evaluate the recoverability or compute impairment of our long-lived assets.

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

We determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which requires significant assumptions regarding to the exercise price relative to the market value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We estimate our expected stock volatility based on our own historical stock volatility rates. Had we made different assumptions about our stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense, and our net income (loss) and net earnings (loss) per share amounts could have been significantly different, in the three and six months ended June 30, 2009 and 2008.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2009, we have fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate US taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109”, or FIN 48, prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under FIN 48, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, and whether or not it means that criteria is a matter if significant judgment.

Accounting for Redpoint Financings

In accounting for Redpoint’s Series A Financing, the proceeds were first allocated to the Series B Unit Warrant, which was classified as a current liability, based on its fair value, and the residual amount was allocated among the Series A Convertible Preferred Stock and the Series A Warrants based on their relative fair values, all in accordance with the guidance in SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and EITF 00-19, ”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”. The Series B Unit Warrant has been revalued at each reporting date, since its inception until it was exercised on June 10, 2009. The Series A Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in EITF D-98, “Classification and Measurement of Redeemable Securities”, and, prior to January 1, 2009, the Series A Warrants were classified in permanent equity.

In June 2008, the FASB ratified the consensus of EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.  EITF 07-5 responded to practice questions about whether an instrument or embedded feature is indexed to the reporting company’s own stock by establishing a framework for the determinations and by nullifying some previous requirements. The adoption of EITF 07-5’s requirements affects issuers’ accounting for warrants and many convertible instruments with provisions that protect holders from declines in the stock price (“Down-Round” provisions). Warrants with such provisions are no longer recorded in equity, and many convertible instruments with such provisions require “bifurcation” with the conversion option separately accounted for as a derivative under SFAS 133. As a result of the adoption of EITF 07-5, effective January 1, 2009, and due to the Down-Round Protection of the Series A Warrants, such warrants are separately accounted for as a derivative under SFAS 133 and are no longer recorded in equity but rather as a liability to be revalued at each reporting date.

On June 10, 2009, Redpoint exercised, in full, the Series B Unit Warrant, which was valued at approximately $10.8 million on such date, thus extinguishing this liability from the Company’s balance sheet through a corresponding increase to additional paid-in capital. In accounting for Redpoint’s Series B Financing, the proceeds were first allocated to the Series B Warrants which were classified as a derivative liability, based on its fair value, and the residual amount was allocated to the Series B Convertible Preferred Stock, all in accordance with the guidance in SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. The Series B Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in EITF D-98, “Classification and Measurement of Redeemable Securities”.

We used various valuation models and techniques to determine the individual values of the various components in the Redpoint Financings, including Monte Carlo and Black-Scholes. Inputs used in the models include our stock price and risk-free interest rate. Additionally, significant assumptions used in applying these techniques included redemption behavior estimates (including likelihood of forced conversion, and timing of liquidation event if such event transpires) and expected volatility of our stock price. While we believe we have applied appropriate judgment in the aforesaid assumptions, variations in judgment could have materially affected the valuation results, and thus, on our financial statements. We will continue to use the Black-Scholes valuation model in our periodic fair value adjustments.

The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock issued as part of the Redpoint Financings contain an embedded conversion option which could possibly require separate accounting under SFAS No. 133 – “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). According to paragraph 12(a) of SFAS 133, in order to determine whether separate accounting is required, one has to evaluate whether the economic characteristics and risks of the conversion option are closely related to the host contract, and the nature of the host contract.  We exercised judgment and evaluated this matter in accordance with EITF Topic D-109, "Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No.133" (Topic D-109). Topic D-109 conveys the SEC staff's views on determining whether the characteristics of a host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. In evaluating an embedded derivative feature for separation under SFAS 133, the consideration of the economic characteristics and risks of the host contract should not ignore the stated or implied substantive terms and features of the hybrid financial instrument. We considered various factors including redemption provisions, stated rate, voting rights, whether returns are discretionary or mandatory, collateral requirements, participation in residual earnings and liquidation preferences, in making our determination that the host contract was more akin to equity. The most important factor that led us to the conclusion that the host contract was more akin to equity was the fact that the redemption feature was not mandatory or likely to occur. Had we determined that the host contract was more akin to debt and not equity it would have impacted the accounting for the host contract and the embedded conversion option and could have had a material impact on our financial statements.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" (SFAS 168). The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The adoption of SFAS 168 will not have a material impact on our consolidated financial statements.

Quarterly Results

The following table sets forth our historical quarterly consolidated statement of operations data and certain non-GAAP financial measures beginning with the first quarter of 2008. You should read this information together with our consolidated financial statements and the related notes appearing elsewhere in our filings. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarter Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	Jun. 30, 2009
	(in thousands, except page view and RPM data)

Revenues:
Advertising revenue	$3,013	$2,985	$3,539	$4,609	$4,729	$4,985
Answers services licensing	18	18	24	21	18	19
	3,031	3,003	3,563	4,630	4,747	5,004
Costs and expenses:
Cost of revenue	1,393	1,416	945	887	1,059	1,166
Research and development	875	929	866	812	873	817
Community development, sales and marketing	762	933	563	476	499	558
General and administrative	1,131	1,198	1,311	1,159	1,219	1,248
Write-off of the Brainboost Answers Engine	—	3,138	—	—	—	—
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	2,543	—	—	—	—	—

Total operating expenses	6,704	7,614	3,685	3,334	3,650	3,789

Operating income (loss)	(3,673)	(4,611)	(131)	1,296	1,097	1,215

Interest income (expense), net	55	18	(43)	(86)	(87)	(362)
Other income (expense), net	(38)	(11)	11	57	15	(9)
Gain (loss) resulting from fair value adjustment of Series A Warrants, Series B Warrants and warrant to purchase units of Series B preferred stock and warrants	—	—	(2,056)	(3,131)	2,010	(4,385)

Income (loss) before income taxes	(3,655)	(4,604)	(2,210)	(1,864)	3,035	(3,541)

Income tax benefit (expense), net	(11)	(15)	91	17	6	(78)

Net income (loss)	$(3,667)	$(4,619)	$(2,119)	$(1,847)	$3,041	(3,619)

Other Data:
Adjusted EBITDA(1)	$(181)	$(670)	$520	$1,950	$1,744	$1,895
ReferenceAnswers average daily page views	3,225,000	2,641,000	2,666,000	3,027.000	2,982,000	2,965,000
WikiAnswers average daily page views	1,885,000	2,318,000	3,094,000	4,350,000	5,337,000	6,082,000
ReferenceAnswers RPM	$6.23	$6.18	$6.44	$6.21	$5.84	$5.87
WikiAnswers RPM	$6.91	$7.11	$6.89	$7.19	$6.58	$6.14

(1)       We define Adjusted EBITDA as net earnings before interest, gain (loss) resulting from fair value adjustment of Series A Warrants, Series B Warrants and warrant to purchase units of Series B preferred stock and warrants, taxes, depreciation, amortization, stock-based compensation, foreign currency exchange rate differences and certain non-recurring revenues and expenses.

We use Adjusted EBITDA as an additional measure of our overall performance for purposes of business decision-making, developing budgets and managing expenditures. It is useful because it removes the impact of our capital structure (interest expense and gain (loss) resulting from fair value adjustment of Series A Warrants, Series B Warrants and warrant to purchase units of Series B preferred stock and warrants), asset base (amortization and depreciation), stock-based compensation expenses, taxes, foreign currency exchange rate differences and certain non-recurring revenues and expenses from our results of operations. We believe that the presentation of Adjusted EBITDA provides useful information to investors in their analysis of our results of operations for reasons similar to the reasons why we find it useful and because these measures enhance their overall understanding of the financial performance and prospects of our ongoing business operations. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods, and peer companies in our industry.

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

•
Depreciation, Interest, Gain (Loss) Resulting from Fair Value Adjustment of Series A Warrants, Series B Warrants and Warrant to Purchase Units of Series B Preferred Stock and Warrants, Taxes and Exchange Rate Differences. We believe that, excluding these items from the Adjusted EBITDA measure provides investors with additional information to measure our performance, by excluding potential differences caused by variations in capital structures (affecting interest expense), asset composition, and tax positions.

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

•
Adjusted EBITDA does not reflect interest expense and other cost relating to financing our business, including gains and losses resulting from fair value adjustment of Redpoint Venture’s Series A Warrants, Series B Warrants and their Warrant to Purchase Units of Series B Preferred Stock and Warrants;

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

We compensate for these limitations by providing specific information in the reconciliation to the GAAP amounts excluded from Adjusted EBITDA, as follows:

	Quarter Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	Jun. 30, 2009
	(in thousands)

Net income (loss)	$(3,667)	$(4,619)	$(2,119)	$(1,847)	$3,041	$(3,619)

Interest (income) expense, net	(55)	(18)	43	86	87	362
Foreign currency (gains) losses	38	11	(11)	(57)	(15)	9
Income tax (benefit) expense, net	11	15	(91)	(17)	(6)	78
Depreciation and amortization	448	383	250	248	261	299
Stock-based compensation	501	420	392	406	386	381
Write-off of the Brainboost Answers Engine	—	3,138	—	—	—	—
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	2,543	—	—	—	—	—
(Gain) loss resulting from fair value adjustment of Series A Warrants, Series B Warrants and warrant to purchase units of Series B preferred stock and warrants	—	—	2,056	3,131	(2,010)	4,385

Adjusted EBITDA	$(181)	$(670)	$520	$1,950	$1,744	$1,895

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Currency Risk. Our revenue is denominated solely in U.S. dollars. However, close to half of our operating expenses (excluding non-cash items such as stock-based compensation and Gain (Loss) from fair value adjustment of Series A Warrants, Series B Warrants and Warrant to purchase units of Series B preferred stock and warrants) are denominated in New Israel Shekels (NIS). In recent years, the U.S. dollar-NIS exchange rate has been volatile. We expect the amount of such NIS denominated expenses to grow in the foreseeable future. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on our results of operations. In addition, to the extent we hold cash and cash equivalents that are denominated in currencies other than the U.S. dollar; we are subject to the risk of exchange rate fluctuations. We often hedge our foreign currency commitments. Such transactions are mainly designed to hedge short term cash flows related to anticipated expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2009, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of June 30, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings. However, from time to time, we may receive various legal claims incidental to our normal business activities, such as intellectual property infringement claims and claims of defamation and invasion of privacy. Results of claims cannot be predicted with certainty. Regardless of the legal outcome of any such claims, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS

Risks Relating to our Business

If search engines alter their algorithms or methods or otherwise restrict the flow of users visiting our Web properties, our business and financial results could suffer.

Search engines serve as the primary Web entry point for most users in search of information, and our topic and answer pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. As a result, we rely heavily on search engines for the overwhelming share of users visiting our Web properties. According to our internal estimates, traffic to our Web properties originating from search engines during the second quarter of 2009, excluding Google-directed definition link traffic, was approximately 84% of the overall traffic to our Web properties, the majority of which originated from Google and, to a lesser but still significant extent, Yahoo!. WikiAnswers search engine traffic during the same period was even more significant, amounting to over 90% of its overall traffic. If our traffic from search engines declines for any reason, we would suffer a significant decline in overall traffic and revenue. For example, in July 2007, a search engine algorithm adjustment by Google led to a drop in Google directed traffic to ReferenceAnswers. This adjustment reduced our overall traffic by approximately 28% based on the average traffic directed to ReferenceAnswers from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue declined proportionately. In September 2007, Yahoo! dropped our content from its search index, which led to a drop in our Yahoo! directed traffic. This action was reversed within a week. During the last two years we have experienced other such cases of decreases, and at times, increases, in traffic due to adjustments made by the search engines.

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

Our business is dependent on the GSA, under which we obtain most of the advertisements displayed on our Web properties and earn most of our ad revenues. Google may terminate the GSA with no advance notice if we:

•	take certain prohibited actions including, among other things:

o	editing or modifying the order of search results,

o	redirecting end users, producing or distributing any software which prevents the display of ads by Google,

o	modifying, adapting or otherwise attempting to obtain source code from Google technology, content, software and documentation or

o	engaging in any action or practice that reflects poorly on Google or otherwise disparaging or devaluing Google’s reputation or goodwill;

•	breach the grant of a license to us by Google of certain trade names, trademarks, service marks, logos, domain names and other distinctive brand features of Google;

•	breach the confidentiality provisions of the GSA;

•	breach the exclusivity provisions of the GSA; or

•	materially breach the GSA more than two times, irrespective of any cure to such breaches.

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

The U.S. and global economies are currently experiencing a significant contraction, and we may see further economic downturn in the immediate and near future. The deterioration in economic conditions generally has caused, and we expect that it may continue to cause, decreases and/or delays in advertising expenditures and decreases in queries likely to generate revenue, one or both of which would reduce revenues shared with us by our advertising partners, including Google, and adversely affect our business, financial condition and results of operations.

The failure of WikiAnswers to grow in accordance with our expectations could have an adverse impact on our business and financial results.

WikiAnswers is currently our primary growth driver, and it exceeds ReferenceAnswers in both traffic and revenue. Our projections assume that the 2009 growth of WikiAnswers will continue to be greater than that of ReferenceAnswers. If, for whatever reason, WikiAnswers fails to perform as well as we anticipate, and the growth we are experiencing decelerates significantly, falters or ceases, our business and financial results could be adversely affected.

If Internet users do not interact with WikiAnswers frequently or if we fail to attract new users to the service, our business and financial results will suffer.

The success of WikiAnswers is largely dependent upon users constantly visiting the site by asking questions, posting answers and improving upon both. We have seen a very high correlation between growth in questions and answers and growth in the site’s page views. We need to attract users to visit the Web property frequently and spend increasing amounts of time on the Web property when they visit. If we are unable to encourage users to interact more frequently with WikiAnswers and to increase the amount of user generated content they provide, our ability to attract new users to the Web property and increase the number of loyal users will be diminished and adversely affected. In addition, our efforts aimed at integrating WikiAnswers and ReferenceAnswers may ultimately have a negative impact on the dynamics of the creation of user-generated content on WikiAnswers. Users arriving at pages displaying non-editable reference content may not become engaged with the site, in which case the growth of our community and database of questions and answers could be harmed. As a result, we may not be able to grow our business as planned and our business and financial results would suffer.

If we are unable to maintain and improve the quality of content being contributed to WikiAnswers and if we fail to fight vandalism the site has been experiencing, the Web property will become less valuable to the users, less popular as a destination for obtaining answers to questions and its growth will be negatively affected, which in turn could adversely impact our financial results.

It is critical that we ensure that the quality of content being posted on WikiAnswers, both questions and answers, is maintained and improved over time. The better the quality of the content generated on the Web property, the more valuable the Web property will be for users in search of answers, as well as for search engines indexing the content to continue featuring it in their search engine result pages. Improved quality content should lead to stronger growth in the community size and will lessen the risk of a search engine’s algorithm and/or policy makers downgrading the rank of WikiAnswers. In addition, it is critical that we ward off vandals and eliminate vandalism on the Web property to the greatest extent possible. If we fail to maintain and improve the quality of the Web property’s content, the appeal of WikiAnswers to users and search engines may diminish and the growth of the Web property may be negatively affected, which in turn could cause our financial results to suffer.

We are planning on launching additional versions of WikiAnswers, in foreign languages, targeting non-English speaking users, resulting in additional risks.

We are currently planning on launching several versions of WikiAnswers in foreign languages. In the future, we may continue to expand our international presence. In order for our products and services in foreign languages to achieve widespread acceptance, commercial use and acceptance of the Internet must continue to grow, which growth may occur at slower rates than those experienced in the U.S. Moreover, we must continue to successfully tailor our services to the unique customs and cultures of non-English speaking audiences, which can be difficult and costly and the failure to do so could slow our international growth. Operating sites in languages other than English exposes us to additional risks, including difficulties in managing operations due to cultural differences, and including compliance with laws and regulations governing the Internet in foreign jurisdictions. Our success in international markets may also depend, in part, on our ability to identify potential acquisition candidates, joint venture or other partners, and to enter into arrangements with these parties on favorable terms, given that we could encounter significant barriers to entry in connection with expansion efforts outside of these arrangements.

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

If we are unable to attract and retain dedicated volunteer supervisors for encouraging the community’s expansion, our plans for growing WikiAnswers may fail and our results of operations may be adversely affected.

We benefit from the heavy involvement of a large group of external volunteer supervisors who are not employed by us and are not compensated for their site activity. The volunteer supervisors, for their own personal motives and enjoyment, are involved in monitoring questions and answers in specific categories in an effort to help questions get answered quickly. Volunteers also help prevent vandalism, improve content consistency, encourage high-quality contributions and identify potential new volunteers. Volunteers are also engaged in various community programs aimed at strengthening the community and contributors’ sense of connection to the site and the community at large and help instill a sense of camaraderie among users interested in various categories of WikiAnswers. As of June 30, 2009, the community enjoyed the benefit of over 550 such supervisors. If we are not able to attract enough volunteers, WikiAnswers may suffer and the Web property may become less attractive to users, which in turn will adversely affect the site’s growth, our business and financial results. Alternatively, we may be forced to hire paid employees to engage in many of the initiatives that volunteers currently take upon themselves for their own personal pleasure and gratification, which, in turn, would increase the cost of maintaining and improving WikiAnswers and adversely affect our financial results.

We benefit from Google's directing of traffic to ReferenceAnswers through its definition link, and the loss of this source of traffic could reduce our ad revenues and adversely affect our business and financial results.

Approximately 4% of our overall traffic during the second quarter of 2009 was directed to ReferenceAnswers by the definition link appearing on Google’s website result pages. This traffic includes secondary pages viewed on ReferenceAnswers as a result of visitors arriving at the site via the definition performing additional searches. The definition link traffic is the result of a unilateral decision by Google to link certain definitions to ReferenceAnswers, and not any contractual relationship. Google may change these links at any time, in its sole discretion. If Google stops directing traffic to ReferenceAnswers through its definition link, we would experience a reduction in our traffic and the corresponding ad revenues, which would adversely affect our business and financial results.

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

There are two primary categories of Internet advertising, pay-per-performance, or most commonly cost per click, or CPC, and pay-per-impression, or cost per 1,000 impressions, or CPM. In the case of performance-based advertising, the advertiser only pays when a user clicks on an ad, as opposed to viewing the ad, as in impression-based advertising. We first derived advertising revenue in the first quarter of 2005, and we have only a relatively short operating history with our CPC and CPM advertising model. As a result, we have relatively little operating history to aid in assessing our future prospects. Also, we derive nearly all of our revenues from online advertising, which is an immature industry that has undergone rapid and dramatic changes in its short history. We will encounter risks and difficulties as a growing company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.

We believe we have sufficient cash and cash equivalents to meet our working capital and operating requirements for at least the next twelve months, based on our current cash and cash equivalent levels and expected cash flow from operations.  Further, in estimating our expected cash flow during the next twelve months, we have considered the current general economic downturn and its impact on our future revenue. However, we may need or desire additional financing to execute on our current or future business strategies, including to:

•	improve traffic monetization and expand content on our Web properties;

•	enhance our operating infrastructure;

•	acquire businesses or technologies; or

•	otherwise respond to competitive pressures.

If we decide to raise additional funds through the issuance of equity or convertible debt securities, and are successful at raising such capital, the percentage ownership of our stockholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all, particularly in light of the weakness of the financial markets and the economic crisis. For example, we experienced such financing difficulties during the course of our failed attempt to acquire Lexico Publishing Group, LLC and our ultimate abandonment of a follow-on offering. If adequate funds are not available or are not available on acceptable terms, when we desire them, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our services, or otherwise respond to competitive pressures would be significantly limited.

We generate our revenue almost entirely from advertising so uncertainties in the Internet advertising market and our failure to increase advertising inventory on our Web properties could adversely affect our ad revenues.

Although worldwide online advertising spending is growing, it represents only a small percentage of total advertising expenditures. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in Internet advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If the Internet does not continue to be as widely accepted as a medium for advertising and the rate of advertising on the Internet increase, our ability to generate increased revenues could be adversely affected. We believe that growth in our ad revenues will also depend on our ability to increase the number of pages on our Web properties to provide more advertising inventory. If we fail to increase our advertising inventory at a sufficient rate, our ad revenues could grow more slowly than we expect, which could have an adverse effect on our financial results.

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

We face significant competition from a wide variety of Web properties. Question and answer sites, such as Yahoo! Answers, Askville (owned by Amazon), Live QnA (owned by Microsoft), Yedda (owned by AOL), Answerbag.com (owned by Demand Media, Inc.) and Wikia, Inc. compete with WikiAnswers. Destination portals and other free online information and/or reference services, such as About.com (owned by the New York Times), TheFreeDictionary.com, Dictionary.com (owned by IAC/InterActiveCorp) and Wikipedia.org, compete with ReferenceAnswers. Other competitors of ReferenceAnswers include vertical industry-specific Web properties, such as Bankrate.com and WebMD.com. Since several companies operating traditional search engines, such as Yahoo!, Microsoft, AOL and Ask.com offer their own question and answer services, they too can be viewed as competitors of our answers-driven products, particularly in light of the fact that some search engines have begun putting snippets of useful answers at the top of many of their pages, in response to queries made by users. Nevertheless, search engines remain the greatest source of traffic arriving at our Web properties.

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

Our failure to offer compelling content and provide our users with quality information on ReferenceAnswers could result in lost revenue, as a result of a loss of users and advertisers.

We believe our future success depends in part upon our ability to deliver valuable editorial content through ReferenceAnswers. We are heavily dependent on licensed content. We cannot guarantee that we will be able to enter into new or renew current or future content agreements on commercially acceptable terms or at all. If we are unable to maintain and enhance our existing relationships with content providers or develop new relationships with alternative providers of content, our ReferenceAnswers property may become less attractive to Internet users, resulting in decreased traffic to ReferenceAnswers, which could have an adverse effect on our ad revenues and a negative impact on our business.

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

We manage our ReferenceAnswers and WikiAnswers Web operations through our own colocation facility. Our colocation facility, located in New Jersey, is provided by NetAccess Corporation. We plan to add a second colocation site in the third quarter of 2009 in order to provide redundancy of Web operations at the data center level. Until such time, our operations are centered in one single data center facility.  Our single facility could suffer interruptions or failures in service. Our Web operations would be adversely affected, making our services less attractive to consumers and subjecting us to lost revenue. Additionally, if we are unable to recruit and retain skilled employees to manage the Web hosting operations, we may not be able to properly manage the necessary tasks to keep our systems running smoothly and grow the business.

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

The industry in which we operate is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We expect that Internet technologies, software products and services may be increasingly subject to third party patent infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, third parties may assert patent infringement claims against us in various jurisdictions that are important to our business. Further, we have received, and may receive in the future, notices or offers from third parties claiming to have intellectual property rights in technologies that we use in our businesses and inviting us to license those rights. Additionally, third parties may assert trademark infringement claims with respect to brand names we use from time to time and content we display on our Web properties. We have received, and may receive in the future, cease and desist demands based on claims that a brand and trademark of ours infringes upon a name used by a competitor. For example, we have recently received a letter from Wikia, Inc., advising that it believes it has superior rights in our registered trademark WikiAnswers, and threatening to file a Petition with the U.S. Trademark Office to cancel the mark and possibly take other action. A third party may also make claims against us over the display of search results triggered by search terms that include trademark terms. With respect to copyright laws, we may be faced with copyright infringement claims. We have received, and are likely to continue to receive, “cease and desist” letters demanding that we remove infringing content from our Web properties based on a theory of copyright and trademark infringement.

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

We incurred net losses of approximately $12.3 million and $579  thousand for the year ended December 31, 2008 and the six months ended June 30, 2009, respectively. As of December 31, 2008 and June 30, 2009, we had an accumulated deficit of approximately $71 million and approximately $74 million, respectively. We cannot assure you that we will be able to achieve net income on a quarterly or annual basis. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to incur substantial losses, which would materially adversely affect our business and financial results.

New government regulation and legal uncertainties could require us to incur significant expenses.

The laws and regulations applicable to the Internet, and to our products and services, are evolving and unclear and could damage our business. In addition, we will be subject to any new laws and regulations directly applicable to our products and services. It is possible that laws and regulations may be adopted covering issues such as user privacy, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. This legislation could expose us to substantial liability as well as dampen the growth in use of the Internet generally, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant compliance expenses. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business. Upon launching sites in foreign languages, our exposure to legislation and regulation by foreign jurisdictions may increase, which may expose us to additional substantial liability.

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

We have authorized 100 million shares of our common stock, of which approximately 15.1 million shares were issued and outstanding after giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock as of December 31, 2008.  Our board of directors has the authority, without action or vote of our stockholders in many cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, we may need to issue securities that are convertible into or exercisable for a significant amount of our common stock. For example, on June 16, 2008, we sold Series A Convertible Preferred Stock and related warrants for $6.0 million and issued the Unit Warrant to Redpoint Ventures.  On June 10, 2009 Redpoint Ventures exercised in full its Unit Warrant and we issued Series B Convertible Preferred Stock and related warrants in exchange for $7.0 million.   These issuances may dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote.

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

We may incur penalties if the registration statement covering the common stock underlying the Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock and the Common Stock Purchase Warrants and the Common Stock issued for the payment of accrued dividends on the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock does not remain effective.

Under the terms of the registration rights agreement we entered into with the holders of our Series A Convertible Preferred Stock and Series B Convertible Stock, we are obligated to register the common stock underlying the Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and the Common Stock Purchase Warrants and register the common stock issued for the payment of accrued dividends on the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock. The registration rights carry penalties in the event we do not meet these registration obligations. The registration statement registering the common stock underlying the Series A Convertible Preferred Stock and the Common Stock Purchase Warrants was declared effective by the Securities and Exchange Commission on September 16, 2008. The registration statement registering the common stock underlying the Series B Convertible Preferred Stock and the Common Stock Purchase Warrants, as well as the common stock issued for the payment of past accrued and future dividends on the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, was declared effective by the Securities and Exchange Commission on July 28, 2009. We agreed to use our commercially reasonable best efforts to ensure the continued effectiveness of the registration statement thereafter. In the event sales of any or all of the securities covered by the registration statement cannot be made, whether because of our failure to keep the registration statement effective, or for various other reasons, then we must pay liquidated damages in cash to the holders of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock in the amount of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price of $6,000,000 with respect to the shares issued or issuable in connection with the Series A Purchase Agreement and aggregate purchase price of $7,000,000 with respect to the shares issued or issuable in connection with the Series B Warrant Agreement.

We have issued and could issue additional “blank check” preferred stock without stockholder approval with the effect of diluting then current stockholder interests.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of “blank check” preferred stock with designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue a series of preferred stock with dividend, liquidation, conversion, voting or other rights, which could dilute the interest of, or impair the voting power of, our stockholders. The issuance of a series of preferred stock could be used as a method of discouraging, delaying or preventing a change in control. Although we do not presently intend to issue any additional shares of preferred stock, we may do so in the future. On June 16, 2008, we issued 60,000 shares of Series A Convertible Preferred Stock to Redpoint Ventures.  In addition, on June 10, 2009 Redpoint Ventures exercised its Unit Warrant and we issued 70,000 shares of Series B Convertible Preferred Stock to them.

The holders of our Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are entitled to receive liquidation payments in preference to the holders of our common stock.

Pursuant to the terms of the certificates of designation creating the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, upon a liquidation of our company, the holders of shares of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are entitled to receive a liquidation payment prior to the payment of any amount with respect to the shares of our common stock. The amount of this preferential liquidation payment is equal to the greater of (i) $100 per share of Series A Convertible Preferred Stock or Series B Convertible Preferred Stock, as the case may be, plus the amount of any accrued but unpaid dividends on those shares and any other fees or liquidated damages owing thereon or (ii) such amount per share as would have been payable had all shares of Series A Convertible Preferred Stock or Series B Convertible Preferred Stock, as the case may be, been upon any such liquidation converted to common stock immediately prior to such liquidation.  Dividends accrue on the shares of Series A Convertible Preferred Stock and Series B Convertible Stock at a rate of 6% per annum.

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

Our Israeli subsidiary receives tax benefits authorized under Israeli law for capital investments that are designated as “Approved Enterprises” and “Beneficial Enterprise.” To be eligible for these tax benefits, we must meet certain conditions. If we fail to meet such conditions, these tax benefits could be cancelled, and we could be required to pay increased taxes or refund the amount of tax benefits we received, together with interest and penalties. Israeli governmental authorities have indicated that the government may in the future reduce or eliminate the benefits of such programs. The termination or reduction of these programs and tax benefits could increase our Israeli tax rates, and thereby reduce our net profits or increase our net losses.

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

Exchange rate fluctuations between the U.S. dollar and the NIS may negatively affect our earnings. Our revenues are denominated in U.S. dollars. However, a significant portion of our expenses, associated with our Israeli operations, including personnel and facilities-related expenses, are incurred in NIS. Consequently, a devaluation of the U.S. dollar in comparison to the NIS will have the effect of increasing the dollar cost of our operations in Israel and an increase in the value of the U.S. dollar in comparison to the NIS may artificially reduce the dollar cost of our operations in Israel. Despite the fact that we often use various hedging tools, including forward contracts and options, to minimize the effect of currency fluctuations on our income, if the U.S. dollar cost of our operations in Israel increases, our dollar-measured consolidated results of operations will be adversely affected.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

N/A

ITEM 5.                      OTHER INFORMATION

N/A

ITEM 6.                      EXHIBITS

3.1
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock of Answers Corporation (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009).

10.1	Form of Common Stock Purchase Warrant (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2009).

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSWERS CORPORATION
(Registrant)

Date: August 5, 2009	By:	/s/ Robert S. Rosenschein

Robert S. Rosenschein
Chief Executive Officer

Date: August 5, 2009	By:	/s/ Steven Steinberg

Steven Steinberg
Chief Financial Officer
(Principal Financial Officer)