Form 10-Q
period 2009-09-30
Answers CORP
filed 2009-11-09
CIK 1283073

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2009

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

Yes      ☐                       No       ☒

The number of the registrant’s shares of common stock outstanding was 7,936,763 as of November 6, 2009.

ANSWERS CORPORATION

FORM 10-Q

CONTENTS

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

PART I - FINANCIAL INFORMATION
Answers Corporation and Subsidiary

Consolidated Balance Sheets (unaudited, in thousands except share and per share data)

	September 30	December 31
	2009	2008
	$	$
Assets

Current assets:
Cash and cash equivalents	21,344	11,739
Accounts receivable	2,257	1,680
Prepaid expenses and other current assets	789	818
Deferred tax asset	17	-
Total current assets	24,407	14,237

Long-term deposits (restricted)	271	257

Deposits in respect of employee severance obligations	1,665	1,337

Property and equipment, net of $2,606 and $2,083 accumulated depreciation as of September 30, 2009 and December 31, 2008, respectively	1,838	1,234

Other assets:
Intangible assets, net of $898 and $769 accumulated amortization as of September 30, 2009 and December 31, 2008, respectively	816	994
Goodwill	437	437
Prepaid expenses, long-term, and other assets	227	220
Deferred tax assets long term	24	-
Total other assets	1,504	1,651

Total assets	29,685	18,716

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	436	537
Accrued expenses	717	751
Accrued compensation	1,024	628
Warrant to purchase units of Series B preferred stock and warrants	-	8,698
Capital lease obligation – current portion	81	78
Deferred revenues	-	16
Total current liabilities	2,258	10,708

Long-term liabilities:
Liability in respect of employee severance obligations	1,770	1,534
Capital lease obligation, net of current portion	44	106
Deferred tax liability	34	26
Series A and Series B Warrants	8,748	-
Total long-term liabilities	10,596	1,666

Commitments and contingencies

Series A and B convertible preferred stock: $0.01 par value; stated value and liquidation preference of $100 per share; 6% cumulative annual dividend; 130,000 and 60,000 shares authorized, issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	1,796	624

Stockholders' equity:
Preferred stock: $0.01 par value; 870,000 and 940,000 shares authorized as of September 30, 2009 and December 31, 2008, respectively, none issued	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 7,936,763 and 7,870,538 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	8	8
Additional paid-in capital	88,867	77,091
Accumulated other comprehensive income (loss)	75	(28)
Accumulated deficit	(73,915)	(71,353)
Total stockholders' equity	15,035	5,718

Total liabilities and stockholders' equity	29,685	18,716

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Operations (unaudited, in thousands except share and per share data)

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
	$	$	$	$

Revenues:
Advertising revenue	4,970	3,539	14,684	9,536
Answers service licensing	17	24	53	61
	4,987	3,563	14,737	9,597

Costs and expenses:
Cost of revenue	1,264	945	3,489	3,754
Research and development	921	866	2,611	2,670
Community development, sales and marketing	621	563	1,679	2,258
General and administrative	1,201	1,311	3,666	3,640
Write-off of the Brainboost Answer Engine	-	-	-	3,138
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	-	-	-	2,543
Total operating expenses	4,007	3,685	11,445	18,003

Operating income (loss)	980	(122)	3,292	(8,406)

Interest income (expense), net	4	(43)	(445)	30
Other income (expense), net	(5)	11	-	(38)
Loss resulting from fair value adjustments of Series A Warrants, Series B Warrants and warrant to purchase units of Series B preferred stock and warrants	(999)	(2,056)	(3,374)	(2,056)

Loss before income taxes	(20)	(2,210)	(527)	(10,470)

Income tax benefit (expense), net	(50)	91	(121)	65

Net loss	(70)	(2,119)	(648)	(10,405)

Basic and diluted net loss per common share	(0.11)	(0.31)	(0.28)	(1.37)

Number of shares used in computing basic and diluted net loss per common share	7,930,440	7,865,263	7,897,391	7,861,681

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Cash Flows (unaudited, in thousands)

	Nine months ended September 30
	2009	2008
	$	$
Cash flows from operating activities:

Net loss	(648)	(10,405)

Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	883	1,080
Increase in deposits in respect of employee severance obligations	(328)	(198)
Increase in liability in respect of employee severance obligations	234	380
Stock-based compensation to employees and directors	1,166	1,312
Write-off of the Brainboost Answers Engine	-	3,138
Write-off of amounts paid in prior periods, relating to the terminated Lexico acquisition and abandoned follow-on offering	-	663
Fair value adjustments of Series A Warrants, Series B Warrants and warrant to purchase Units of Series B preferred stock and warrants	3,374	2,056
Loss on disposal of property and equipment	72	4
Gains from exchange rate forward contracts, net	-	(46)
Unrealized gains from exchange rate forward contracts	103	-
Exchange rate (gains) losses	-	38
Changes in operating assets and liabilities:
Increase in accounts receivable, and prepaid expenses and other current assets	(259)	(339)
(Increase) decrease in prepaid expenses and other assets	(12)	1
(Increase) decrease in deferred taxes, net	(33)	9
Decrease in accounts payable	(212)	(254)
Increase (decrease) in accrued expenses and accrued compensation	396	(150)
(Decrease) increase in deferred revenues	(16)	6
Net cash provided by (used in) operating activities	4,720	(2,705)

Cash flows from investing activities:
Capital expenditures	(1,275)	(435)
Increase in long-term deposits	(14)	(28)
Proceeds from sales of investment securities	-	700
Net cash provided by (used in) investing activities	(1,289)	237

Cash flows from financing activities:
Repayment of capital lease obligation	(58)	(36)
Dividends paid on preferred shares	(404)	-
Stock registration costs	-	(47)
Exercise of common stock options	177	10
Redpoint financings, net of issuance costs	6,480	5,380
Net cash provided by financing activities	6,195	5,307

Effect of exchange rate changes on cash and cash equivalents	(21)	36

Net increase in cash and cash equivalents	9,605	2,875

Cash and cash equivalents at beginning of period	11,739	6,778

Cash and cash equivalents at end of period	21,344	9,653

Supplemental disclosures of cash flow information:

Income taxes paid	121	7

Non-cash investing activities:
Capital expenditures on account	108	-
Acquisition of assets through capital lease obligation	-	239
Non-cash financing activities:
Increase in accrued dividends	-	106
Amortization of discounts on Series A and Series B convertible preferred shares	1,155	279

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

As of September 30, 2009, approximately $873 thousand of the Company’s net assets were located outside of the United States.

The Company provides answer-based search services to users primarily through its website Answers.com®, which includes WikiAnswers® and ReferenceAnswersTM.  In the Company’s reports prior to its quarterly report for the second quarter of 2009, it referred to ReferenceAnswers as Answers.com. Beginning with the quarterly report for the second quarter of 2009 it refers to that property as ReferenceAnswers or ReferenceAnswers.com.

On June 16, 2008, the Company raised $6 million, before related fees and costs, in a private placement offering, and on June 10, 2009 the Company raised an additional $7 million, before related fees and costs, from the exercise of the second tranche warrant of such private placement offering. See Note 4 for further details.

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

During the third quarter of 2009, the new Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (FASB) became effective. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC does not change Generally Accepted Accounting Principles in the U.S. (U.S. GAAP); and, therefore, does not have any impact on the Company’s consolidated financial statements. Beginning with this quarterly report, all references to GAAP in the notes to the consolidated financial statements use the new Codification numbering system.

The Company has evaluated subsequent events for recognition or disclosure through November 6, 2009, the date upon which these financial statements were available to be issued.

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Revenue Recognition

The Company, through its website Answers.com, generates revenues via advertising in the form of pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, the Company earns revenue based on the number of clicks associated with such ads. In the paid-for-impression model, the Company’s revenue is derived from the display of ads.

Most of the Company’s advertising revenue is obtained through the efforts of third parties rather than through direct contracts with advertisers. The third party is obligated to pay the Company a portion of the revenue it receives from advertisers, as compensation for the Company’s sale of promotional space on its Internet properties. Amounts received from such third parties are reflected as revenue in the period in which such advertising services are provided.

The Company also earns an immaterial amount of revenue from partners that pay the Company for providing them with answer-based services that they then use in their own products, via co-branded web pages.

The Company earned advertising revenue from its two web properties, as follows:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
	$ (in thousands)
Advertising revenue

WikiAnswers	3,422	1,960	9,984	4,891
ReferenceAnswers	1,548	1,579	4,700	4,645

	4,970	3,539	14,684	9,536

Accounting for Stock-Based Compensation

Stock-based compensation is the fair value of stock options granted to employees and directors and is recorded in operating expenses over the vesting periods of the stock options. Such fair value is estimated at the date of grant using the Black-Scholes option-pricing model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, expected interest rates and the expected volatility.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options is reflected in diluted earnings per share by application of the treasury stock method. The calculation of diluted net loss per share excludes all anti-dilutive shares. The diluted net loss per share is the same as basic net loss per share as the inclusion of the Company’s common stock equivalents would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
	$ (in thousands, except share and per share amounts)		$ (in thousands, except share and per share amounts)

Basic and diluted net loss per common share computation

Numerator:
Net loss	(70)	(2,119)	(648)	(10,405)
Series A and Series B Convertible Preferred Stock dividends	(198)	(91)	(404)	(106)
Amortization of Series A and Series B Convertible Preferred Stock discounts	(585)	(239)	(1,155)	(279)
Net loss attributable to common shares (basic)	(853)	(2,449)	(2,207)	(10,790)

Denominator:
Weighted average number of common shares outstanding during the period	7,930,440	7,865,263	7,897,391	7,861,681

Basic and diluted net loss per common share	(0.11)	(0.31)	(0.28)	(1.37)

Common stock equivalents excluded because their effect would have been anti-dilutive	3,379,837	1,373,822	2,704,963	584,989

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Derivatives and hedging

The Company recognizes all derivatives on the balance sheet at fair value. If the derivatives meet the definition of a hedge and are so designated, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, firm commitments or forecasted transactions, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value, if any, is recognized in earnings. Gains (losses) from a derivative’s change in fair value that are not designated as hedges are recognized in earnings.

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

Through April 2009, the Subsidiary’s currency forwards and options were not designated as hedging instruments and, therefore, the net gains (losses) that resulted from such derivatives were recognized in earnings as they occurred.

Starting May 2009, the Subsidiary designated all of its currency hedging activity, which currently consists only of forward contracts, as cash flow hedges as they were all eligible. The Company documents all relationships between the hedging instruments and hedged items, as well as its risk management objective for undertaking these hedging transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether or not each derivative is highly effective in offsetting changes in fair value of the hedged items.

Gains (losses) from forward and option contracts are included in operating expenses, as follows:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
	$ (in thousands)		$ (in thousands)

Cost of revenue	8	(3)	(3)	6
Research and development	42	(26)	(1)	22
Sales and marketing	8	(2)	(2)	5
General and administrative	22	(13)	(4)	13
	80	(44)	(10)	46

The gains for the three months ended September 30, 2009, derived from forward contracts that were designated as hedging instruments.

The net loss for the nine months ended September 30, 2009 of $10 thousand, is comprised by $90 thousand of losses from option and forward contracts that were not designated as hedging instruments, less $80 thousand of gains from forward contracts that were designated as hedging instruments.

As of September 30, 2009, the notional amount of the Subsidiary’s outstanding forward contracts was approximately $2.9 million, constituting an asset with a fair value of $103,000. Such asset is included in prepaid expenses and other current assets as the foreign exchange forward contracts mature through May 28, 2010, and the change in fair value has been recorded in equity as accumulated other comprehensive income (loss) (see Note 3). The amounts recorded as accumulated other comprehensive income will be reclassified to earnings as the forward contracts mature or if, and to the extent the hedging relationship is deemed ineffective.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3 – Comprehensive Income (Loss)

Comprehensive income represents net income (loss) plus any revenue, expenses, gains and losses that are specifically excluded from net income (loss) and recognized directly as a component of shareholders’ equity.

The reconciliation from net income to comprehensive income is as follows:

	Three months ended September 30		Nine months ended September 30
	2009	2008	2009	2008
	$ (in thousands)		$ (in thousands)

Net loss	(70)	(2,119)	(648)	(10,405)

Unrealized gains on derivative and hedging activity, net	103	-	103	-
Less:
Reclassification adjustment for gains on derivative and hedging activity included in net loss	(44)	-	-	-

Total other comprehensive loss	(11)	(2,119)	(545)	(10,405)

Note 4 – Redpoint Financing

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

Transaction costs for both investments were allocated on a pro rata basis, based on the amounts allocated to each of the components of the transaction. Transaction costs relating to the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock have been reflected as a reduction to the proceeds from the issuance of such instruments. Transaction costs relating to the Series B Unit Warrant were deferred and amortized to interest expense over one year, which was the life of the unit warrant. Transaction costs relating to the Series A Warrants were initially reflected as a reduction to the proceeds from the issuance of such instrument and then written off to retained earnings upon adoption of EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (now incorporated in ASC 815–40, “Derivatives and hedging – Contracts in Entity’s Own Equity”) (see below). Transaction costs relating to the Series B Warrants have been included in the statement of operations as interest expense for the nine months ended September 30, 2009.

The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Series A Warrants and the Series B Warrants are collectively referred to as the “Redpoint Securities”. The two transactions, in aggregate, are collectively referred to as the “Redpoint Financings”.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4 – Redpoint Financing (cont’d)

The Series A Convertible Preferred Stock has the rights and preferences set forth in the Company’s Certificate of Designations, which amended the Company’s Amended and Restated Certificate of Incorporation on June 16, 2008. The Series B Convertible Preferred Stock has the rights and preferences set forth in the Company’s Certificate of Designations, which amended the Company’s Amended and Restated Certificate of Incorporation on June 9, 2009.

In connection with the Redpoint Financings the Company entered into a registration rights agreement with Redpoint, pursuant to which the Company agreed to register with the SEC for resale the common stock underlying the Redpoint Securities. In connection with the registration rights agreements, the Company agreed to pay a penalty of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price, as partial liquidated damages, for certain default events and subject to certain circumstances. The partial liquidated damages may trigger if the registration is not declared effective or ceases to remain continuously effective, as the case may be. On July 30, 2008, following the Series A Financing, the Company filed a registration statement for the registration of shares of common stock issuable upon conversion of Series A Convertible Preferred Stock, and shares of common stock issuable upon exercise of the Series A Warrants, which was declared effective by the SEC on September 16, 2008. On June 15, 2009, following the Series B Financing, the Company filed a registration statement for the registration of shares of common stock issuable upon conversion of Series B Convertible Preferred Stock, shares of common stock issuable upon exercise of the Series B Warrants, and shares of common stock that may be issued as dividends pursuant to the terms of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, which was declared effective by the SEC on July 28, 2009.

In connection with the Redpoint Financings, Redpoint received the right to appoint two individuals to serve as voting members of the Company’s board of directors.

Accounting for Series A Financing

The $6,000,000 of proceeds from the Series A Financing, were first allocated to the Series B Unit Warrant, which was classified as a liability, based on its fair value, and the residual amount was allocated among the Series A Convertible Preferred Stock and the Series A Warrants based on their relative fair values, all in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity” (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”), and ASC 815–40, “Derivatives and hedging – Contracts in Entity’s Own Equity” (formerly EITF 00-19, ”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). The Series A Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in ASC 480-10-S99A (formerly EITF D-98, “Classification and Measurement of Redeemable Securities”), and, prior to January 1, 2009, the Series A Warrants were classified in permanent equity.

In June 2008, the FASB ratified the consensus of EITF 07-5 (incorporated in ASC 815–40).  ASC 815–40 responded to practice questions about whether an instrument or embedded feature is indexed to the reporting company’s own stock by establishing a framework for the determinations and by nullifying some previous requirements. The adoption of EITF 07-5 (incorporated in ASC 815–40) requirements affects issuers’ accounting for warrants and many convertible instruments with provisions that protect holders from declines in the stock price (“Down-Round” provisions). Warrants with such provisions are no longer recorded in equity, and many convertible instruments with such provisions require “bifurcation” with the conversion option separately accounted for as a derivative under ASC 815 (formerly SFAS 133).

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4 – Redpoint Financing (cont’d)

Accounting for Series A Financing (cont’d)

As a result of the adoption of ASC 815–40, effective January 1, 2009, and due to the Down-Round Protection of the Series A Warrants, such warrants are separately accounted for as a derivative under ASC 815 (formerly SFAS 133) and are no longer recorded in equity but rather as a liability, initially valued at fair value to be revalued at each reporting date.

ASC 815–40 was initially applied by recording a cumulative-effect adjustment to opening retained earnings as of January 1, 2009, to effect the accounting for the Series A Warrants as a liability. The following table summarizes the allocation of the Series A Financing had the Company been subject to the provisions of ASC 815–40 at the Initial Closing Date:

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

On September 30, 2009, the Company assessed the fair value of the Series A Warrants as compared to their value as of December 31, 2008 and June 30, 2009. The change in fair value has been included in the statement of operations as loss resulting from fair value adjustment of Series A Warrants, and amounted $505,000 and $901,000 for the three and nine months ended September 30, 2009, respectively.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4 – Redpoint Financing (cont’d)

Accounting for Series B Financing

The change in value of the Series B Unit Warrant from January 1, 2009 through June 10, 2009, has been included in the statement of operations as loss resulting from fair value adjustment of warrant to purchase units of Series B preferred stock and warrants, and amounted to $0 and $2.08 million for the three and nine months ended September 30, 2009, respectively. On June 10, 2009, Redpoint exercised, in full, the Series B Unit Warrant, which was valued at approximately $10.8 million on such date, thus extinguishing this liability from the Company’s balance sheet through a corresponding increase to additional paid-in capital.

The $7 million of proceeds from the Series B Financing, were first allocated to the Series B Warrants which were classified as a liability, recoded at fair value, and the residual amount was allocated to the Series B Convertible Preferred Stock, all in accordance with the guidance in ASC 815 (formerly SFAS 133), ASC 480 (formerly SFAS 150) and ASC 815–40 (formerly EITF Issue No. 07-5). The Series B Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in ASC  480-10-S99A (formerly EITF D-98).

Resulting from the allocation of the proceeds as described above, and in comparison to the fair market value of the Company’s common stock on the date of issuance, the effective conversion rate of the Series B Convertible Preferred Stock, represents an additional beneficial conversion value. Thus, the Company recorded an additional discount to the Series B Convertible Preferred Stock, with a corresponding increase in paid-in capital, of $2,868,000, reducing the Series B Convertible Preferred Stock to zero. In accordance with ASC 470–20, “Debt with Conversion and Other Options” (formerly EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”), the aforesaid discount is amortized to paid-in capital over five years from the date of issuance, the earliest redemption date of the stock.

The following table summarizes the allocation of the Series B Financing:

	Series B Convertible Preferred Stock	Series B Warrants	Total
	$ (in thousands)

Allocated amount	3,098	3,902	7,000
Less: Transaction costs	(230)	(290)	(520)

	2,868	3,612	6,480

On September 30, 2009, the Company assessed the fair value of the Series B Warrants as compared to their value on June 10, 2009 and June 30, 2009. The change in fair value has been included in the statement of operations as a loss resulting from fair value adjustment of Series B Warrants, and amounted $494,000 and $391,000 for the three and nine months ended September 30, 2009, respectively.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5 – Fair Value Measurements

The Company measures fair value in accordance with ASC 820-10, “Fair Value Measurements and Disclosures” (formerly SFAS  157, “Fair Value Measurements”). ASC  820-10 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820-10 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The Company measures its cash equivalents, foreign currency derivative contracts and Series A and B Warrants at fair value. In accordance with ASC 820-10, the Company’s cash equivalents are classified within Level 1. This is because the cash equivalents are valued using quoted active market prices. The Company’s foreign currency derivative contracts are classified within Level 2, because they are valued utilizing market observable inputs. The Series A and B Warrants are classified within Level 3 because they are valued using the Black-Scholes model which utilizes significant inputs that are unobservable in the market such as expected stock price volatility, risk-free interest rate and the dividend yield, and estimated period of time the warrants will be outstanding before they are ultimately exercised.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5 – Fair Value Measurements (cont’d)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and as of September 30, 2009, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$ (in thousands)
Assets
Cash Equivalents - Money Market Funds	10,948	10,948	-	-
Foreign currency derivative contracts	26	-	26	-
Total Assets	10,974	10,948	26	-

Liabilities
Series B Unit Warrant	8,698	-	-	8,698

		Fair value measurement at reporting date using
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$ (in thousands)
Assets
Cash Equivalents - Money Market Funds	20,670	20,670	-	-
Foreign currency derivative contracts (see Note 2)	103	-	103	-
Total Assets	20,773	20,670	103	-

Liabilities
Series A Warrants	4,455	-	-	4,455
Series B Warrants	4,293	-	-	4,293
Total Liabilities	8,748	-	-	8,748

In addition to the above, the Company's financial instruments at September 30, 2009, consisted of cash, prepaid expenses, deposits in respect of employee severance obligations, long term deposits, accrued expenses, accrued compensation and related liabilities and deferred revenues. The carrying amounts of all the aforementioned financial instruments, approximate fair value.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5 – Fair Value Measurements (cont’d)

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3) as defined in ASC 820-10, during the nine months ended September 30, 2009:

	Level 3
	Series B Unit Warrant	Series A and B Warrants	Total
	$ (in thousands)	$ (in thousands)	$ (in thousands)

December 31, 2008	8,698	-	8,698

Cumulative effect of change in accounting principle – adoption of ASC 815 – 40 (formerly EITF 07-5)	-	3,554	3,554
Fair value adjustments included in net loss	(1,528)	(482)	(2,010)

March 31,2009	7,170	3,072	10,242

Exercise of the Series B Unit Warrant	(10,780)	-	(10,780)
Issuance of series B warrants	-	3,902	3,902
Fair value adjustments included in net loss	3,610	775	4,385

June 30, 2009	-	7,749	7,749

Fair value adjustments included in net loss	-	999	999

September 30, 2009	-	8,748	8,748

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 - Series A and B Convertible Preferred Stock (Redeemable)

As a result of Redpoint’s Series A Financing (see Note 4), the Company’s Amended and Restated Certificate of Incorporation has been amended to provide for the issuance of up to 60,000 shares of Series A Convertible Preferred Stock, par value $0.01, of which all were issued with a stated value of $100 per share, pursuant to the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock filed with the State of Delaware on June 16, 2008 (the “Series A Certificate of Designations”).

As a result of Redpoint’s Series B Financing (see Note 4), the Company’s Amended and Restated Certificate of Incorporation was further amended to provide for the issuance of up to 70,000 shares of Series B Convertible Preferred Stock, par value $0.01, of which all were issued with a stated value of $100 per share, pursuant to the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series  B Convertible Preferred Stock filed with the State of Delaware on June 9, 2009 (the “Series B Certificate of Designations”).

The rights and preferences of the Series A Convertible Preferred Stock are set forth in the Series A Certificate of Designations filed with the State of Delaware on June 16, 2008, as disclosed in the consolidated financial statements and related notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The rights and preferences of the Series B Convertible Preferred Stock are set forth in the Series B Certificate of Designations filed with the State of Delaware on June 9, 2009, and are identical to the rights and preferences of the Series A Convertible Preferred Stock.

The following table summarizes the changes in the Series A and B Convertible Preferred Stock during the nine-month period ending September 30, 2009:

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Total
	$ (in thousands)

December 31, 2008	624	-	624

Cumulative effect of change in accounting principle – adoption of ASC 815–40 (formerly EITF 07-5 - see Note 4)	17	-	17
Issuance of Series B Convertible Preferred Stock	-	7,000	7,000
Issuance costs	-	(230)	(230)
Discount resulting from the issuance of the Series B Warrants	-	(3,902)	(3,902)
Discount resulting from the Beneficial Conversion Feature	-	(2,868)	(2,868)
Amortizations of discounts during the period	742	413	1,155

September 30, 2009	1,383	413	1,796

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7 – Stockholders’ Equity

General

The following table summarizes the changes in the Company’s stockholders’ equity during the nine-month period ending September 30, 2009:

$ (in thousands)

December 31, 2008	5,718

Stock-based compensation	1,166
Amortizations of discounts from the Redpoint Financings for the nine months ended September 30, 2009	(1,155)
Dividends on Series A and Series B Convertible Preferred Stock	(404)
Cumulative effect of change in accounting principle - adoption of ASC 815–40 (formerly EITF 07-5)	(3,570)
Exercise of Series B Unit Warrant	10,780
Discount to temporary equity resulting from the Beneficial Conversion Feature in the Series B Financing	2,868
Change in other comprehensive income (loss), net	103
Exercise of stock options	177
Net loss for the period	(648)

September 30, 2009	15,035

Common Stock

During the nine months ended September 30, 2009, the Company issued a total of 66,225 shares of common stock due to the exercise of 66,225 stock options, for total consideration of $177,000.

Common Stock Warrants

In addition to the Series A Warrants and Series B Warrants discussed in Note 3, as of September 30, 2009 there were 1,155,591 outstanding common stock warrants with a weighted average exercise price of $16.17. All warrants are exercisable immediately. In April 2009, 2,172 warrants expired. No common stock warrants were exercised during the nine months ended September 30, 2009.

Stock Options

During the nine months ended September 30, 2009, the Company granted a total of 369,750 stock options to its directors and employees at an average exercise price of $7.94 per share. Additionally, during the same period, 66,225 and 58,135 stock options were exercised and forfeited, respectively.

The total fair value of stock options vested during the three and nine months ended September 30, 2009, amounted to $400,000 and $1,166,000, respectively, and was recorded as stock-based compensation expense.

At the stockholders’ annual meeting which was held on September 9, 2009, the stockholders of the Company agreed to amend the Company’s 2005 Incentive Compensation Plan to increase the number of shares available for grant under such plan from 1,350,000 shares to 1,600,000 shares. As of September 30, 2009, 222,696 and 140,340 options were available for grant under the 2005 Plan and the 2004 Stock Plan, respectively. All prior option plans are closed for future grants.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8 - Commitments and Contingencies

(a)	Future minimum lease payments under non-cancelable operating leases for office space and cars, as of September 30, 2009, are as follows:

Year ending December 31	$ (in thousands)

2009 (three months ending December 31, 2009)	203
2010	301
2011	41

545

Rental expense for operating leases for the three months ended September 30, 2009 and 2008 was $145,000, and $158,000, respectively. Rental expense for operating leases for the nine months ended September 30, 2009 and 2008 was $420,000 and $456,000, respectively.

(b)	Future minimum lease payments under non-cancelable capital leases for computer equipment, as of September 30, 2009, are as follows:

	Principal	Interest
Year ending December 31	$ (in thousands)

2009 (three months ending December 31, 2009)	20	1
2010	82	3
2011	24	1

	126	5

(c)
A bank guarantee given to the Subsidiary’s landlord, is secured by a lien on some of the Subsidiary’s bank deposits. As of September 30, 2009, such deposits amounted to $809,000, including a restricted long-term deposit of $140,000.

(d)
In connection with the Redpoint Financings the Company entered into registration rights agreements with Redpoint, pursuant to which the Company agreed to register with the SEC for resale the common stock underlying the Redpoint Securities. In connection with the registration rights agreements, the Company agreed to pay a penalty of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price, as partial liquidated damages, for certain default events and subject to certain circumstances. The partial liquidated damages may trigger if the registration statements, which the Company filed on July 30, 2008 and June 15, 2009, and which were declared effective by the SEC on September 16, 2008 and July 28, 2009, respectively, cease to remain continuously effective.

(e)
In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and various consulting arrangements. As of September 30, 2009, the total future commitments under these arrangements amounted to approximately $713,000.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 8 - Commitments and Contingencies (cont’d)

(f)
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of its breach of agreements, services to be provided by it, or from intellectual property infringement claims made by third parties. Additionally, the Company has indemnified its board members, officers, employees, and agents serving at the request of the Company to the fullest extent permitted by applicable law. It is not possible to determine the maximum potential amount of liability under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. To date, the Company has not incurred costs as a result of obligations under these agreements and has not accrued any liabilities related to such indemnification obligations in its accompanying financial statements.

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

(h)
On or about July 24, 2009, the Company received a letter from Wikia, Inc. (Wikia) advising that Wikia believes that it has superior rights in the Company's registered trademark WikiAnswers®, and threatening to file a Petition with the U.S. Trademark Office to cancel the Company's recently registered WikiAnswers trademark and possibly take other action, if the Company does not abandon its registered mark for WikiAnswers and its application to register WikiAnswers.com and cease use of the WikiAnswers trademark. In September 2009, Wikia also filed a notice of opposition with the Trade Marks and Design Registration Office of the European Union with respect to our WikiAnswers CTM application. The Company has investigated Wikia's claims, believes the claims are without merit and intends to vigorously defend its rights in and to its US registered mark WikiAnswers. Notwithstanding the foregoing, there is no assurance that we will obtain a favorable ruling, should litigation ensue. An adverse judgment forcing us to abandon our use of the WikiAnswers and/or WikiAnswers.com marks would have the potential of materially harming our business. Litigation could also be costly for us and divert management attention.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9 – Risks and Uncertainties

(a)
Most of the Company's revenue was generated through the efforts of third party suppliers (the “Monetization Partners”). During the three and nine months ending September 30, 2009, the Company earned approximately 86% and 89% of its revenue, respectively, through one of its Monetization Partners, Google Inc. (“Google”), compared to 82% and 79% of advertising revenue from Google during the three and nine months ending September 30, 2008. The Company’s relationship with Google is governed by its Google Services Agreement, which was recently renewed for a two-year period ending January 31, 2012.

(b)
Search engines serve as origination Web properties for users in search of information, and the Company’s Websites’ topic pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. Thus, in addition to the ads the Company receives through Google, its traffic is mostly driven by search engine traffic, mostly from the Google search engine. For the third quarter of 2009, according to the Company’s internal estimates, search engine traffic represented approximately 85% of traffic. Search engines, at any time and for any reason, could change their algorithms that direct queries to the Company’s Web properties or could specifically restrict the flow of users visiting the Company’s Web properties. On occasion the Company’s Web properties have experienced decreases in traffic, and consequently in revenue, due to these search engine actions. The Company cannot guarantee that it will successfully react to these actions in the future and recover lost traffic. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, or a restriction on the flow of users visiting the Company’s Web properties from search engines, could cause a significant decrease in traffic and revenues.

(c)
Close to half of the Company’s operating expenses, excluding non-cash items such as stock-based compensation and Gain (Loss) from fair value adjustment of Series A Warrants, Series B Warrants and Warrant to purchase units of Series B preferred stock and warrants, are denominated in New Israel Shekels (NIS). The Company expects of the amount of such NIS expenses to grow in the foreseeable future. In recent years, the U.S. dollar-NIS exchange rate has been volatile. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on the Company’s operating costs. In addition, to the extent the Company holds monetary assets and liabilities that are denominated in currencies other than the U.S. dollar, the Company will be subject to the risk of exchange rate fluctuations. The Company uses various hedging tools, including forward contracts, to lessen the effect of currency fluctuations on its results of operations.

(d)
The Series A Warrants and Series B Warrants are revalued each reporting date, and any change in their fair value is recorded in the Statement of Operations. The Company uses the Black-Scholes valuation model to determine the values of the warrants. Inputs used in this model include our stock price and risk-free interest rate. The primary reason for the change in value of the aforesaid warrants over the last several quarters has been the change in the market value of our common stock on the measurement dates. To the extent that the market value of our common stock rises or declines in future periods, the Company may continue to experience significant gains or losses resulting from the fair value adjustments of Series A Warrants and Series B Warrants.

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

General

We own and operate Answers.com®, the leading Q&A site, dedicated to providing useful answers to questions about anything. Answers.com includes WikiAnswers® and ReferenceAnswers™. WikiAnswers is a community-generated social knowledge Q&A platform, leveraging wiki-based technologies. Through the contributions of the community, our questions and answers are continuously growing, improving and being updated, to form the world’s greatest Q&A database. ReferenceAnswers provides trusted editorial content on millions of topics licensed from the world’s top reference publishers. WikiAnswers.comAnswers.comAccording to comScore, under its new hybrid audience measurement methodology, Answers.com had approximately 56.4 million unique visitors in the U.S. in September 2009, ranking the site number 13 in the top U.S. Web properties for that month. Also according to comScore, Answers.com had approximately 83.1 million unique worldwide visitors in September 2009, ranking us number 25 worldwide. Our goal is to become the Internet’s best place for people to find and share answers to questions.

New Answers.com: Integration of WikiAnswers and ReferenceAnswers

In September 2009 we announced the launch of the new Answers.com, in recognition of our completing the integration of our two Web properties, culminating a process that began several quarters earlier. The product strategy guiding the integration was our desire to give users the best answers to all types of questions – be they community-generated from WikiAnswers, or editorially licensed from ReferenceAnswers.

The first stages of the integration were minor and subtle - creating a similar “look and feel” for, and cross-linking between, the properties. Thus, for example, a user looking up “Michael Jackson” in ReferenceAnswers, arrived at a page displaying reference content covering the specific query, in addition to being asked to answer WikiAnswers unanswered questions relating to Michael Jackson. The result page also resembled a WikiAnswers page by way of including the standard “Ask” and “Answer” bar in the header of the page, as opposed to the original “Search” button displayed adjacent to the query bar. Subsequently, we added an “All” radio button adjacent to the query bar on both properties, allowing users, should they choose, to find a result by searching both properties. In the second quarter of 2009, we took an additional step in integrating both Web properties by making the “All” radio button the default setting above the query box of both properties. As a result of this user-interface change, users typing in queries into either of our properties are automatically directed to the Web page our algorithms deem most appropriate as a response. For example, a user typing the query, “When did WWII start?” in ReferenceAnswers, lands on a Web page belonging to WikiAnswers with an answer to that question. A user typing the query “Who is Oprah Winfrey?” in WikiAnswers, arrives at a ReferenceAnswers page displaying the Oprah Winfrey topic. In September 2009, we took our final step in integrating the two Web properties by creating a new unified Answers.com home page and login, integrating features from both properties, and making other changes in our user interface to strengthen our positioning as having one dominant product and brand, Answers.com, comprised of the two properties, WikiAnswers and ReferenceAnswers.

Internationalization

In the third quarter of 2009 we launched French, Italian, German and Spanish language versions of WikiAnswers. The Q&A platform also supports Tagalog (Filipino). Our strategy will capitalize on the needs of users around the globe who are searching for answers online and will leverage our core strengths: community building and Q&A space. Further, we plan on leveraging our large and dynamic English language database and community, to grow our foreign language versions.  The WikiAnswers English language database contains close to 6 million answered questions. We have begun to selectively translate some of our answered English language questions, to help accelerate the adoption of our non-English versions, and plan to continue that effort. Our largest competitor already has successful international sites and receives much of its traffic from those sites, thus we view this area as critical to our future growth.

Revenue

Traffic

Our revenue is driven by the traffic generated by Answers.com and our ability to effectively monetize that traffic. Search engines, primarily Google, are responsible for most of the traffic to Answers.com. Users submit queries and search engines respond by generating a list of Web pages that they deem likely to offer the most relevant content. When an Answers.com page ranks high in the algorithmic systems of search engines, our results are more likely to be accessed by users. For the three and nine months ended September 30, 2009, according to our internal estimates, this source of traffic represented approximately 85% and 83%, respectively, of Answers.com’s traffic.

Presently, the balance of the traffic arriving at Answers.com originates from direct usage, i.e., users visiting our home page and/or navigating within Answers.com, and from users who have clicked on Google’s Definition Link feature. Since 2005, we benefited from an informal, non-contractual relationship with Google under which Google linked certain search results related to definitional queries to ReferenceAnswers. This link (or links, in the case of multiple-phrase queries) appeared at the right end of the blue header bar for Google Search Results. For the nine months ended September 30, 2009, according to our internal estimates, this source of traffic represented approximately 5% of our overall traffic and revenue. In October 2009, Google informed us that beginning sometime during the fourth quarter of 2009, they will no longer be sending us traffic from the Google Definition Link. As of the filing of this quarterly report, most of this traffic appears to have been discontinued.

Search engines, at any time and for any reason, could change their algorithms that direct search queries to our Web properties or could restrict the flow of users visiting our Web properties specifically. In fact, our Web properties – which rely so heavily on search engine traffic – have experienced decreases in traffic, and consequently in revenue, Thus, we expend considerable resources guarding and improving the volume of this traffic . The industry commonly refers to such efforts as search engine optimization, or SEO. We often refer to traffic from search engines as SEO traffic. One of the areas that we focus on is the “quality” of the Q&A data base, since poor quality could negatively impact our SEO traffic.

Seasonality

Our results of operations have historically been affected by seasonal patterns in both traffic to our Web properties and advertising demand. Many of our users are students who utilize our Web properties as reference sources. Our traffic fluctuates with the academic school year, rising from January through May, falling to lower levels during the summer months, rising again in September through November, and falling again in December, coinciding with school breaks and the holiday season. We expect traffic to our Web properties to continue to fluctuate seasonally in the future. This seasonal fluctuation in traffic results in a fluctuation in our quarterly revenues, since lower traffic on our Web properties translates into fewer users clicking on or viewing the advertisements on our Web properties. Our current seasonal patterns may become more pronounced or may change as we grow domestically and internationally.

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

We also use Google, Inc.’s Google Analytics measurement services and Google AdSense data to estimate the breakdown of our traffic sources, noted above.  Google Analytics measurements are generated by our placement of tags on our Web properties’ pages, which Google Analytics uses to count and report audience metrics independently.

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

We also generate community-related statistics, including total number of questions, answers and users, from our own systems contained in the WikiAnswers property.

Our primary third party ad network, Google AdSense, accounted for approximately 86% and 89% of our total revenue in the three and nine months ending September 30, 2009, as compared to approximately 82% and 79% of our total revenue in the three and nine months ending September 30, 2008. We obtain CPC ads from Google. In addition to Google, we utilize the services of other third party ad networks that provide us with CPM ads. We expect that for the foreseeable future, CPC ads will continue to generate the overwhelming majority of our revenue, and we have no plans to reduce our reliance on CPC ads.

Direct Ad Sales. In the second quarter of 2008, we decided to suspend our direct ad sales efforts and to instead focus on selling ads through advertising networks, primarily Google AdSense. In the second and third quarter of 2008 we terminated all of our direct ad sales employees. This decision allowed us to focus on our core competency – growing the community, growing our traffic and monetizing via Google and other ad networks. Notwithstanding the lack of a direct ad sales team, we are occasionally approached directly by advertisers who wish to advertise on Answers.com, and we often facilitate such requests.

Licensing Revenue. We earn a negligible portion of our revenues from partners that pay us for providing them with our answer-based services that they then use in their own products, via co-branded Web pages. Revenue from these arrangements are based on various formulae, including fees based on the number of user queries and fixed periodic fees.

Costs and Expenses

Cost of Revenue

Cost of revenue consists of fees to third parties to license and translate content, data center costs, including depreciation of information technology assets, compensation, travel and overhead costs relating to personnel who are engaged in production operations, content editing and content integration, Web search service fees, ad serving fees, amortization of the cost of acquired software used in our products, and contractual revenue sharing fees to various Web property operators for visitors directed to our Web properties, or traffic acquisition costs. Our cost of revenue, as a percentage of revenue, is generally expected to decrease as we grow revenue, since many of its components, such as content licensing, are not directly tied to revenue. Notwithstanding, we do not expect to experience margin improvement over the next few quarters because of the various initiatives we are planning, including translation of English-language content into foreign languages. Depending on the pace of such initiatives, our margins may even decline.

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

Community Development, Sales and Marketing Expenses

Community development, sales and marketing expenses consist of compensation, travel and overhead costs of personnel in charge of developing and encouraging the WikiAnswers community of users asking and answering questions and volunteer supervisors, sales and marketing, product management, marketing and market information services, public relations and promotional costs. As a result of our termination of direct ad sales in 2008, we expect that the primary future growth in this expense line item will be in the area of WikiAnswers community development. We generally expect that our sales, marketing and community development expenses will decline as a percentage of revenue as we grow our revenue.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, travel and overhead costs for financial, legal, human resources, and other administrative personnel, professional services, including investor relations, legal, accounting, payroll and other consulting services, insurance fees, amortization of domain names, and other general corporate expenses. We generally expect that our general and administrative expenses will decline as a percentage of revenue as we grow our revenue.

Overhead Costs

Overhead costs consist primarily of rent, telecommunications, utilities and depreciation expenses.

Stock-Based Compensation

New employees typically receive stock option awards within three months of their start date. We also grant additional stock option awards to existing employees and directors. We account for stock-based awards under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” (formerly SFAS No. 123 (revised 2004), “Share-Based Payment”), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period awards are expected to vest. Costs resulting from stock-based compensation are part of our compensation expense and are included in the operating expense categories in our Statements of Operations.

Impact of Foreign Currency Fluctuations

The dollar cost of our operations is heavily influenced by changes in the value of the dollar in relation to the New Israeli Shekel (“NIS”), mostly due to the NIS-based salaries of our Israel-based employees. Close to half of our operating expenses, excluding non-cash items such as stock-based compensation, are denominated in New Israel Shekels (NIS). We enter into forward contracts to hedge some of our NIS-based expenses. Prior to May 2009, these derivatives were not designated as hedging instruments under the rules of ASC 815, “Derivatives and Hedging” (formerly SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”), and therefore, the net gains (losses) arising from these derivatives were recognized in operating expenses as they occurred. Starting May 2009, we designated all of our currency hedging activity as cash flow hedges as they were all eligible.

In the three months ended September 30, 2009, compensation, excluding stock-based compensation (thereafter, “Cash-Based Compensation”), to employees amounted to $1,791 thousand compared to $1,727 thousand during the same period in 2008, a net increase of $64 thousand. As a result of the strengthening of the dollar as compared to the NIS and the effect of foreign currency derivatives, Cash-Based Compensation in the three months ended September 30, 2009 would have declined approximately $104 thousand as compared to the same period in 2008, however, such decline was offset by other compensation changes, including increases in headcount and raises, amounting to $168 thousand.

In the nine months ended September 30, 2009, Cash-Based Compensation to employees amounted to $5,233 thousand compared to $5,553 thousand during the same period in 2008, a decrease of $320 thousand. As a result of the strengthening of the dollar as compared to the NIS and the effect of foreign currency derivatives, Cash-Based Compensation in the nine months ended September 30, 2009 would have declined approximately $509 thousand as compared to the same period in 2008, however, such decline was offset, to some extent, by other compensation changes, including increases in headcount and raises, amounting to $190 thousand.

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

On July 17, 2007, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission which was declared effective on August 6, 2007.  The registration statement covered up to an aggregate of $140 million of common stock, preferred stock, warrants, debt securities, units or any combination thereof. On January 16, 2008, we filed a prospectus supplement for a proposed public offering which we later amended on February 8, 2008.  On February 13, 2008 we canceled our proposed public offering due to unfavorable market conditions. On March 1, 2008, the members of Lexico terminated the purchase agreement, due to our inability to finance the acquisition.  Additionally, in connection with the Lexico transaction, on January 15, 2008, we entered into a Securities Purchase Agreement with an institutional investor, or the senior notes investor, for the optional purchase and sale of $8.5 million of our senior secured convertible notes. Our intent was to close the senior secured convertible notes financing in conjunction with our follow-on offering, if we needed such funds to close the Lexico acquisition. Since our purchase agreement with Lexico was terminated, the Securities Purchase Agreement also terminated.

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

After deducting placement agent fees and legal expenses, our net proceeds from the private placement, in June 2008, were $5,380,000, while our net proceeds from the exercise of the Series B Unit warrant, in June 2009, were $6,480,000. The transaction that took place on June 16, 2008 is referred to as the “Series A Financing”.  The transaction that took place on June 10, 2009 is referred to as the “Series B Financing”. The two transactions, in aggregate, are collectively referred to as the “Redpoint Financings”. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Series A Warrants and the Series B Warrants are collectively referred to as the “Redpoint Securities”.

The Series A Convertible Preferred Stock has the rights and preferences set forth in our Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock, which, as of its date of filing on June 16, 2008, amended our Amended and Restated Certificate of Incorporation. For a detailed description of the rights and preferences of the Series A Convertible Preferred Stock, we refer you to the notes to the financial statements included in our annual report on form 10-K filed on March 9, 2009.  The rights and preferences of the Series B Convertible Preferred Stock are set forth in the Series B Certificate of Designations filed with the State of Delaware on June 9, 2009, and are identical to the rights and preferences of the Series A Convertible Preferred Stock.

In connection with the Redpoint Financings, Redpoint received the right to appoint two individuals to serve as voting members of our board of directors.

In connection with the Redpoint Financings we entered into a registration rights agreement with Redpoint, pursuant to which we agreed to register with the SEC for resale the common stock underlying the Redpoint Securities. In connection with the registration rights agreement, we agreed to pay a penalty of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price, as partial liquidated damages, for certain default events and subject to certain circumstances. The partial liquidated damages may trigger if the registration statements covering the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, which we filed on July 30, 2008 and June 15, 2009 respectively, and which were declared effective by the SEC on September 16, 2008 and July 28, 2009 respectively, cease to remain continuously effective.

Income Tax Benefit (Expense), Net

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating and amortizing property, equipment and intangible assets and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes. In addition, our income tax expense has been adjusted for the effect of state and local taxes and foreign income from our wholly owned subsidiary. At September 30, 2009, our deferred tax assets were almost entirely offset by a valuation allowance because realization depends on generating future taxable income, which, in our estimation, is not more likely than not to transpire.

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

Three Months and Nine Months Ended September 30, 2009 and 2008

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

WikiAnswers advertising revenue	3,422	1,960	1,462	9,984	4,891	5,093
ReferenceAnswers advertising revenue	1,548	1,579	(31)	4,700	4,645	55
Licensing revenue	17	24	(7)	53	61	(8)
	4,987	3,563	1,424	14,737	9,597	5,140

Revenue increased $1,424 thousand, or 40%, to $4,987 thousand for the three months ended September 30, 2009 from $3,563 thousand for the three months ended September 30, 2008.  Revenue increased $5,140 thousand, or 54%, to $14,737 thousand for the nine months ended September 30, 2009 from $9,597 thousand for the nine months ended September 30, 2008.

WikiAnswers advertising revenue in the three months ended September 30, 2009 increased $1,462 thousand, or 75%, compared to the same period in 2008, due to increases in traffic, offset to some extent by decreased RPM. WikiAnswers average daily page views in the three months ended September 30, 2009 were 6,336,000, an increase of 105% compared to the average daily page views of 3,094,000 in the same period in 2008. We believe that the traffic growth that WikiAnswers has experienced in the three months ended September 30, 2009 as compared to the same period in 2008 is primarily due to the dynamics of the property. As our database of questions and answers grows, we draw new traffic, primarily from SEO, which in turn results in the creation of new questions and answers, or new content, which in turn drives additional growth. The growth in revenue from the aforesaid traffic growth was partially offset by a decrease in our RPM. The WikiAnswers RPM in the three months ended September 30, 2009 was $5.87, a decrease of 15% compared to the RPM of $6.89 in the same period in 2008. We believe the general economic downturn is the primary cause for the decline in RPM.

WikiAnswers advertising revenue in the nine months ended September 30, 2009 increased $5,093 thousand, or 104%, compared to the same period in 2008, due to increased traffic, offset, to some extent, by decreased RPM.  WikiAnswers average daily page views in the nine months ended September 30, 2009 were 5,919,000, an increase of 143% compared to the average daily page views of 2,432,000 in the same period in 2008. We believe that the traffic growth that WikiAnswers has experienced in the nine months ended September 30, 2009 as compared to the same period in 2008 is primarily due to the dynamics of the property. As our database of questions and answers grows, we draw new traffic, primarily from SEO, which in turn results in the creation of new questions and answers, or new content, which in turn drives additional growth. The growth in revenue from the aforesaid traffic growth was partially offset by a decrease in our RPM. The WikiAnswers RPM in the nine months ended September 30, 2009 was $6.16, a decrease of 12% compared to the RPM of $6.97 in the same period in 2008. We believe the general economic downturn is the primary cause for the decline in RPM.

ReferenceAnswers advertising revenue in the three months ended September 30, 2009 decreased $31 thousand, or 2%, compared to the same period in 2008, due to lower RPM, offset, to some extent, by an increase in traffic. The ReferenceAnswers RPM in the three months ended September 30, 2009 was $5.89, a decrease of 8%, compared to the RPM of $6.44 during the same period in 2008. We attribute the decline in RPM to the general economic downturn, as well as the elimination of direct sales in the third quarter of 2008.  ReferenceAnswers average daily page views in the three months ended September 30, 2009 were 2,857,000, an increase of 7% compared to the average daily page views of 2,666,000 in the same period in 2008.

ReferenceAnswers advertising revenue in the nine months ended September 30, 2009 increased $55 thousand, or 1%, compared to the same period in 2008. The increase was the result of an increase in traffic, offset, to some extent, by lower RPM. ReferenceAnswers average daily page views in the nine months ended September 30, 2009 were 2,935,000, an increase of 3% compared to the average daily page views of 2,844,000 in the same period in 2008. The ReferenceAnswers RPM in the nine months ended September 30, 2009 was $5.85, a decrease of 7%, compared to the RPM of $6.28, during the same period in 2008. We attribute the decline in RPM to the general economic downturn, as well as the elimination of direct sales in the third quarter of 2008.

Integration of ReferenceAnswers and WikiAnswers

As described in further detail above, in September 2009, we announced the launch of the new Answers.com, in recognition of our completing the integration of WikiAnswers and ReferenceAnswers. The product strategy guiding such integration was our desire to give users the best answers to all types of questions – be they community-generated from WikiAnswers, or editorially licensed from ReferenceAnswers. In September 2009, we took our final step in this integration by creating a new unified Answers.com home page and login, integrating features from both properties, and making other changes in our user interface to strengthen our positioning as having one dominant product and brand, Answers.com, comprised by two properties, WikiAnswers and ReferenceAnswers. Since the new unified Answers.com home page was designed to give prominence to WikiAnswers and to encourage users to enter their questions into the site’s query bar, beginning September 2009, visits to that page, which on average approximate 175,000 per day, are being recorded as a WikiAnswers page-view rather than a ReferenceAnswers page-view, contrary to the previous practice.

Traffic and Revenue Trends

The following table illustrates the historical trends of our two Web properties’ revenues, average daily page views and RPMs, by quarter, beginning the first quarter of 2008:

	2008				2009
	Q1	Q2	Q3	Q4	Q1	Q2	Q3

Ad Revenue ($ - in thousands)

WikiAnswers	1,185	1,500	1,960	2,879	3,162	3,400	3,422
ReferenceAnswers	1,828	1,485	1,579	1,730	1,567	1,585	1,548
Total	3,013	2,985	3,539	4,609	4,729	4,985	4,970

WikiAnswers	39%	50%	55%	62%	67%	68%	69%
ReferenceAnswers	61%	50%	45%	38%	33%	32%	31%
Total	100%	100%	100%	100%	100%	100%	100%

Traffic – Average Daily Page Views

WikiAnswers	1,885,000	2,318,000	3,094,000	4,350,000	5,337,000	6,082,000	6,336,000
ReferenceAnswers	3,225,000	2,641,000	2,666,000	3,027,000	2,982,000	2,965,000	2,857,000
Total	5,110,000	4,959,000	5,760,000	7,377,000	8,319,000	9,047,000	9,193,000

WikiAnswers	37%	47%	54%	59%	64%	67%	69%
ReferenceAnswers	63%	53%	46%	41%	36%	33%	31%
Total	100%	100%	100%	100%	100%	100%	100%

RPM
WikiAnswers	$6.91	$7.11	$6.89	$7.19	$6.58	$6.14	$5.87
ReferenceAnswers	$6.23	$6.18	$6.44	$6.21	$5.84	$5.87	$5.89

Traffic Trends

WikiAnswers’ average daily page views in the third quarter of 2009 were 6.34 million, an increase of 4% compared to the previous quarter. WikiAnswers’ average daily page views in the third quarter of 2008 grew 33% as compared to the second quarter of 2008. The primary reason for the mere 4% traffic growth in the third quarter of 2009 as compared to the growth in third quarter of 2008 was the traffic declines we experienced in July and August of 2009, which we attribute to summer seasonality which was more pronounced than in previous years, and the effect of product changes intended to improve longer-term traffic and quality. The decline in July and August was followed by strong traffic growth in September and October, similar to our experience in previous years.

Since we purchased WikiAnswers in November 2006, the Web property has grown significantly, each quarter, both in terms of traffic and revenue. We believe that the growth that WikiAnswers has experienced is primarily due to the dynamics of the property. As our database of questions and answers grows, we draw new traffic, primarily from SEO, which in turn results in the creation of new questions and answers, or new content, which in turn drives additional growth. This is a self-reinforcing growth model that we consider a “virtuous cycle of growth”. Notwithstanding our belief in this cycle of growth, WikiAnswers’ growth has, over time decelerated, and we believe that, as WikiAnswers grows further, its rate of growth will decelerate further. In addition, since the integration of our two Web properties was completed only fairly recently, we cannot predict how that integration will impact future growth.

Beginning the third quarter of 2007, when we experienced a drop in our traffic to ReferenceAnswers due to a search engine algorithm adjustment by Google, through the first quarter of 2009, ReferenceAnswers average daily page views in every quarter has declined, compared to the same quarter in the immediately preceding year. This trend was reversed beginning the second quarter of 2009. In the second and third quarters of 2009, ReferenceAnswers average daily page views were 12% and 7% higher, respectively, than the average daily page views for the same periods in 2008. We attribute this increase to a number of factors. First, in the second quarter of 2008, in an effort to defend and improve our SEO traffic, we made changes to the property, that caused traffic in the third and fourth quarters of 2008 and in the first quarter of 2009 to decline compared to the same periods in the immediately preceding year. Hence, beginning the second quarter of 2009, ReferenceAnswers traffic was no longer in decline, compared to 2008. Second, the integration of our two Web properties resulted in a net increase of traffic to ReferenceAnswers in May 2009. However, ReferenceAnswers experienced traffic declines in the months of September and October 2009, as compared to the same months in 2008. We believe that the final steps of integration taken in September 2009, namely a new Answers.com homepage geared more towards WikiAnswers, was one of the factors that led to these declines. We are presently not able to identify a predictable traffic trend for this property. Finally, for the nine months ended September 30, 2009, according to our internal estimates, approximately 5% of our overall Company traffic and revenue was derived from the Google Definition Link. In October 2009, Google informed us that beginning sometime during the fourth quarter of 2009, they will no longer be sending us traffic from the Google Definition Link. As of the filing of this quarterly report, most of this traffic appears to have been discontinued.

RPM Trends

We believe that the general economic downturn has hurt our RPMs during the nine months ended September 30, 2009. Based on recent trends in the industry, we are hopeful that RPMs have stabilized and that we will begin to see RPM improvement in the coming months. Notwithstanding, the current general economic downturn may continue or escalate and may result in fewer page views that result in commercial activities by our users. Further, the revenue rates we receive from Google depend upon a number of factors outside of our control, including the amount Google charges its network of advertising businesses. If Google charges its advertisers less, due to a weaker economy, our ultimate revenue share will also decrease. These potential developments could delay improvement in RPMs or could even have a further negative impact on the RPM of both our Web properties.

Our relationship with Google, our primary third-party ad network, is governed by our Google Services Agreement, or GSA, which was recently renewed for a two-year period ending January 31, 2012 at financial terms that are slightly less favorable than the terms we had for the two-year period ending January 31, 2010.

Costs and Expenses

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

Cost of revenue	1,264	945	319	3,489	3,754	(265)

Cost of revenue increased $319 thousand, or 34%, to $1,264 thousand in the three months ended September 30, 2009, from $945thousand in the three months ended September 30, 2008. The change in cost of revenue was due primarily to an increase of $71 thousand in compensation related expenses, excluding stock based compensation, a $7 thousand decrease in stock based compensation, increased data center costs, including depreciation of equipment, of $192 thousand, and increased content-related costs of $58 thousand.

Cost of revenue decreased $265 thousand, or 7%, to $3,489 thousand in the nine months ended September 30, 2009, from $3,754 thousand in the nine months ended September 30, 2008. The change in cost of revenue was due primarily to the following factors: Amortization expense from intangible technology assets we purchased in connection with the Brainboost acquisition that took place in December 2005 decreased $358 thousand, because we wrote off the Brainboost Answer Engine on May 25, 2008, thus there was no amortization in the nine months ended September 30, 2009. Additionally, data center costs decreased $113 thousand and stock-based compensation decreased $26 thousand. The aforesaid decreases were partially offset by a $101 thousand increase in compensation costs, excluding stock based compensation, increases in recruitment fees of $28 thousand and increases in content licensing costs of $101 thousand.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

Research and development	921	866	55	2,611	2,670	(59)

Research and development expenses increased $55 thousand, or 6%, to $921 thousand in the three months ended September 30, 2009, from $866 thousand in the three months ended September 30, 2008. The change in research and development expenses was due primarily to an increase of $28 thousand in compensation related expenses, excluding stock based compensation, a $4 thousand decrease in stock based compensation and a $29 thousand increase in overhead.

Research and development expenses decreased $59 thousand, or 2%, to $2,611 thousand in the nine months ended September 30, 2009, from $2,670 thousand in the nine months ended September 30, 2008. The change in research and development expenses was due primarily to a decrease of $53 thousand in compensation related expenses, excluding stock based compensation, and a decrease in stock based compensation of $43 thousand, offset, to some extent, by increases in travel and overhead of $21 thousand and $20 thousand, respectively.

Community Development, Sales and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

Community development, sales and marketing	621	563	58	1,679	2,258	(579)

Community development, sales and marketing expenses increased $58 thousand or 10%, to $621 thousand, in the three months ended September 30, 2009, from $563 thousand in the three months ended September 30, 2008. The primary factors that caused this expense to increase were increases in promotion and advertising of $30 thousand, increases in community consulting services of $23 thousand and that in the third quarter of 2008 expenses were reduced by $40 thousand to reflect an adjustment to the cost of terminating our direct ad sales operation. The aforesaid increases were partially offset by decreases in compensation related expenses, excluding stock based compensation, of $15 thousand. At the end of the second quarter of 2008 we decided to abandon direct ad sales, and terminated most of our direct ad sales staff. On the other hand, the savings we experienced from decreasing headcount in direct ad sales was mostly offset by hiring additional WikiAnswers community staff due to the growth we are experiencing in WikiAnswers. Additionally, overhead expenses increased $15 thousand.

Community development, sales and marketing expenses decreased $579 thousand, or 26%, to $1,679 thousand, in the nine months ended September 30, 2009, from $2,258 thousand in the nine months ended September 30, 2008. The primary factor that caused this line item to decrease was that compensation related expenses, excluding stock based compensation, decreased $429 thousand, and stock based compensation decreased $84 thousand, mostly due to the termination of our direct ad sales team in the second and third quarters of 2008. At the end of the second quarter of 2008 we decided to abandon direct ad sales, and terminated most of our direct ad sales staff. Further, as a result of our decision to abandon our direct ad sales efforts, there was a net charge of $90 thousand, in the nine months ended September 30, 2008, to account for the termination of certain service contracts relating to our abandoned direct ad sales efforts.  Finally, there was also a decrease of $43 thousand in overhead expenses in the nine months ended September 30, 2009 as compared to the same period in 2008. The aforesaid decreases were partially offset by increases in costs relating to promotion and marketing of $60 thousand, and increases in community consulting services of $67 thousand.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

General and administrative	1,201	1,311	(110)	3,666	3,640	26

General and administrative expenses decreased $110 thousand, or 8%, to $1,201 thousand in the three months ended September 30, 2009, from $1,311 thousand in the three months ended September 30, 2008. The change in general and administrative expenses was due primarily to the following factors: Accounting and legal fees decreased by $63 thousand, compensation related expenses, excluding stock based compensation, decreased $20 thousand, stock administration decreased by $20 thousand and overhead expenses decreased by $48 thousand. The aforesaid decreases were partially offset by an increase in stock-based compensation of $14 thousand and a $20 thousand increase in non-income related taxes.

General and administrative expenses increased $26 thousand, or 1%, to $3,666 thousand in the nine months ended September 30, 2009, from $3,640 thousand in the nine months ended September 30, 2008. The change in general and administrative expenses was due primarily to the following factors: Compensation costs, excluding stock based compensation, increased by $56 thousand, stock based compensation increased $8 thousand, travel and conference expenses increased by $62 thousand, investor relations increased $47 thousand and non-income related taxes increased by $43 thousand. The aforesaid increases were partially offset by a decrease of $113 thousand in accounting and legal fees, $60 thousand in stock administration, and $27 thousand in overhead expenses.

Write-off of the Brainboost Answer Engine

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	(in thousands)			(in thousands)

Write-off of the Brainboost Answer Engine	-	-	-	-	3,138	(3,138)

As a result of our decision to effectively abandon our use of the Brainboost Answer Engine, the net book value of the Brainboost Answer Engine, as of May 25, 2008, in the amount of $3,138 thousand, was written off and the resulting charge included in our statement of operations for the nine months ended September 30, 2008.

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

Interest Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

Interest income (expense), net	4	(43)	47	(445)	30	(475)

Interest income (expense), net changed $47 thousand to $4 thousand income, net, in the three months ended September 30, 2009, from $(43) thousand expense, net, in the three months ended September 30, 2008. The change in interest income (expense), net, resulted mostly from two matters. Firstly, in the three months ended September 30, 2008, we recorded $91 thousand of amortization relating to $363 thousand of transaction costs that we incurred in connection with the Series B Unit Warrant in June 2008. In the three months ended September 30, 2009, we did not incur this expense since the charges were fully amortized by June 2009. Secondly, interest earned from our cash balance in the three months ended September 30, 2009 was $5 thousand, compared to interest of $40 thousand earned, during the same period in 2008. The reduction in interest income earned on our cash balances was the result of lower short-term interest rates.

Interest income (expense), net changed $475 thousand to $(445) thousand expense, net, in the nine months ended September 30, 2009, from $30 thousand income, net, in the nine months ended September 30, 2008. The change in interest income (expense), net, resulted mostly from the following matters. Firstly, in the nine months ended September 30, 2009, we recorded $166 thousand of amortization relating to $363 thousand of transaction costs that we incurred in connection with the Series B Unit Warrant in June 2008. In the nine months ended September 30, 2008, such amortization amounted to $110 thousand. Secondly, in the nine months ended September 30, 2009, we recorded a $290 thousand charge relating to the Series B Warrants transaction costs we incurred in June 2009. Those costs were charged in full in the second quarter of 2009. Finally, interest earned from our cash balance in the nine months ended September 30, 2009 was $15 thousand, compared to interest of $102 thousand earned, during the same period in 2008. The reduction in interest income earned on our cash balances was the result of lower short-term interest rates.

Other Income (Expenses), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

Other income (expense), net	(5)	11	(16)	-	(38)	38

Other income (expense), net, in the three months ended September 30, 2009 was $(5) thousand expense, net, compared to $11 thousand income, net, in the same period in 2008. Other income (expense), net, results from foreign currency net gains and losses.

Other income (expense), net, in the nine months ended September 30, 2009 was $0 thousand income, net, compared to $(38) thousand expense, net, in the same period in 2008. Other income (expense), net, results from foreign currency net gains and losses.

Loss Resulting from Fair Value Adjustments of Series A Warrants, Series B Warrants and Warrant to Purchase Units of Series B Preferred Stock and Warrants

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

Loss resulting from fair value adjustment of Series A Warrants, Series B Warrants and warrant to purchase units of Series B preferred stock and warrants	(999)	(2,056)	1,057	(3,374)	(2,056)	(1,318)

The Series A Warrants and Series B Warrants are revalued each reporting date, and any change to their fair value is recorded in the statement of operations. The Warrant to Purchase Units of Series B Preferred Stock and Warrants was, up to its exercise in June 2009, revalued each reporting period and the change in fair value was recorded in the statement of operations.

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

Income Tax Benefit (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	Change	2009	2008	Change
	($ - in thousands)			($ - in thousands)

Income tax benefit (expense), net	(50)	91	(141)	(121)	65	(186)

Income tax benefit (expense), net changed by $141 thousand for the three months ended September 30, 2009, as compared to the same period in 2008. The tax expense for the three months ended September 30, 2009 was primarily the result of $35 thousand related to estimated income taxes for U.S. federal, state and local, and Israeli income taxes.  The tax benefit for the three months ended September 30, 2008 was primarily the result of the recognition of $93 thousand of tax benefits relating to closed tax years.

Income tax benefit (expense), net, changed by $186 thousand in the nine months ended September 30, 2009 as compared to the same period in 2008. The tax expense for the nine months ended September 30, 2009 was primarily the result of $149 thousand related to estimated income taxes for U.S. federal, state and local, and Israeli income taxes, partially offset by $36 thousand of net deferred tax assets recorded by the subsidiary. The tax benefit for the nine months ended September 30, 2008 was primarily the result of the recognition of $93 thousand of tax benefits relating to closed tax years, which was partially offset by Israeli income taxes amounting to approximately $20 thousand.

We had net operating loss carryforwards, or NOLs, for federal income tax purposes of approximately $59 million at December 31, 2008, and approximately $54 million at December 31, 2007. The federal net operating losses will expire if not utilized on various dates from 2019 through 2028. Because we have experienced one or more ownership changes, within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, an annual limitation is imposed on our ability to use at least $32 million of these carryforwards. We estimate that the annual limitation on the use of such $32 million of our NOLs is approximately $1.8 million per year. Any unused portion of the $1.8 million annual limitation applicable to our restricted NOLs is available for use in future years until such NOLs are scheduled to expire. The recent Redpoint Financing and other financing events that transpired since October 2004 may further impact our ability to use our NOLs, however, since we have not conducted a Section 382 Study since October 2004 we cannot make that determination. We plan to complete a new Section 382 Study in 2009. At December 31, 2008, our Israeli subsidiary has capital loss carryforwards of approximately $790 thousand that can be applied to future capital gains for an unlimited period of time under current tax rules.

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

Liquidity and Capital Resources

Historically, our principal sources of liquidity were our cash inflows from revenues and funds that were raised through various financing events that took place through June 2008. Beginning the last quarter of 2008, our principal source of liquidity has been our cash inflows from operations, and we expect that going forward, cash flow from operations will continue to be our principal source of liquidity. Notwithstanding, as a result of Redpoint’s exercise of their  Series B Unit Warrant in June 2009, we received an additional infusion of funds in the amount of $7 million before transaction costs.

	Nine Months Ended September 30,
	2009	2008
	($ - in thousands)

Net cash provided by (used in) operating activities	4,720	(2,705)
Net cash provided by (used in) investing activities	(1,289)	237
Net cash provided by financing activities	6,195	5,307

Operating Activities

Despite a net loss of $648 thousand in the nine months ended September 30, 2009, the net cash provided by operations was $4,720 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling items are the non-cash loss resulting from the fair value adjustment of the Series A Warrants, Series B Warrants and warrant to purchase units of Series B preferred stock and warrants of $3,374 thousand, stock-based compensation of $1,166 thousand, and depreciation and amortization of $883 thousand.

Despite a net loss of $10,405 thousand in the nine months ended September 30, 2008, net cash used in operations was $2,705 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling items are the write-off of the Brainboost Answers Engine of $3,138 thousand, the non-cash loss resulting from the fair value adjustment of the warrant to purchase units of Series B preferred stock and warrants of $2,056 thousand, stock-based compensation of $1,312 thousand, depreciation and amortization of $1,080 thousand, and the write-off of amounts that were paid in prior periods relating to the terminated Lexico acquisition and abandoned follow-on offering, of $663 thousand.

Investing Activities

Net cash used in investing activities of $1,289 thousand, in the nine months ended September 30, 2009, is attributable to cash used for capital expenditures of $1,275 thousand, and cash used to increase long-term deposits of $14 thousand. Most of our capital expenditures resulted from the establishment of our second colocation facility in the second quarter of 2009.

Net cash provided by investing activities in the nine months ended September 30, 2008 is attributable to the proceeds from the sale of investment securities, of $700 thousand, less cash used for capital expenditures of $435 thousand and cash used to increase long-term deposits of $28 thousand.

Financing Activities

Net cash flow from financing activities in the nine months ended September 30, 2009 resulted almost entirely from the Redpoint Financing event in June 2009, less dividends paid to Redpoint. Net cash flow from financing activities in the nine months ended September 30, 2008 resulted almost entirely from the Redpoint Financing event in June 2008.

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

Off-Balance Sheet Arrangements

As of September 30, 2009, there were no off-balance sheet arrangements.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2008 and 2007, and our unaudited consolidated financial statements for the three and nine months ended September 30, 2009 and 2008, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Goodwill, Intangibles and Other Long-Lived Assets

We account for our purchases of acquired companies in accordance with ASC 805, “Business Combinations” )formerly SFAS 141(, and for goodwill and other identifiable definite and indefinite-lived acquired intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other” (formerly SFAS 142, “Goodwill and Other Intangible Assets”). Additionally, we review our long-lived assets for recoverability in accordance with ASC 360, “Property, Plant and Equipment” (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”).

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

We evaluate our long-lived tangible and intangible assets for impairment in accordance with ASC 350, with the annual goodwill impairment testing date set at September 30. Further, in accordance with ASC 360 and ASC 350, we also evaluate our long-lived tangible and intangible assets, respectively,  for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. While we use available information to prepare our estimates and to perform impairment evaluations, the completion of annual impairment tests requires significant management judgments and estimates.

As of September 30, 2009, we determined that there was no impairment of goodwill and that there were no events or changes in circumstances indicating that the carrying amount of our intangible and other long-lived assets may not be recoverable; therefore, there was no need to evaluate the recoverability or compute impairment of any of the aforesaid assets.

Accounting for Stock-based Compensation

We account for stock-based awards under ASC  718, “Compensation – Stock Compensation” (formerly SFAS 123R, “Share-Based Payment”), which requires measurement of compensation cost for stock-based awards at fair value on date of grant and recognition of compensation over the service period awards are expected to vest. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

We determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which requires significant assumptions regarding the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We estimate our expected stock volatility based on our own historical stock volatility rates. Had we made different assumptions about our stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense, and our net income (loss) and net earnings (loss) per share amounts could have been significantly different, in the three and nine months ended September 30, 2009 and 2008.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2009, we have fully offset our U.S. net deferred tax asset with a valuation allowance. Our lack of earnings history and the uncertainty surrounding our ability to generate US taxable income prior to the expiration of such deferred tax assets were the primary factors considered by management in establishing the valuation allowance.

ASC 740, “Income Taxes” (formerly FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109”), prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, and whether or not it means that criteria is a matter if significant judgment.

Accounting for Redpoint Financings

In accounting for Redpoint’s Series A Financing, the proceeds were first allocated to the Series B Unit Warrant, which was classified as a current liability, based on its fair value, and the residual amount was allocated among the Series A Convertible Preferred Stock and the Series A Warrants based on their relative fair values, all in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity” (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”), ASC 815, “Derivatives and Hedging” (formerly SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”) and ASC 815–40, “Derivatives and hedging – Contracts in Entity’s Own Equity” (formerly EITF 00-19, ”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). The Series B Unit Warrant has been revalued at each reporting date, since its inception until it was exercised on June 10, 2009. The Series A Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in ASC 480-10-S99A (formerly EITF D-98, “Classification and Measurement of Redeemable Securities”),and, prior to January 1, 2009, the Series A Warrants were classified in permanent equity.

In June 2008, the FASB ratified the consensus of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (incorporated in ASC 815–40).   ASC 815–40 responded to practice questions about whether an instrument or embedded feature is indexed to the reporting company’s own stock by establishing a framework for the determinations and by nullifying some previous requirements. The adoption of ASC 815–40’s requirements affects issuers’ accounting for warrants and many convertible instruments with provisions that protect holders from declines in the stock price (“Down-Round” provisions). Warrants with such provisions are no longer recorded in equity, and many convertible instruments with such provisions require “bifurcation” with the conversion option separately accounted for as a derivative under ASC 815. As a result of ASC 815–40, effective January 1, 2009, and due to the Down-Round Protection of the Series A Warrants, such warrants are separately accounted for as a derivative under ASC 815 and are no longer recorded in equity but rather as a liability to be revalued at each reporting date.

On June 10, 2009, Redpoint exercised, in full, the Series B Unit Warrant, which was valued at approximately $10.8 million on such date, thus extinguishing this liability from the Company’s balance sheet through a corresponding increase to additional paid-in capital. In accounting for Redpoint’s Series B Financing, the proceeds were first allocated to the Series B Warrants which were classified as a liability, based on its fair value, and the residual amount was allocated to the Series B Convertible Preferred Stock, all in accordance with the guidance in ASC 480, ASC 815 and ASC  815-40. The Series B Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in ASC 480-10-S99A.

We used various valuation models and techniques to determine the individual values of the various components in the Redpoint Financings, including Monte Carlo and Black-Scholes. Inputs used in the models include our stock price and risk-free interest rate. Additionally, significant assumptions used in applying these techniques included redemption behavior estimates (including likelihood of forced conversion, and timing of liquidation event if such event transpires) and expected volatility of our stock price. While we believe we applied appropriate judgment in the aforesaid assumptions, variations in judgment could have materially affected the valuation results, and thus, our financial statements. We continue to use the Black-Scholes valuation model in our periodic fair value adjustments.

The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock issued as part of the Redpoint Financings contain an embedded conversion option which could potentially require separate accounting under ASC 815. According to ASC  815-15 (formerly paragraph 12(a) of SFAS 133), in order to determine whether separate accounting is required, one has to evaluate whether the economic characteristics and risks of the conversion option are closely related to the host contract, and the nature of the host contract.  We exercised judgment and evaluated this matter in accordance with ASC 815-10 (formerly EITF Topic D-109, "Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No.133"). ASC 815-10 conveys the SEC staff's views on determining whether the characteristics of a host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. In evaluating an embedded derivative feature for separation under ASC 815, the consideration of the economic characteristics and risks of the host contract should not ignore the stated or implied substantive terms and features of the hybrid financial instrument. We considered various factors including redemption provisions, stated rate, voting rights, whether returns are discretionary or mandatory, collateral requirements, participation in residual earnings and liquidation preferences, in making our determination that the host contract was more akin to equity. The most important factor that led us to the conclusion that the host contract was more akin to equity was the fact that the redemption feature was not mandatory or likely to occur. Had we determined that the host contract was more akin to debt and not equity it would have impacted the accounting for the host contract and the embedded conversion option and could have had a material impact on our financial statements.

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

	Quarter Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009
	(in thousands, except page views and RPM data)

Revenues:
Advertising revenue	$3,013	$2,985	$3,539	$4,609	$4,729	$4,985	$4,970
Answers services licensing	18	18	24	21	18	19	17
	3,031	3,003	3,563	4,630	4,747	5,004	4,987
Costs and expenses:
Cost of revenue	1,393	1,416	945	887	1,059	1,166	1,264
Research and development	875	929	866	812	873	817	921
Community development, sales and marketing	762	933	563	476	499	558	621
General and administrative	1,131	1,198	1,311	1,159	1,219	1,248	1,201
Write-off of the Brainboost Answers Engine	—	3,138	—	—	—	—	—
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	2,543	—	—	—	—	—	—

Total operating expenses	6,704	7,614	3,685	3,334	3,650	3,789	4,007

Operating income (loss)	(3,673)	(4,611)	(131)	1,296	1,097	1,215	980

Interest income (expense), net	55	18	(43)	(86)	(87)	(362)	4
Other income (expense), net	(38)	(11)	11	57	15	(9)	(5)
Gain (loss) resulting from fair value adjustment of Series A Warrants, Series B Warrants and warrant to purchase units of Series B preferred stock and warrants	—	—	(2,056)	(3,131)	2,010	(4,385)	(999)

Income (loss) before income taxes	(3,655)	(4,604)	(2,210)	(1,864)	3,035	(3,541)	(20)

Income tax benefit (expense), net	(11)	(15)	91	17	6	(78)	(50)

Net income (loss)	$(3,667)	$(4,619)	$(2,119)	$(1,847)	$3,041	$(3,619)	$(70)

Other Data:
Adjusted EBITDA(1)	$(181)	$(670)	$520	$1,950	$1,744	$1,895	$1,708
ReferenceAnswers average daily page views	3,225,000	2,641,000	2,666,000	3,027.000	2,982,000	2,965,000	2,857,000
WikiAnswers average daily page views	1,885,000	2,318,000	3,094,000	4,350,000	5,337,000	6,082,000	6,336,000
ReferenceAnswers RPM	$6.23	$6.18	$6.44	$6.21	$5.84	$5.87	$5.89
WikiAnswers RPM	$6.91	$7.11	$6.89	$7.19	$6.58	$6.14	$5.87

(1)       We define Adjusted EBITDA as net earnings before interest, taxes, depreciation, amortization, gain (loss) resulting from fair value adjustment of Series A Warrants, Series B Warrants and warrant to purchase units of Series B preferred stock and warrants, stock-based compensation, foreign currency exchange rate differences and certain non-recurring revenues and expenses.

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

Adjusted EBITDA is not a measure of liquidity or financial performance under generally accepted accounting principles, or GAAP, and should not be considered in isolation from, or as a substitute for, a measure of financial performance prepared in accordance with GAAP. Investors are cautioned that there are inherent limitations associated with the use of Adjusted EBITDA as an analytical tool. Some of these limitations are:

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

We compensate for these limitations by providing specific information in the reconciliation to the GAAP amounts excluded from Adjusted EBITDA, as follows:

	Quarter Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009
	$ (in thousands)

Net income (loss)	(3,667)	(4,619)	(2,119)	(1,847)	3,041	(3,619)	(70)

Interest (income) expense, net	(55)	(18)	43	86	87	362	(4)
Foreign currency (gains) losses	38	11	(11)	(57)	(15)	9	5
Income tax (benefit) expense, net	11	15	(91)	(17)	(6)	78	50
Depreciation and amortization	448	383	250	248	261	299	328
Stock-based compensation	501	420	392	406	386	381	400
Write-off of the Brainboost Answers Engine	—	3,138	—	—	—	—	—
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	2,543	—	—	—	—	—	—
(Gain) loss resulting from fair value adjustment of Series A Warrants, Series B Warrants and warrant to purchase units of Series B preferred stock and warrants	—	—	2,056	3,131	(2,010)	4,385	999

Adjusted EBITDA	(181)	(670)	520	1,950	1,744	1,895	1,708

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

Other Market Risk. Currently, we invest all of our excess cash in highly liquid investments with an original maturity of three months or less. Due to the short-term nature of these investments, we believe that there is no material exposure to interest rate risk arising from our investments. Based on our investment policy, such instruments are highly rated by rating agencies and therefore we believe that there is no material exposure to the principal amount from our investments. We expect that in the future a certain portion of our cash will be invested in investments with maturities in excess of three months.

ITEM 4T. CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2009, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Risks Relating to our Business

If search engines alter their algorithms or methods or otherwise restrict the flow of users visiting Answers.com, our business and financial results could suffer.

Search engines serve as the primary Web entry point for most users in search of information, and our topic and answer pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. As a result, we rely heavily on search engines for the overwhelming share of users visiting Answers.com. According to our internal estimates, traffic to Answers.com originating from search engines during the first three quarters of 2009, excluding Google-directed definition link traffic, was approximately 83% of overall traffic, the majority of which originated from Google. If our traffic from search engines declines for any reason, we would suffer a significant decline in overall traffic and revenue. For example, in July 2007, a search engine algorithm adjustment by Google led to a drop in Google directed traffic to ReferenceAnswers. This adjustment reduced our overall traffic by approximately 28% based on the average traffic directed to ReferenceAnswers from Google for the week prior to the adjustment as compared to the week after. As a result, our revenue declined proportionately. In September 2007, Yahoo! dropped our content from its search index, which led to a drop in our Yahoo! directed traffic. This action was reversed within a week. We have experienced other such cases of decreases, and at times, increases, in traffic due to adjustments made by the search engines.

Search engines, at any time and for any reason, could change their algorithms that direct search queries to, or could restrict the flow of users visiting, Answers.com. In fact, as illustrated above, Answers.com has on occasion experienced decreases in traffic, and consequently in revenue, due to these search engine actions. We cannot guarantee that we will successfully react to these actions in the future and recover the lost traffic. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, or a restriction on users visiting Answers.com from the search engines, could cause a significant decrease in traffic and revenues, which could adversely affect our business and financial results.

If Answers.com results do not continue to rank high in the result pages of search engines, traffic to our site may decline, which could adversely affect our business and financial results.

The search algorithms used by search engines are designed to offer users the best results to the queries searched. For this reason, the level of quality of content offered by Websites plays an important role in determining whether a search engine will include links to any given Website on its result page. Particularly in light of the enormous amount of user-generated content offered on Answers.com via the WikiAnswers component, in the event the quality of content on Answers.com pages does not improve and/or if it deteriorates, our pages may rank low in the algorithmic systems of search engines. Low ranking content could cause Answers.com’s results to be less likely to be accessed by users, resulting in traffic declines which could adversely impact our business and financial results.

If our Google Service Agreement, or GSA, is terminated by Google, we would have to seek an alternative provider of listings and advertisements, which could adversely affect our business and financial results.

Our business is dependent on the GSA, under which we obtain most of the advertisements displayed on Answers.com and earn most of our ad revenues. Google may terminate the GSA with no advance notice if we:

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

The GSA, extended for an additional two years pursuant to an October 2009 amendment, is scheduled to expire on January 31, 2012.

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

The U.S. and global economies are currently experiencing a contraction, and we may see further economic downturn in the immediate and near future. The deterioration in economic conditions generally has caused, and may continue to cause, decreases and/or delays in advertising expenditures and decreases in queries likely to generate revenue, one or both of which would reduce revenues shared with us by our advertising partners, including Google, and adversely affect our business, financial condition and results of operations.

We face significant competition from question and answer sites, search engines and other free reference and industry-specific Web properties that could adversely impact our competitive position.

We face significant competition from a wide variety of Web properties. Question and answer sites, such as Yahoo! Answers, Askville (owned by Amazon), Yedda (owned by AOL), eHow and Answerbag (both owned by Demand Media, Inc.) and Wikia, Inc. compete with the WikiAnswers component of Answers.com. As part of this competition, we run the risk of other Q&A and content sites outranking us in the search engine algorithms, thus causing fewer users to find our answers and/or content and visit our site which could adversely affect our ad revenues and our financial results.

Destination portals and other free online information and/or reference services, such as About.com (owned by the New York Times), TheFreeDictionary.com, Dictionary.com (owned by IAC/InterActiveCorp) and Wikipedia.org, compete with the ReferenceAnswers component of Answers.com. Other competitors of ReferenceAnswers include vertical industry-specific Web properties, such as Bankrate.com and WebMD.com. Since several companies operating traditional search engines, such as Yahoo!, Microsoft, AOL and Ask.com offer their own question and answer services, they too can be viewed as competitors of our answers-driven products, particularly in light of the fact that some search engines have begun putting snippets of useful answers at the top of many of their pages, in response to queries made by users. Nevertheless, search engines remain the greatest source of traffic arriving at Answers.com.

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

WikiAnswers is currently our primary growth driver, and it exceeds ReferenceAnswers in both traffic and revenue. Our projections assume that the growth of WikiAnswers will continue to be greater than that of ReferenceAnswers. If, for whatever reason, WikiAnswers fails to perform as well as we anticipate, and the growth we are experiencing decelerates significantly, falters or ceases, our business and financial results could be adversely affected.

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

We have launched additional versions of WikiAnswers, in foreign languages, targeting non-English speaking users, resulting in additional risks.

In September 2009, we launched several versions of WikiAnswers in foreign languages – French, Italian, German and Spanish. In the future, we may continue to expand our international presence. In order for our products and services in foreign languages to achieve widespread acceptance, commercial use and acceptance of the Internet must continue to grow, which growth may occur at slower rates than those experienced in the U.S. Moreover, we must continue to successfully tailor our services to the unique customs and cultures of non-English speaking audiences, which can be difficult and costly and the failure to do so could slow our international growth. Operating sites in languages other than English exposes us to additional risks, including difficulties in managing operations due to cultural differences, and including compliance with laws and regulations governing the Internet in foreign jurisdictions. Our success in international markets may also depend, in part, on our ability to identify potential acquisition candidates, joint venture or other partners, and to enter into arrangements with these parties on favorable terms, given that we could encounter significant barriers to entry in connection with expansion efforts outside of these arrangements.

If, in the interest of improving user experience and user satisfaction, we decide to decrease the number of ad elements displayed on Answers.com, our advertising revenues will decline and our financial results will be adversely impacted.

We closely monitor the ratio between ad elements and actual content appearing on our Web pages. In the future we may decide that in order to enhance the user-experience and increase user satisfaction, our pages should display fewer ad elements. Displaying less ad-intensive Web pages is likely to result in faster page-load and offering more content per-page is likely to appeal more to the user. A better user experience may result in more stickiness on Answers.com and a higher rate of user-retention and return visits. However, there is no assurance that reducing advertising on Answers.com will result in better user-retention and return visits and there can be no guarantee that the short term reduction in ad revenues will pay off in the long term in the form of increased traffic.  A decrease in the number of ad elements displayed on Answers.com will result in a drop in RPM and advertising revenues which may not be recovered through higher traffic, thus having an adverse impact on our results of operations.

If we are unable to attract and retain dedicated volunteer supervisors for encouraging the community’s expansion, our plans for growing WikiAnswers may fail and our results of operations may be adversely affected.

We benefit from the heavy involvement of a large group of external volunteer supervisors who are not employed by us and are not compensated for their site activity. The volunteer supervisors, for their own personal motives and enjoyment, are involved in monitoring questions and answers in specific categories in an effort to help questions get answered quickly. Volunteers also help prevent vandalism, improve content consistency, encourage high-quality contributions and identify potential new volunteers. Volunteers are also engaged in various community programs aimed at strengthening the community and contributors’ sense of connection to the site and the community at large and help instill a sense of camaraderie among users interested in various categories of WikiAnswers. As of September 30, 2009, the community enjoyed the benefit of over 600 such supervisors. If we are not able to attract enough volunteers, WikiAnswers may suffer and the Web property may become less attractive to users, which in turn will adversely affect the site’s growth, our business and financial results. Alternatively, we may be forced to hire paid employees to engage in many of the initiatives that volunteers currently take upon themselves for their own personal pleasure and gratification, which, in turn, would increase the cost of maintaining and improving WikiAnswers and adversely affect our financial results.

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

We believe we have sufficient cash and cash equivalents to meet our working capital and operating requirements for at least the next twelve months, based on our current cash and cash equivalent levels and expected cash flow from operations.  Further, in estimating our expected cash flow during the next twelve months, we have considered the current general economic downturn and its impact on our future revenue. However, we may need or desire additional financing to execute on our current or future business strategies, including to:

•	improve traffic monetization and expand content on Answers.com;

•	enhance our operating infrastructure;

•	acquire businesses or technologies; or

•	otherwise respond to competitive pressures.

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

We generate our revenue almost entirely from advertising so uncertainties in the Internet advertising market and our failure to increase advertising inventory on Answers.com could adversely affect our ad revenues.

Although worldwide online advertising spending is growing, it represents only a moderate percentage of total advertising expenditures. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in Internet advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If the Internet does not continue to be as widely accepted as a medium for advertising and the rate of advertising on the Internet does not increase, our ability to generate increased revenues could be adversely affected. We believe that growth in our ad revenues will also depend on our ability to increase the number of pages on our Web properties to provide more advertising inventory. If we fail to increase our advertising inventory at a sufficient rate, our ad revenues could grow more slowly than we expect, which could have an adverse effect on our financial results.

New technologies could block Internet ads, which could harm our financial results.

Technologies have been developed, and are likely to continue to be developed, that can block the display of Internet ads. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of their ads. Ad-blocking technology may cause a decrease in the number of ads that we can display on Answers.com, which could adversely affect our ad revenues and our financial results.

Our failure to generate direct traffic to Answers.com could adversely affect our business and financial results.

Some Internet users arrive at Answers.com directly by typing our website address directly into their Web browser, bookmarking Answers.com, visiting sites that direct users to our Answers.com, or, by using AnswerTips. Given the wide availability of free search engines and reference content sites, we may not be able to retain current Internet users or attract new Internet users in this direct fashion. If we are unable to retain our direct Internet users or attract new direct Internet users, our ability to generate revenues would be adversely impacted, which could adversely affect our business and financial results.

Traffic to Answers.com and advertising demand fluctuates significantly on a seasonal basis, which impacts our operations from quarter to quarter.

Many of our users are students that utilize Answers.com as reference sources. Our traffic fluctuates with the academic school year, rising from January through May, falling to lower levels during the summer months, rising again in September through November, and falling again in December, coinciding with school breaks and the holiday season. We expect traffic to Answers.com to continue to fluctuate seasonally in the future. This seasonal fluctuation in traffic results in a fluctuation in our quarterly revenues, since fewer visits to Answers.com translates into fewer users clicking on or viewing advertisements. In addition, the demand for our advertising inventory fluctuates during the year based on the seasonal needs of our advertisers, rising to its highest levels during the fourth quarter and falling to its lowest levels in the first quarter. Accordingly, our revenue fluctuates based on the seasonality of our traffic and advertising demand. Further, sometimes seasonal trends intensify or change, depending on the size and composition of our traffic, which makes it difficult to estimate future revenues based on the results of any specific quarter, thus it is difficult to make operating plans relating to hiring and expenses. Additionally, as a result of the difficulty to estimate revenues, we may be unable to meet our revenue or profit and loss forecasts which could have a negative impact on the market price of our common stock.

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

If we fail to maintain and enhance awareness of Answers.com, our business and financial results could be adversely affected.

We believe that maintaining and enhancing awareness of Answers.com is critical to achieving widespread acceptance of our services and to the success of our business. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in our market. Maintaining and enhancing awareness of Answers.com may require us to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other brand-building efforts, and these investments may not be successful. Further, even if these efforts are successful, they may not be cost-effective. If we are unable to continuously maintain and enhance the Answers.com brand, our traffic may decrease and we may fail to attract advertisers, which could in turn result in lost revenues and adversely affect our business and financial results.

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

Our ability to provide high quality user experience depends on the efficient and uninterrupted operation of our computer and communications systems. Over time, Answers.com has experienced significant increases in traffic, and we continuously seek to further increase our user base. Accordingly, our Internet servers must accommodate spikes in demand for our Web pages in addition to potential significant growth in traffic. Delays and interruptions could frustrate users and reduce traffic on Answers.com, adversely affecting our operations and growth prospects.  Furthermore, our systems may be vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, which could adversely affect our operations.

We manage our Web operations through our own colocation facilities. Our facility located in New Jersey is provided by NetAccess Corporation (the “First Facility”) and our facility located in Utah is provided by C7 Data Centers, Inc (the “Second Facility”). The Second Facility was recently deployed and currently partially supports our daily flow of data. Further, we expect that no later than the latter half of the fourth quarter of 2009 that data center will provide redundancy of Web operations at the data center level. Until such time, failures of our First Facility could cause interruptions and/or delays in our service, making our services less attractive to consumers and subjecting us to lost revenue. Additionally, if we are unable to recruit and retain skilled employees to manage the Web hosting operations, we may not be able to properly manage the necessary tasks to keep our systems running smoothly and grow the business.

If we were to lose the services of our key personnel, we may not be able to execute our business plan and our business could be adversely affected.

Our ability to execute our business plan depends upon the continued service of our executive officers and other key personnel. Our employment agreements with our executive officers and key employees are terminable by either party upon 30-90 days notice. If we lose the services of one or more of our key employees, or if one or more of our executive officers or key employees joined a competitor or otherwise competed with us, our business could be adversely affected. We cannot assure you that we will be able to retain or replace our key personnel, and the services of key members of our research and development team, in particular, would be difficult to replace. If we do not succeed in retaining or replacing our key personnel, we may be unable to execute our business plan and, as a result, our stock price may decline.

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

We may be subject to liability for online services, which may not be limited by the safe harbors in The Digital Millennium Copyright Act, or DMCA, The Communications Decency Act, or CDA, or the U.S. Children’s Online Privacy Protection Act, or COPPA. If we do not meet the safe harbor requirements, or if it is otherwise determined that Answers.com contains actionable content, we could be subject to claims, which could be costly and time-consuming to defend.

We host certain services that enable individuals to generate content and engage in various online activities. The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the United States and internationally. Claims have been threatened and may in the future be brought against us for defamation, invasion of privacy, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information to which we provide links, or that may be posted online or generated by the users of Answers.com. Our defense of any of these actions could be costly and involve significant time and attention of our management and other resources.

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

We also periodically enter into arrangements to offer third party products, services or content under the Answers brand or through Answers.com. We may be subject to claims concerning these products, services or content by virtue of our involvement in marketing, branding, broadcasting or providing access to them, even if we do not ourselves host, operate, provide, or provide access to them.

It is also possible that, if any information provided directly by us contains errors or is otherwise negligently provided to users, third parties could make claims against us. While it is our belief that the Terms of Use governing the use of Answers.com covers us against these types of claims, there are no assurances as to the final determination of these types of claims by any court of law. Furthermore, investigating and defending any of these types of claims is expensive, even to the extent that the claims are without merit or do not ultimately result in liability.

Third parties may claim that we are infringing on their patents, trademarks or copyrights, which could result in substantial costs, diversion of significant managerial resources and significant harm to our reputation.

The industry in which we operate is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. We expect that Internet technologies, software products and services may be increasingly subject to third party patent infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. From time to time, third parties have asserted, and may in the future assert, patent infringement claims against us in various jurisdictions that are important to our business. Further, we have received, and may receive in the future, notices or offers from third parties claiming to have intellectual property rights in technologies that we use in our businesses and inviting us to license those rights. Additionally, third parties may assert trademark infringement claims with respect to brand names we use from time to time and content we display on Answers.com. We have received, and may receive in the future, cease and desist demands based on claims that a brand and trademark of ours infringes upon a name used by a competitor. For example, in July 2009 we received a letter from Wikia, Inc., advising that it believes it has superior rights in our registered trademark WikiAnswers, and threatening to file a Petition with the U.S. Trademark Office to cancel the mark and possibly take other action. A third party may also make claims against us over the display of search results triggered by search terms that include trademark terms. With respect to copyright laws, we may be faced with copyright infringement claims. We have received, and are likely to continue to receive, “cease and desist” letters demanding that we remove infringing content from Answers.com based on a theory of copyright and trademark infringement.

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

Regardless of the merit of third party infringement claims, these claims could result in substantial costs, diversion of significant resources and management attention, loss of users and significant harm to our reputation.

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

Our ability to compete depends in part upon the strength of our proprietary rights in our technologies, brands and content. We rely on a combination of U.S. and foreign patents, copyrights, trademark, trade secret laws and license agreements to establish and protect our intellectual property and proprietary rights. The efforts we have taken to protect our intellectual property and proprietary rights may not be sufficient or effective at stopping unauthorized use of our intellectual property and proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which our services are made available through the Internet. There may be instances where we are not able to fully protect or utilize our intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our intellectual property and proprietary rights from unauthorized use, the value of Answers.com may be reduced, which could negatively impact our business. In addition, protecting our intellectual property and other proprietary rights is expensive and diverts critical managerial resources. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be adversely affected.

We have incurred significant net losses and may continue to incur losses.

We incurred net losses of approximately $12.3 million and $648 thousand for the year ended December 31, 2008 and for the nine months ended September 30, 2009, respectively. As of December 31, 2008 and September 30, 2009, we had an accumulated deficit of approximately $71 million and approximately $74 million, respectively. We cannot assure you that we will be able to achieve net income on a quarterly or annual basis. If our revenues do not increase, or if our operating expenses exceed expectations or cannot be reduced, we will continue to incur substantial losses, which would materially adversely affect our business and financial results.

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

We have authorized 100 million shares of our common stock, of which approximately 15.4 million shares were issued and outstanding after giving effect to the assumed exercise of all outstanding warrants and options and assumed conversion of preferred stock as of September 30, 2009.  Our board of directors has the authority, without action or vote of our stockholders in many cases, to issue all or a part of any authorized but unissued shares. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our common stock. In addition, we may need to issue securities that are convertible into or exercisable for a significant amount of our common stock. For example, on June 16, 2008, we sold Series A Convertible Preferred Stock and related warrants for $6.0 million and issued the Unit Warrant to Redpoint Ventures.  On June 10, 2009 Redpoint Ventures exercised in full its Unit Warrant and we issued Series B Convertible Preferred Stock and related warrants in exchange for $7.0 million.   These issuances may dilute your percentage ownership interest, which will have the effect of reducing your influence on matters on which our stockholders vote.

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

Our Israeli subsidiary receives tax benefits authorized under Israeli law for capital investments that are designated as “Approved Enterprises” and “Beneficial Enterprise.” To be eligible for these tax benefits, we must meet certain conditions on a recurring basis. If we fail to meet such conditions, these tax benefits could be cancelled, and we could be required to pay increased taxes or refund the amount of tax benefits we received, together with interest and penalties. Israeli governmental authorities have indicated that the government may in the future reduce or eliminate the benefits of such programs. The termination or reduction of these programs and tax benefits could increase our Israeli tax rates, and thereby reduce our net profits or increase our net losses.

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

Exchange rate fluctuations between the U.S. dollar and the NIS may negatively affect our earnings. Our revenues are denominated in U.S. dollars. However, a significant portion of our expenses, associated with our Israeli operations, including personnel and facilities-related expenses, are incurred in NIS. Consequently, a devaluation of the U.S. dollar in comparison to the NIS will have the effect of increasing the dollar cost of our operations in Israel and an increase in the value of the U.S. dollar in comparison to the NIS may artificially reduce the U.S. dollar cost of our operations in Israel. Despite the fact that we often use various hedging tools, including forward contracts, to minimize the effect of currency fluctuations on our income, if the U.S. dollar cost of our operations in Israel increases, our dollar-measured consolidated results of operations will be adversely affected.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

N/A

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on September 9, 2009, the following actions were taken:

A proposal to amend the Company’s 2005 Incentive Compensation Plan to increase the number of shares available for grant under such plan from 1,350,000 shares to 1,600,000 shares was approved. The stockholders cast 4,109,007 votes in favor of this proposal and 812,422 votes against. There were 4,621 abstentions.

A proposal to ratify the appointment by the Company’s Audit Committee of Somekh Chaikin, a firm member of KPMG International, to serve as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2009 was approved. The stockholders cast 8,758,278 votes in favor of this proposal and 608,886 votes against. There were 2 abstentions.

ITEM 5.                      OTHER INFORMATION

N/A

ITEM 6.                      EXHIBITS

10.1*	Amendment 7 to Google Order Form and Google Services Agreement.

31.1	Certification of Chief Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Portions of this exhibit were omitted and filed separately with the U.S Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANSWERS CORPORATION
(Registrant)

Date: November 9, 2009	By:	/s/ Robert S. Rosenschein

Robert S. Rosenschein
Chief Executive Officer

Date: November 9, 2009	By:	/s/ Steven Steinberg

Steven Steinberg
Chief Financial Officer
(Principal Financial Officer)