Form 10-K/A
Answers CORP
filed 2010-02-22
CIK 1283073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note
This amendment is being filed to amend Part IV Item 15(Exhibits).  Except for the foregoing, no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K filed on March 9, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Document List:

1.	Financial Statements.

  The financial statements of the Company filed herewith are set forth in Part II, Item 8 of this report.

2.	Financial Statement Schedule.

  None.

3.	Exhibits.

  The exhibits to this report are as follows :

Exhibit No.		Description
3.1

Amended and Restated Certificate of Incorporation, as amended (Previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32255) filed March 9, 2009, and incorporated herein by reference)

3.1A
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

10.5«		2005 Incentive Compensation Plan (Previously filed as Annex B to the Registrant’s Definitive Proxy Statement filed May 31, 2005, and incorporated herein by reference)
10.5A	«
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
Form of Stock Option Agreement under the 2005 Incentive Compensation Plan covering Israel-based employees (Previously filed as Exhibit 10.5A to the Registrant's Annual Report on Form 10-KSB (File No. 001-32255) filed March 20, 2006, and incorporated herein by reference)

10.5D«
Form of Stock Option Agreement under the 2005 Incentive Compensation Plan covering U.S.-based employees (Previously filed as Exhibit 10.5B to the Registrant's Annual Report on Form 10-KSB (File No. 001-32255) filed March 20, 2006, and incorporated herein by reference)

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
10.10
Form of Warrants issued in connection with the Bridge Financing (Previously filed as Exhibit 10.5 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)

10.11
Form of Warrants issued in connection with exercise of Bridge Warrants (Previously filed as Exhibit 99.2 to the Current Report on Form 8-K/A (File No. 001-32255) filed February 7, 2005, and incorporated herein by reference)

10.12+
Google Services Agreement (“GSA”), GSA Order Form and GSA Order Form Terms and Conditions, all dated January 28, 2005 (Previously filed as Exhibit 10.19 to the Registrant's Annual Report on Amendment No. 3 to Form 10-KSB (File No. 001-32255) filed June 7, 2006, and incorporated herein by reference)

10.13+
Amendment No. 1 to Google Order Form and GSA, dated December 20, 2005 (Previously filed as Exhibit 10.20 to the Registrant's Annual Report on Amendment No. 2 to Form 10-KSB (File No. 001-32255) filed May 19, 2006, and incorporated herein by reference)

10.14+
Amendment No. 2 to Google Order Form, dated January 31, 2006 (Previously filed as Exhibit 10.21 to the Registrant's Annual Report on Amendment No. 2 to Form 10-KSB (File No. 001-32255) filed May 19, 2006, and incorporated herein by reference)

10.15+
API Agreement with Shopping.com, Inc. dated May 2, 2005 (Previously filed as Exhibit10.22 to the Registrant's Annual Report on Form 10-KSB (File No. 001-32255) filed March 20, 2006, and incorporated herein by reference)

10.16
Lease Agreement with 35th Street Associates to lease office space in the building known as 237 West 35th Street in New York, NY, dated April 29, 2005 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed May 4, 2005, and incorporated herein by reference)

10.17
Supplemental agreement to operating lease agreement between GuruNet Israel Ltd., Answers Corporation’s wholly-owned subsidiary (“Subsidiary”) and Jerusalem Technology Park Ltd. dated July 26, 2005 in connection with Subsidiary’s relocation to new office space (a summary of the principal terms of this lease was previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed July 28, 2005, and incorporated herein by reference)

10.18«
Amendment to Robert S. Rosenschein's Amended and Restated Employment Agreement, dated as of November 27, 2006 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed November 29, 2006, and incorporated herein by reference)

10.19	+
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

10.29	«
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

14.1		Code of Ethics and Business Conduct (Previously filed as Exhibit 14.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)
21.1*		List of Subsidiaries (Previously filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32255) filed March 9, 2009, and incorporated herein by reference)
23.1*
Consent of KPMG Somekh Chaikin, Independent Registered Public Accounting Firm (Previously filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32255) filed March 9, 2009, and incorporated herein by reference)

31.1*
Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended (Previously filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32255) filed March 9, 2009, and incorporated herein by reference)

31.2*
Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended (Previously filed as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-32255) filed March 9, 2009, and incorporated herein by reference)

32.1*^
Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 (Previously filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32255) filed March 9, 2009, and incorporated herein by reference)

32.2*^
Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350 (Previously filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-32255) filed March 9, 2009, and incorporated herein by reference)

* Filed herewith.

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

Date: February 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Robert S. Rosenschein Robert S. Rosenschein	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 18, 2010

* Steven Steinberg	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 18, 2010

* Mark A. Tebbe	Director	February 18, 2010

* Yehuda Sternlicht	Director	February 18, 2010

* Mark B. Segall	Director	February 18, 2010

* Lawrence S. Kramer	Director	February 18, 2010

* W. Allen Beasley	Director	February 18, 2010

/s/ R. Thomas Dyal	Director	February 18, 2010
R. Thomas Dyal

* By: /s/ Robert S. Rosenschein Robert S. Rosenschein Attorney-in-Fact