Form 10-K/A
Answers CORP
filed 2010-03-03
CIK 1283073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to

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

Explanatory Note

On February 22, 2010, we filed an Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The Amendment No. 1 did not include the certifications specified in Exchange Act Rules 13a-14(a) or 15d-14(a). Accordingly, we are filing this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, to provide new certifications for the Amendment No. 1. We have made no further changes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended by Amendment No. 1. This Amendment No. 2 does not reflect events occurring after the filing of the Amendment No. 1, nor does it modify or update the disclosures and information contained in the Amendment No. 1 in any way other than described in this paragraph.

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

14.1		Code of Ethics and Business Conduct (Previously filed as Exhibit 14.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)
21.1*	*	List of Subsidiaries
23.1*	*	Consent of KPMG Somekh Chaikin, Independent Registered Public Accounting Firm
31.1*		Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended
31.2*		Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended
32.1**^		Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
32.2**^		Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

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

Date: March 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Robert S. Rosenschein Robert S. Rosenschein	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 3, 2010

* Steven Steinberg	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 3, 2010

* Mark A. Tebbe	Director	March 3, 2010

* Yehuda Sternlicht	Director	March 3, 2010

* Mark B. Segall	Director	March 3, 2010

* Lawrence S. Kramer	Director	March 3, 2010

* W. Allen Beasley	Director	March 3, 2010

R. Thomas Dyal
*By: /s/ Robert S. Rosenschein Robert S. Rosenschein Attorney-in-Fact