Form 10-K
period 2009-12-31
Answers CORP
filed 2010-03-08
CIK 1283073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐     No   ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of June 30, 2009, was $60,860,415. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the common stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant. As of March 4, 2010, there were 7,958,928 issued and outstanding shares of common stock of the registrant.

References to Web Property Usage Measurements

We gauge the effectiveness of our monetization efforts and trends by measuring our revenue per thousand page views, or RPM. Throughout this Annual Report, we refer to estimates of traffic, or page views. In our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) prior to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, we tracked the traffic on ReferenceAnswers and WikiAnswers Web properties using two separate systems:

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

•
WikiAnswers traffic was tracked using HBX Analytics, a tag-based Web analytics system offered by Omniture, Inc., (“Omniture”). Traffic measurements from this system are generated by our placement of tags on our Web pages. The Omniture system then independently generates traffic metrics.

Beginning with the MD&A in our quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, all traffic measurements (including measurements previously reported in past filings using our Internal Data Warehouse) for ReferenceAnswers are also presented based on the Omniture data. We estimate that the historical page views for ReferenceAnswers pursuant to Omniture data, as set forth in our reports beginning with our  quarterly report on Form 10-Q for the quarterly period ended June 30, 2008, are approximately 11% lower than the traffic measurements reported in previous filings. Consequently, our ReferenceAnswers RPMs, as reported in our current reports, reflect higher values than those presented in previous filings.

We also use Google, Inc.’s Google Analytics measurement services and Google AdSense data to estimate the breakdown of our traffic sources.  Google Analytics measurements are generated by our placement of tags on our Web properties’ pages, which Google Analytics uses to count and report audience metrics independently.

In this Annual Report, statistics gathered from Omniture and Google Analytics are also referred to as “internal estimates”.

We also follow and report certain measurements performed by comScore, Inc., a global leader in measuring the digital world and one of the preferred sources of digital marketing intelligence. comScore’s “unique visitors” data to which we subscribe is based on a new solution introduced by comScore in mid-2009, Media Metrix 360, a ‘panel-centric hybrid’ solution to digital audience measurement. The new approach combines person-level measurement from comScore’s proprietary 2 million person global panel with Web site server metrics. Our focus on comScore’s unique visitors metric – in the U.S. and worldwide – helps us understand and analyze our progress vis-à-vis other Web properties in general and in the context of the competitive Q&A space, in particular.

Certain comScore clients have moved to a full-hybrid measurement methodology, while others have moved to partial hybrid status, or have yet to implement hybrid measurement. Direct comparison of a ranking post-hybrid implementation vs. pre-Hybrid implementation may not reflect the actual change in the site's ranking or audience size over time. Answers implemented hybrid measurement beginning August 2009.

Third party services measuring traffic audiences may provide different estimates than the estimates reported by other similar services and our internal estimates. These discrepancies may result from differences in methodologies applied or the sampling approaches used by each measuring service.

We also generate community-related statistics, including total number of answers and new registered users, from our own systems contained in the WikiAnswers property.

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

In this Annual Report, “Answers.com,” the “Company,” “we,” “us” and “our” refer to Answers Corporation and its subsidiary, GuruNet Israel Ltd.

We use various trademarks and trade names in our business, including without limitation “Answers.com®,” “WikiAnswers®,” “WikiAnswers.comTM,” “AnswerthonTM,” “AnswerTips®” and “1-Click AnswersTM”. This Annual Report also contains trademarks and trade names of other businesses that are the property of their respective holders.

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

Mission

Our mission is to become the dominant and recognized market leader for answers online.

Answers.com is committed to bringing people the best possible answers covering all topics in thousands of categories by leveraging a growing community of contributors and an editorial library of authoritative content licensed from leading publishers.

We intend to build the best online:

▪	Answer experience
▪	Answer database
▪	Q&A community

Overview

Answers.com is a leading Q&A site catering to the growing need of online consumers to locate answers to their questions. By integrating our two popular properties - WikiAnswers and ReferenceAnswers –we have combined the power of community-driven content with hundreds of expert resources from licensed content. People can ask anything and automatically receive the best available answer, which could be user-generated or from an editorial resource. Our community-generated social knowledge Q&A platform, WikiAnswers, leverages wiki-based technologies; through the contributions of a large and growing community, answers can be edited and improved over time. The award-winning reference site ReferenceAnswers includes content on millions of topics from over 250 licensed sources created by leading publishers, including Houghton Mifflin Company, Barron's and Encyclopedia Britannica.

According to comScore data for the month of January 2010, Answers.com had 50 million unique visitors, which ranked us number 18 in the top U.S. Web properties. Worldwide, Answers.com had approximately 77 million unique visitors, ranking us number 33 in the world’s top properties.

According to our internal estimates, during 2009, Answers.com yielded approximately 3.4 billion page views.

Our business runs on the ability to attract and monetize traffic to Answers.com. Monetization of Answers.com is achieved by displaying online advertisements, mostly pay-per-performance ads which require people viewing them to actually click on them in order for us to generate revenue. We earn substantially all of our revenue from online advertising.

We believe our valuable content and overall user experience drives traffic to Answers.com, which in turn drives advertising revenue.

Company History

Prior to January 2005, we were primarily in the business of selling subscriptions for access to an answer-based product which benefited from intelligent aggregation of multiple sources of content.

In January 2005, we announced the release of the original version of Answers.com, a free-access Web site that had been launched in August 2004 in beta version. The answer-based service offered content from brand-name publishers licensed by us. In conjunction with the original Answers.com, we also released 1-Click Answers, our free downloadable software application that facilitates more efficient access for Windows users to the original Answers.com.

In November 2006, we acquired a questions and answers Web site, collaboratively written and edited by its community of users, which we later re-branded “WikiAnswers”. Our objective for WikiAnswers was twofold: First, we aimed to turn the platform into a dynamic, multi-disciplinary resource for users to share knowledge on similar areas of interest, thus adding a compelling facet to our overall offering. Second, we strived to leverage the potential of the network effect discussed in more detail below (the WikiAnswers component) and strategically use WikiAnswers as a content creation source.

Over the course of 2007, 2008 and 2009, our focus on user-generated content grew considerably and became the primary driver of our business.

We began to integrate Answers.com and WikiAnswers towards the end of 2008.  The product strategy guiding the integration was our desire to give users the best answers to all types of questions – be they community-generated from WikiAnswers, or editorially licensed from Answers.com, which we rebranded as ReferenceAnswers.

In September 2009 we announced the launch of the new Answers.com, in recognition of our completing the integration of our two Web properties. Thus, Answers.com is now our umbrella brand and is comprised of two properties or sub-brands, WikiAnswers and ReferenceAnswers. At the end of 2009 we announced the availability of the WikiAnswers component of Answers.com in four new languages: French, Italian, German and Spanish, extending the power of the popular wiki Q&A platform beyond our English language user base. These languages joined our Tagalog version, which was created and developed organically by users in the Philippines.

Products & Services

The New Answers.com

We own and operate Answers.com, a leading Q&A site, dedicated to providing useful answers to questions about anything. Answers.com includes two Web properties, or components: WikiAnswers and ReferenceAnswers. WikiAnswers is a community-generated social knowledge Q&A platform, leveraging wiki-based technologies. Through the contributions of the community, our questions and answers are continuously growing, improving and being updated, to form the world’s best Q&A database. ReferenceAnswers provides trusted editorial content on millions of topics licensed from the world’s top reference publishers.

Integration of WikiAnswers and ReferenceAnswers

The first stages of the integration were minor - creating a similar “look and feel” for, and cross-linking between, the two Web properties. Thus, for example, a user looking up “Michael Jackson” in ReferenceAnswers, arrived at a page displaying reference content covering the specific query, in addition to being asked to answer WikiAnswers unanswered questions relating to Michael Jackson. The result page also resembled a WikiAnswers page by way of including the standard “Ask” and “Answer” bar in the header of the page, as opposed to the original “Search” button displayed adjacent to the query bar. Subsequently, we added an “All” radio button adjacent to the query bar on both properties, allowing users, should they choose, to find a result by searching both properties. In the second quarter of 2009, we took an important additional step in integrating both Web properties by making the “All” radio button the default setting above the query box of both properties. As a result of this user-interface change, users typing in queries into either of our properties are automatically directed to the Web page our algorithms deem most appropriate as a response. For example, a user typing the query, “When did WWII start?” in ReferenceAnswers, lands on a Web page belonging to WikiAnswers with an answer to that question. A user typing the query “Who is Oprah Winfrey?” in WikiAnswers, arrives at a ReferenceAnswers page displaying the Oprah Winfrey topic. In September 2009, we took our final step in integrating the two Web properties by creating a new unified Answers.com home page and login, integrating features from both properties, and making other changes in our user interface to strengthen our positioning as having one dominant product and brand, Answers.com, comprised of the two properties, WikiAnswers and ReferenceAnswers.

The WikiAnswers Component

WikiAnswers is a user-generated content (UGC), community-based, Q&A platform where people ask questions and the community answers them. WikiAnswers is currently differentiated from other popular question and answer sites which facilitate a forum where users can ask and answer questions, often repeating the same question in many different ways, but cannot improve upon or edit the questions or answers. WikiAnswers’ approach allows the community to transform each question and answer into its own “wiki” page, a collaborative page that can be improved upon by others in the community. In this manner, good answers can potentially become better answers over time; related questions can be merged or physically associated with each other; and ultimately, the community user-experience is enhanced.

Content generation is the core of WikiAnswers. The dynamics of UGC make WikiAnswers highly scalable. We believe the size of the community helps drive the quantity of the content, content attracts additional users which in turn grows the community. We believe this cyclical pattern is the major source of growth for WikiAnswers.  We have seen a very high correlation between growth in questions and answers and growth in page views.  This is the self reinforcing, self sustaining growth engine driving WikiAnswers. We intend to focus on continuing this trend and enhance WikiAnswers to grow the overall community, which in turn should heavily contribute to the overall growth of Answers.com’s content and traffic.

The WikiAnswers component grew very strongly in 2009. Average daily page views in the fourth quarter of 2009 were 8.2 million, 88% higher than the same quarter in 2008. Based on the daily average for the month of December 2009 compared to December 2008, we have seen the following increases in key performance indicators:

•          questions answered on a daily basis increased from approximately 8,400 to approximately 11,500; and

•          daily new questions being added to our system grew from approximately 28,100 to approximately 37,600.

The ReferenceAnswers Component

ReferenceAnswers, launched in January 2005 as the original Answers.com, aggregates millions of topics in categories including health and medical, legal, business and finance, science and technology, history, reference, translation and language from brand-name publishers and other sources. Our technology combines and presents targeted information from disparate sources and delivers answers to users’ questions in a single consolidated view.

Our ReferenceAnswers content includes over 250 licensed titles from leading offline and online publishers. The publishers from which we currently license content include, among many others, All Media Guide, Barron’s Educational Series, Encyclopedia Britannica, Houghton Mifflin Company, McGraw-Hill, Oxford University Press and Gale. We attribute the data source of information on each Web page, enabling our users to make an independent evaluation as to the credibility of the content.

Licensing agreements with our publishers are generally for fixed periods, mostly ranging from one year to four years, renewable by consent of the parties. A licensing agreement will typically entitle us to provide the licensed information to our end users through ReferenceAnswers in return for a fixed amount payable over the life of the agreement, either in a lump sum up front or payable over the course of a fixed schedule, either monthly, quarterly or annually. We also provide content we license at no cost, for example, from Wikipedia. We favor content that is difficult to find elsewhere on the Internet.

Early in 2010, ReferenceAnswers also began featuring many licensed videos. We believe that our users will value and be attracted to the rich footage covering thousands of topics in numerous categories.

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

Internationalization

In the third quarter of 2009 we launched French, Italian, German and Spanish language versions of WikiAnswers, which we refer to as “FIGS”. The Q&A platform also supports Tagalog (Filipino). Our strategy will capitalize on the needs of users around the globe who are searching for answers online and will leverage our core strengths: community building and Q&A space. Further, we plan on leveraging our large and dynamic English language database and community, to grow our foreign language versions.  The WikiAnswers English language database contains over 7 million answered questions. We are selectively translating some of our answered English language questions, to help accelerate the adoption of our non-English versions, and plan to continue that effort throughout 2010.

Based on the success of our current internationalization efforts, we may decide to add support for additional languages in 2010 and beyond.

Traffic Generation

Our revenues are primarily driven by the traffic generated by Answers.com and our ability to effectively monetize that traffic. Please refer to the preamble of this Annual Report for a full explanation of the manner in which we measure traffic. The 2009 average daily page views and RPMs (revenue per thousand page views) of Answers.com, by quarter, broken down by component, are as follows:

	Q1	Q2	Q3	Q4

Traffic (page views)
WikiAnswers	5,337,000	6,082,000	6,336,000	8,199,000
ReferenceAnswers	2,982,000	2,965,000	2,857,000	2,737,000

Total	8,319,000	9,047,000	9,193,000	10,936,000

WikiAnswers	64%	67%	69%	75%
ReferenceAnswers	36%	33%	31%	25%

Total	100%	100%	100%	100%

RPM (Revenue per thousand page views)
WikiAnswers	$6.58	$6.14	$5.87	$5.93
ReferenceAnswers	$5.84	$5.87	$5.89	$6.08

Search engines.  Answers.com’s largest source of traffic is search engines, which represented 89% of our traffic for the fourth quarter of 2009. Among search engines, Google is by far our largest provider of search engine traffic, providing approximately 84% of overall search engine traffic.

We continually seek to improve the volume and optimize the monetization of traffic directed to our Web properties by search engines. The industry commonly refers to these efforts as search engine optimization, or SEO. One of our principal strategic initiatives is centered on our understanding that content drives traffic through SEO. We believe that rich, unique content is valued by the user and by the search engines and their content indexing algorithms. Thus, we have historically focused on adding unique content that has not been broadly offered on the Web. Currently, the Q&A-oriented content belonging to WikiAnswers is playing an overwhelming role in creating rich and unique information for Answers.com. Our additional SEO efforts involve optimizing Answers.com’s coding, presentation and structure, such as incorporating a clear hierarchical site-structure, and structuring the site to facilitate search engine indexing.

In July 2007, a search engine algorithm adjustment by Google led to a drop in Google directed traffic to ReferenceAnswers. Future changes in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, or restrictions by search engines on users visiting Answers.com, could cause a significant decrease in traffic and revenues.

Direct users.  Answers.com also receives traffic from users visiting and returning to our sites directly. Direct users, including Google definition link traffic, represented 11% of our traffic for the fourth quarter of 2009.

Google definition link. Since 2005, we benefited from an informal, non-contractual relationship with Google under which Google linked certain search results related to definitional queries to ReferenceAnswers. This link (or links, in the case of multiple-phrase queries) appeared at the right end of the blue header bar for Google Search Results. For the ten months ended October 31, 2009, according to our internal estimates, this source of traffic represented approximately 5% of our overall traffic and revenue. In October 2009, Google informed us that beginning sometime during the fourth quarter of 2009, they will no longer be sending us traffic from the Google Definition Link. By the end of 2009, all Google definition link traffic had been discontinued. Despite this change, we continue to receive very significant levels of traffic from Google’s search engine, as described above.

Traffic Monetization

We earn practically all of our revenue from advertising. There are two primary categories of Internet advertising: pay-per-performance, also known as cost-per-click (“CPC”), and pay-per-impression display ads or cost per 1,000 impressions (“CPM”). In the CPC model, we earn revenue based on the number of clicks associated with an ad; in the CPM model, we derive revenue from the sole display of ads on pages that are visited by our audience. 90% and 10% of our advertising revenue in 2009 was earned from CPC advertising and CPM advertising, respectively. We obtain CPC and CPM advertisements from third-party ad networks. These ad networks compensate us by paying us a portion of the revenue they earn from advertisers for our provision of promotional space on Answers.com.

Our primary third party ad network, Google AdSense, provided Answers.com with almost all of the site’s CPC ads and accounted for approximately 88% of our total advertising revenue in 2009.

Google AdSense. Google AdSense refers to the online program through which Google distributes advertisers’ “AdWords” ads, for display on the web sites of its Google Network members. Answers.com is a member of such network. Google’s AdSense program includes, amongst others, “AdSense for search” and “AdSense for content”, both of which are utilized on Answers.com.

AdSense for search is Google’s online service for distributing relevant ads from advertisers for display with search results. Google’s AdSense for search ads are targeted to match user search queries. For example, if a user has typed into the Answers.com search box a query with the words “going green initiatives,” the search result page may include ads relating to environmentally-friendly products. Answers.com displays Google’s AdSense for search ads in textual format. Most of the ads served on the ReferenceAnswers component of Answers.com are delivered by AdSense for search.

AdSense for content is Google’s online service for distributing ads from its network of advertisers that are relevant to content appearing on Answers.com. Google’s technology analyzes the meaning of the content on Answers.com web pages and serves relevant ads based on the meaning of such content. For example, a web page with a question and an answer about finding a job might display ads for job placement agencies or higher education programs. While AdSense for content allows a variety of ad types to be shown, including text ads, image ads, Google Video Ads and more, Answers.com utilizes text ads, almost exclusively. The ads displayed on the WikiAnswers component of Answers.com are almost always drawn from AdSense for content.

The advertisers in Google’s network pay Google a fee each time an Answers.com user clicks on their advertisement which Google served to our web site. Google shares the revenue associated with these clicks, with us.

Google Contract.  In January 2005, we entered into the Google Services Agreement (GSA) governing our participation in Google AdSense. In effect, the GSA positions Google AdSense as our most significant third party ad network. The GSA, extended for an additional two years pursuant to an October 2009 amendment, is scheduled to expire on January 31, 2012. Google may terminate the GSA with no advance notice for any of the following reasons:

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

Direct Ad Sales. In the second quarter of 2008, we decided to suspend our direct ad sales efforts and to instead focus on selling ads through advertising networks, primarily Google AdSense. In the second and third quarter of 2008 we terminated all of our direct ad sales employees. This decision allowed us to focus on growing the community, growing our traffic and monetizing via Google and other ad networks. Notwithstanding the lack of a direct ad sales team, we are occasionally approached directly by advertisers who wish to advertise on Answers.com, and we often facilitate such requests.

Licensing Revenue. We earn a negligible portion of our revenues from partners that pay us for providing them with our answer-based services that they then use in their own products, via co-branded Web pages. Revenues from these arrangements are based on various formulae, including fees based on the number of user queries and fixed periodic fees.

Seasonality

Our results of operations have historically been affected by seasonal patterns in both traffic to Answers.com and advertising demand. For example, many of our users are students that utilize Answers.com as reference sources. Our traffic fluctuates with the academic school year, rising from January through May, falling to lower levels during the summer months, rising again in September through November, and falling again in December, coinciding with school breaks and the holiday season. We expect traffic to Answers.com to continue to fluctuate seasonally in the future. This seasonal fluctuation contributes to the fluctuation in our quarterly revenues.

Community Development

As part of our continuous effort to support our growing community, the last year has seen continued focus on several site-wide, community-oriented programs designed to foster loyalty, increase repeat visits and build on the “human element” that has fueled Answers.com’s growth.

Volunteer Premier Answerers. Volunteer Premier Answerers are a group of dedicated contributors recognized for the time and effort they spend researching and providing consistent improvement to answers. Typically, they are experts in a certain field or on a particular topic and possess the knowledge to answer complex or detailed questions. By empowering these special contributors to focus on what they know best, the overall quality and utility of Answers.com improves.

Volunteer WikiReviewers. Volunteer WikiReviewers are registered users dedicated to taking on an organized approach to improving site quality. These members review flagged questions to fix general spelling and grammar, rewrite answers to ensure neutrality and original content, and generally improve answers to make them more applicable to the question being asked. Some volunteer WikiReviewers research difficult questions that are unanswered for a prolonged period of time. By improving the quality of the content in these areas, the site becomes more user-friendly and improves site credibility.

Mentoring Program. The Mentoring Program is an effort to provide a friendly, fun and worthwhile learning experience for newly appointed volunteer Supervisors who are looking to pursue a more active role in the community. Experienced volunteer Mentors are matched-up with new volunteer Supervisors. Mentors are site veterans who have garnered considerable experience and knowledge, enabling them to provide solid support and guidance to up-and-coming contributors.

Community Outreach Program. Volunteer WikiGuides enhance the community environment by creating a sense of citizenship and interconnectedness among Answers.com participants. Through the Outreach Program, new contributors are greeted with a warm welcome, infrequent visitors are given positive feedback on their contributions, and less-active volunteer Supervisors are encouraged to return to active participation. WikiGuides also deliver invitations to participate in site-wide events and congratulations on special occasions and for participation achievements. The welcoming atmosphere created by our Outreach Program improves member retention and draws back site contributors when their motivation lags.

Influential Teens Program. The Influential Teen Program, also known as WIT (WikiAnswers Influential Teens), builds on the growing community of teen contributors on the site. The aim of the program is to provide a constructive and safe online locale for teens to “hang out” and ask and answer questions. WIT is about empowering teens through specially created individual projects. Through WIT, these future trailblazers develop their leadership abilities while learning how to use the site and its features correctly.

Vandal Patrol Program. The Vandal Patrol Program addresses the problem of damaging or abusive edits to content, a common problem on wiki-based sites.  As user-generated content on Answers.com grows in both size and recognition, it continues to attract not only great contributors, but more vandals as well. Through this targeted program, volunteer participants enjoy finding, eliminating, and defending against vandalism on the site.

Dispute Resolution Program. With an ever-growing and diverse community spanning across the globe, the need for a Dispute Resolution Program on Answers.com is apparent. Our Community Development team receives reports regarding editing conflicts – large and small – that they work to resolve amicably. Through appealing to this mediating service, contributors enjoy improved communication, less discord, and better understanding of their fellow contributors.

Moving toward the future, Community Development intends to further strengthen our ability to support a growing population of people asking, answering, and organizing questions through clear community oriented policies and community influenced projects that embrace the ability for large crowds to collaborate at a pace with the site’s expected growth.

Our Strategy

We believe our valuable content and overall user experience drives traffic to Answers.com, which in turn drives the creation of more content and more traffic. Our traffic is monetized through advertising. As we view our business consisting of the core Answers.com platform with several possible product extensions, the key elements of our strategy to increase revenue will include:

1.	Investment in, and development of, our core Answers.com service, by:

•	Growing our Q&A database;
•	Improving content quality by, among others, developing tools and engaging users;
•	Building and empowering our user community;
•	Improving overall user-experience and core user functionality;
•	Enhancing our search engine optimization (SEO) efforts;
•	Improving the relevance of internal text search; and
•	Introducing newly-licensed content

2.	Continuous development of our international versions, by:

•	Translating English Q&A content into other languages;
•	Building communities around the international languages; and
•	Launching additional languages

3.	Enabling mobile access to Answers.com via smart-phones

4.	Connecting more aggressively to social media platforms, by:

•	More tightly integrating the question and answering process with popular social networks, such as Facebook and Twitter; and
•	Leveraging our community towards greater social engagement

5.	Entering the video space, by:

•	Syndicating video from third-party video aggregators and potentially adding a video creation platform to Answers.com

Technology

Research and Development

We devote a substantial portion of our resources to enhancing and improving our existing core product, Answers.com, developing new product extensions and strengthening our technological expertise. In fiscal years 2008 and 2009, we spent approximately $3.5 million and $3.6 million, respectively, on research and development of our products and services. Our engineering and production teams are located in our Jerusalem, Israel development facility, with additional production support provided from our office in New York City. We have developed our technology internally, acquired it or licensed it from outside vendors.

Hosting Services

We manage our Web operations through our two independently-managed data centers, which we refer to as colocation facilities. Our facility located in New Jersey is supported by Net Access Corporation (the “First Facility”) and our facility located in Utah is supported by C7 Data Centers, Inc. (the “Second Facility”). Our agreements with Net Access Corporation and C7 Data Centers provide us with the right to use space, equipment, Internet bandwidth, electrical power, cooling and other facility functionalities, enabling us to monitor and manage our applications, databases, servers, routers, IT devices and other networkable assets. Continuous maintenance and operation of the colocation facilities are critical to the stability and growth of Answers.com and our ancillary Web operations. The advantages of managing our operations out of two separate colocation facilities include, among others:

•	Near-to-complete redundancy and load balancing;
•	Greater ability to handle traffic spikes, Internet attacks and Internet brownouts;
•	Much faster recovery from single-site issues or disasters; and
•	Built-in backup by virtue of maintaining a copy of all data in both locations.

Net Access Contract.  On April 19, 2008, we entered into a Network Access and Data Center Services Agreement with Net Access with respect to the First Facility (the “NetAccess Agreement”). The term of the NetAccess Agreement is thirty six months and is scheduled to expire in April 2011. Specific services are provided by Net Access pursuant to service-specific Service Orders entered into by the parties from time to time. The NetAccess Agreement will automatically renew unless cancelled by us sixty days prior to its scheduled expiration, and does not include provisions affording Net Access the right to terminate its services prior to such scheduled expiration. We have also entered into a service level agreement pursuant to which Net Access has guaranteed certain standards of service level and operational specifications (the “NetAccess SLA”). We believe that the NetAccess SLA sufficiently addresses our operational needs. Termination of our relationship with Net Access, for whatever reason, would result in our need to replace this relationship and obtain colocation facility services from alternative providers. We believe we would successfully locate and engage such alternative providers, however, there is no assurance we would receive equally favorable terms as those provided in the NetAccess Agreement and NetAccess SLA.

C7 Contract.  On March 31, 2009, we entered into a Master Services Agreement with C7 with respect to the Second Facility (the “C7 Agreement”). The term of the C7 Agreement is thirty six months from the date of installation and is scheduled to expire in April 2012. Specific services are provided by C7 pursuant to service-specific Statements of Work entered into by the parties from time to time. Each statement of work automatically renews unless cancelled by us ninety days prior to its scheduled expiration. C7 is afforded the right to terminate its services upon the failure by us to cure a breach of the C7 Agreement on our part, following a twenty day cure period. The C7 Agreement includes a service level agreement pursuant to which C7 has guaranteed certain standards of service level and operational specifications (the “C7 SLA”). We believe that the C7 SLA sufficiently addresses our operational needs. Termination of our relationship with C7, for whatever reason, would result in our need to replace this relationship and obtain colocation facility services from alternative providers. We believe we would successfully locate and engage such alternative providers, however, there is no assurance we would receive equally favorable terms as those provided in the C7 Agreement and C7 SLA.

Competition

Competition in the questions and answers space has greatly intensified over the past several years, and Answers.com faces significant competition from a wide variety of Web properties. Question and answer sites, such as Yahoo! Answers (owned by Yahoo!),  Yedda (owned by AOL), Answerbag.com (owned by Demand Media, Inc.), Aardvark (owned by Google), Wikia, Inc., Askville (owned by Amazon), StackOverflow, ChaCha, Mahalo Answers, Hunch and many other properties, all compete with our community-driven component of Answers.com. Content sites that compete for the same users searching for information include destination portals and other free online information and/or reference services, such as e-How (owned by Demand Media), Seed.com (owned by AOL), About.com (owned by the New York Times), Dictionary.com (owned by IAC/InterActiveCorp), HowStuffWorks (owned by Discovery Communication), WikiHow, TheFreeDictionary.com and Wikipedia.org. These sites also compete with Answers.com.

Since several companies operating traditional search engines, such as Google, Yahoo!, Microsoft, AOL and Ask.com offer answers within their search services, these companies too can be viewed as competitors of our answers-driven products, particularly in light of the fact that some search engines have begun putting snippets of useful answers at the top of many of their pages, in response to queries made by users. Nevertheless, search engines remain the greatest source of traffic arriving at our Web properties.

Many of our competitors have longer operating histories, more extensive management experience, an employee base with more extensive experience, better geographic coverage, larger consumer bases, greater brand recognition and significantly greater financial, marketing and other resource than we do. We expect competition to further intensify in the future. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, then our competitive position and financial results could be adversely affected.

Marketing

To enhance the Answers.com brand, we are pursuing a brand development strategy that includes word-of-mouth marketing, direct marketing, spreading the word via social media networks, blogging and public relations efforts.

Word of Mouth Marketing. We benefit from word of mouth advertising when users share their positive experience using Answers.com with friends, colleagues, family, and others. We work to encourage the practice by adding features that make it simple to link to Answers.com, or post information from, or send an e-mail with information from answers.com.

Direct Marketing. We aim to annually produce several events for directly reaching our community audience in an interactive manner. We have institutionalized the Answerthon™ weekend contests on Answers.com, occurring several times throughout the year, in which users attempt to answer as many questions as they can and compete for prizes. We have also established an Answers.com Scholarship Fund in order to better connect with our student demographic, by offering $20,000 in scholarships for answering questions in any categories of interest. This initiative took place in 2009 and is recurring in 2010. We also held certain community events, virtual and live, for purposes of bolstering loyalty of prominent contributors and volunteer supervisors, while at the same time facilitating the establishment of stronger community identification and more social interaction between members of the site. For example, in December 2009, we held the Answers Summit, an event which included workshops on growing, improving and celebrating our Q&A platform.

Social Media Networks. Answers.com includes features that enable users to share a question or an answer with their friends and contacts via Facebook, or Twitter. Our site also facilitates interaction by users with the brand via becoming a fan of Answers.com on Facebook, subscribing to the Answers.com channel on YouTube or following Answers.com on Twitter. We have also retained a consultant focused on attracting Twitter users to feeds concerning Answers.com in an effort to raise awareness of and create mass linking to the site by way of “Tweets”.

Blogging. We maintain a blog at www.nostupidanswers.com which we use to share news about the community, acquaint users with our top contributors and volunteer supervisors, update the community about the Company and recent product features and developments, as well as engage the community by sharing stories, tips and trivia about a wide variety of topics of interest.

Public Relations Efforts. Over the years, we have received multiple favorable reviews from numerous publications and we plan on continuing our public relations efforts with outreach, speaking opportunities and sponsorships at conferences, press releases, interviews and briefings. For example, in 2009 we sponsored such conferences as DEMOfall ‘09, Web 2.0 Summit, LeWeb and the Online Community Summit.

Employees

At December 31, 2009, we had 86 employees, of which 73 were full-time employees and 13 were part-time employees. As of such date, 60 employees were located in our office in Jerusalem and 26 employees were based in the United States. None of our employees is subject to a collective bargaining agreement, and we consider our employee relations to be satisfactory.

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

We have applied for, or have been assigned by third parties, numerous domain names and have filed applications for a number of trademarks by U.S. governmental authorities. To date, we have been granted a Community Trademark (“CTM”) by the European Office for Harmonization in the Internal Market for the Answers.com mark and we expect the U.S. registration for the Answers.com mark in the first half of 2010. We have also been granted a CTM and a registered U.S. mark for the word WikiAnswers, and a U.S. mark for the word AnswerTips.

Companies in the Internet, technology, and media industries own large numbers of patents, copyrights, and trademarks and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property claims against us grows. Answers.com has been, and from time to time we expect to continue to be, subject to claims of alleged infringement of copyrights, trademarks and other intellectual property rights of third parties. These claims and any resultant litigation, should it occur, could subject us to significant liability for damages. Our technologies may not be able to withstand any third-party claims or rights against their use. In addition, even if we prevail, litigation could be time-consuming and expensive to defend and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims, unless we are able to enter into license agreements with the third parties making these claims.

Government Regulation

We are subject to a number of domestic and foreign laws and regulations that affect corporations using the Internet as their business platform. The interpretation of laws and regulations pertaining to the privacy of users, freedom of expression, content, advertising and intellectual property rights in the United States and in foreign jurisdictions may at times be unclear or unsettled. Additionally, rules and regulations in these areas are being debated and considered for adoption in other countries, and we face risks from proposed legislation that may be adopted in the future.

In the U.S., laws governing the liability of Internet companies offering online services for the activity of Website users and/or other third parties, are currently being tested by a number of claims. Cases include actions for libel, slander, invasion of privacy and other tort claims, unlawful activity, trademark and copyright infringement, as well as other theories based on the nature and content of the materials searched, the ads posted, or the content generated by users. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. Any court ruling that will impose liability on providers of online services for activities of their users and other third parties could harm our business.

Nevertheless, to resolve some of the current legal uncertainty, we expect the courts to interpret these laws and regulations and such rulings may be applicable to our activities. Such rulings could generally dampen the growth in use of the Internet and could potentially expose us to substantial liability, including significant expenses necessary to comply with applicable laws and regulations. Several U.S. federal laws that could have an impact on our business include, among others:

•
The Digital Millennium Copyright Act (“DMCA”), intended to reduce the liability of online service providers for listing or linking to third party Web properties that include materials that infringe copyrights of others. The DMCA is intended to limit, but does not necessarily eliminate, our liability for listing, linking, or hosting third-party content that includes materials that infringe copyrights.

•	Portions of the Communications Decency Act, intended to provide statutory protections to online service providers who distribute third party content.

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

A range of other laws and new interpretations of existing laws could have an impact on our business. For example, in the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

We post our privacy policy and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policy, U.S. Federal Trade Commission requirements or other domestic or international privacy-related laws and regulations could result in proceedings by governmental or regulatory bodies, that could potentially harm our business, results of operations and financial condition. In this regard, there are a large number of legislative proposals before the European Union, as well as before the United States Congress and various state legislative bodies, regarding privacy issues related to our business. It is not possible to predict whether or when such legislation may be adopted, and certain proposals, if adopted, could harm our business operations. For example, decreases in usage of Answers.com could be caused by, among other provisions, the required use of disclaimers or other requirements before users can utilize our services.

In addition, because our services are accessible worldwide, and particularly in light of our recent launch of several international versions of WikiAnswers, certain foreign jurisdictions may claim that we are required to comply with their laws, including laws relating to labor arrangements, taxes, media and content, among others, even where we have no local entity, employees, or infrastructure. We might unintentionally violate such laws, such laws may be modified or interpreted to our detriment, and new laws may be enacted in the future. Any such developments could harm our business, operating results and financial condition.

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

Operations in Israel

The Law for the Encouragement of Capital Investments, 5719 – 1959 (the “Investment Law”), provides that upon application to the Investment Center of the Ministry of Industry, Commerce and Employment of the State of Israel, or the Investment Center, a proposed capital investment in eligible capital expenditures may be designated as an Approved Enterprise. Each certificate of approval for an Approved Enterprise relates to a specific investment program delineated both by its financial scope, including its capital sources, and by its physical characteristics, such as the equipment to be purchased and utilized under the program. The tax benefits derived from any certificate of approval relate only to taxable income derived from growth in manufacturing revenues attributable to the specific Approved Enterprise. If a company has more than one approval or only a portion of its capital investments are approved, its effective tax rate is the result of a weighted combination of the applicable rates.

Taxable income of a company derived from an Approved Enterprise is subject to tax at the maximum rate of 25% for the benefit period. This period is ordinarily 7 years, beginning with the year in which the Approved Enterprise first generates taxable income, and is limited to 12 years from when production begins or 14 years from the date of approval, whichever is earlier. A company owning an Approved Enterprise may elect to receive an alternative package of benefits, which allows the company to receive tax exemptions rather than grants. Under the alternative package, the company’s undistributed income derived from an Approved Enterprise will be exempt from tax for a period of between 2 and 10 years from the first year of taxable income, depending on the geographic location of the Approved Enterprise within Israel, and the company will be eligible for the tax benefits under the Investment Law for the remainder of the benefit period.

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

Under the Amendment, the year in which a company elects to commence its tax benefits is designated as the year of election (“Year of Election”). A company may choose its Year of Election by notifying the ITA in its annual tax return or within twelve months after the end of the Year of Election, whichever is earlier, or by requesting a pre-ruling from the ITA no later than six months after the end of the Year of Election. However, the Investment Law provides that terms and benefits included in any letter of approval which was granted prior to the effective date of the Amendment, will remain subject to the provisions of the law as they were on the date of such approval. Therefore, our Israeli subsidiary’s (GuruNet Israel Ltd.) existing Approved Enterprise status will generally not be subject to the provisions of the Amendment, while in order to receive further benefits, it will have to meet the Amendment's requirements. During 2009, GuruNet Israel Ltd. elected 2008 as the Year of Election under the Amendment, for its second expansion.

GuruNet Israel Ltd. currently has three capital investment programs, two of which were granted Approved Enterprise status under the Investment Law prior to the Amendment, ending December 31, 2009 and December 31, 2014, respectively, and one Beneficiary Enterprise pursuant to the Amendment, ending December 31, 2017. Qualifying income arising from our Approved Enterprise is tax-free in Israel under the alternative package of benefits described above for a period of 10 years from the first year in which our Israeli subsidiary generates taxable income from such Approved Enterprise, but not later than certain specified periods. We have begun to generate taxable income for purposes of the Investment Law, and we have utilized these tax benefits beginning in 2000. The Investment Law also provides that an Approved Enterprise is entitled to accelerated depreciation on its property and equipment that are included in an approved investment program.

Item 2. Properties

Our New York office, which serves as our corporate U.S. headquarters for community development, investor relations, sales and parts of production operations, is located at 237 West 35th Street, Suite 1101, New York, NY 10001 and occupies a portion of the 11th floor at this location. The current per annum rent for this office is approximately $73,000. The lease for these premises expires in June 2010 and we are actively seeking new office space with a view towards expanding our U.S. headquarters.

Our research and development facility is located on the entire 7th floor of the Tower (Building 2), Jerusalem Technology Park, P.O. Box 48253, Jerusalem 91481, Israel in approximately 1,000 square meters of space, occupied under a 5-year lease with a current monthly rental rate of approximately $21,000 based on the Dollar-NIS exchange rate on December 31, 2009. The lease will expire in July 2010, with an option to extend the term for an additional 5 years. Our current plan is to locate and lease additional space or alternative space for expanding our research and development operations in advance of the expiration of this lease. We believe that there is space available in the local markets at reasonable rates that will be suitable for our needs.

Item 3. Legal Proceedings

From time to time, we receive various legal claims incidental to our normal business activities, such as intellectual property infringement claims and claims of defamation and invasion of privacy. Although the results of claims cannot be predicted with certainty, we believe the final outcome of such matters will not have a material adverse effect on our financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. In addition, it is possible that an unfavorable resolution of any proceeding could in the future materially and adversely affect our financial position, results of operations, or cash flows.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on The NASDAQ Global Market under the symbol “ANSW” between August 2, 2005 and September 28, 2008 and on The NASDAQ Capital Market, under the same symbol, since September 29, 2008. The following table sets forth the high and low closing sale prices for our common stock as quoted on The NASDAQ Global Market (or The NASDAQ Capital Market, as the case may be) for the fiscal years ended December 31, 2008 and 2009 and the subsequent period indicated.

	High	Low
Year ended December 31, 2008
First quarter	$6.93	$3.76
Second quarter	$5.52	$3.27
Third quarter	$5.77	$2.82
Fourth quarter	$7.23	$3.70
Year ended December 31, 2009
First quarter	$9.56	$5.62
Second quarter	$8.88	$6.05
Third quarter	$9.11	$7.73
Fourth quarter	$10.86	$7.40
Year ending December 31, 2010
First quarter (through March 5, 2010)	$8.95	$7.46

The closing sale price of our common stock as reported by The NASDAQ Capital Market on March 5, 2010 was $8.45 per share.

As of March 1, 2010, there were approximately 40 holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). We have not paid any common stock cash dividends since formation and we do not expect to pay any common stock cash dividends in the foreseeable future. During 2009 we did not repurchase any shares of our common stock.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2009 with respect to our compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.
	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,316,088	$8.80	379,255
Equity compensation plans not approved by security holders	—	—	—

Total	2,316,088		379,255

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this annual report. In addition to historical information, this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These statements include, among other things, statements concerning:

•	Our expectations relating to the growth of our business and revenue;

•	Our expectations concerning future traffic trends;

•	Our expectations concerning future RPM trends;

•	Our plans to continue investing resources in our core platform in areas such as content quality, maintaining and improving search engine optimization, performance, scalability, and usability;

•	Our plans to continue our investment in the FIGS versions of WikiAnswers and our belief that this area will be critical to our growth in future years;

•	Our plans surrounding mobile Answers.com access;

•	Our plans to further address the social answers space by more tightly integrating the question-answering process with popular social networks;

•	Our intention to enter the video space in order to enrich the types of answers we serve our user base;

•	Our expectation that at least some of our planned product extensions will contribute significantly to 2011 revenue;

•	Our expectations concerning seasonality and traffic patterns in the future;

•	Our expectation that CPC ads will continue to generate the overwhelming majority of our revenue;

•	Our expectation to grow our research and development team significantly in 2010;

•	Our expectation that going forward, cash flow from operations will continue to be our principal source of liquidity; and

•	Our belief that we have sufficient cash and cash equivalents to meet our working capital and operating requirements for at least the next twelve months;

As well as other statements concerning our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this annual report, and in particular, the risks discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given the risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Introduction

This Management discussion and analysis, or MD&A, is divided into sections entitled “General,” “Results of Operations,” “Liquidity and Capital Resources,” “Off Balance Sheet Arrangements,” “Critical Accounting Estimates” and “Quarterly Results”. The “General” section contains information regarding our business and recent events as well as background and commentary regarding the revenue and expense captions that comprise our Statement of Operations. The “Results of Operations” section is our commentary on this year’s results of operations compared to the immediately preceding year. All of the sections herein should help provide a better understanding of the major factors and trends that affect our earnings performance and financial condition, and how our performance during 2009 compares to prior years.

General

We own and operate Answers.com, a leading Q&A site, dedicated to providing useful answers to questions about anything. Answers.com includes WikiAnswers and ReferenceAnswers. WikiAnswers is a community-generated social knowledge Q&A platform, leveraging wiki-based technologies. Through the contributions of the community, our questions and answers are continuously growing, improving and being updated, to form the world’s greatest Q&A database. ReferenceAnswers provides trusted editorial content on millions of topics licensed from what we believe to be the world’s top reference publishers. ReferenceAnswers usually provides the best results for simple questions of the who-is, what-is variety. More complex questions are better handled by WikiAnswers. Our goal is to become the dominant and recognized market leader for answers on the Internet.

According to our internal estimates, Answers.com generated 9.4 million average daily page views in 2009 compared to 5.8 million average daily page views in 2008. According to comScore, under its new hybrid audience measurement methodology, Answers.com had 50 million unique visitors in the U.S. in January 2010, ranking the site number 18 among the top U.S. Web properties for that month. Also according to comScore, Answers.com had approximately 77 million unique visitors worldwide in January 2010, ranking us number 33 worldwide.

New Answers.com: Integration of WikiAnswers and ReferenceAnswers

In September 2009 we announced the launch of the new Answers.com, in recognition of the integration of our two Web properties, culminating a process that began several quarters earlier. Answers.com is the name we now use for our combined site, as well as our umbrella brand, and is comprised of two properties or sub-brands, WikiAnswers and ReferenceAnswers. The product strategy guiding the integration was our desire to give users one address for the best answers to all types of questions – be they community-generated from WikiAnswers, or editorially licensed from ReferenceAnswers.

The first stages of the integration were minor - creating a similar “look and feel” for, and cross-linking between, the properties. Thus, for example, a user looking up “Michael Jackson” in ReferenceAnswers, arrived at a page displaying reference content covering the specific query, in addition to being asked to answer WikiAnswers unanswered questions relating to Michael Jackson. The result page also resembled a WikiAnswers page by way of including the standard “Ask” and “Answer” bar in the header of the page, as opposed to the original “Search” button displayed adjacent to the query bar. Subsequently, we added an “All” radio button adjacent to the query bar on both properties, allowing users, should they choose, to find a result by searching both properties. In the second quarter of 2009, we took an additional and important step in integrating both Web properties by making the “All” radio button the default setting above the query box of both properties. As a result of this user-interface change, users typing in queries into either of our properties are automatically directed to the Web page our algorithms deem most appropriate as a response. For example, a user typing the query, “When did WWII start?” in ReferenceAnswers, lands on a Web page belonging to WikiAnswers with an answer to that question. A user typing the query “Who is Oprah Winfrey?” in WikiAnswers, arrives at a ReferenceAnswers page displaying the Oprah Winfrey topic. In September 2009, we took our final step in integrating the two Web properties by creating a new unified Answers.com home page and login, integrating features from both properties, and making other changes in our user interface to strengthen our positioning as having one dominant product and brand, Answers.com, comprised of the two properties, WikiAnswers and ReferenceAnswers.

How we Generate Revenue

Traffic

Our revenue is driven by the traffic generated by Answers.com and our ability to effectively monetize that traffic. Search engines, primarily Google, are responsible for most of the traffic to Answers.com. Users submit queries and search engines respond by generating a list of Web pages that they deem likely to offer the most relevant content. When an Answers.com page ranks high in the algorithmic systems of search engines, our results are more likely to be accessed by users. For the three and twelve months ended December 31, 2008, according to our internal estimates, this source of traffic represented approximately 80% and 76%, respectively, of Answers.com’s traffic. For the three and twelve months ended December 31, 2009, according to our internal estimates, this source of traffic represented approximately 89% and 86%, respectively, of Answers.com’s traffic.

The balance of the traffic arriving at Answers.com in 2008 and 2009 originated from direct usage, i.e., users visiting our home page and/or navigating within Answers.com, and from users who have clicked on Google’s Definition Link feature. Beginning in 2005, we benefited from an informal, non-contractual relationship with Google under which Google linked certain search results related to definitional queries to ReferenceAnswers. This link (or links, in the case of multiple-phrase queries) appeared at the right end of the blue header bar for Google Search Results. For the nine months ended September 30, 2009, according to our internal estimates, this source of traffic represented approximately 5% of our overall traffic and revenue. In October 2009, Google informed us that beginning sometime during the fourth quarter of 2009, they would no longer be sending us traffic from the Google Definition Link. We began to see the impact of this change at various points in the fourth quarter, and by the end of 2009, this traffic ceased.

Search engines, at any time and for any reason, could change their algorithms that direct search queries to Answers.com or other web properties, or could restrict the flow of users visiting Answers.com specifically. In fact, we have previously experienced decreases in traffic, and consequently in revenue, in response to such search engine action. Thus, we expend resources guarding and improving the volume of this traffic. The industry commonly refers to such efforts as search engine optimization, or SEO. We often refer to traffic from search engines as SEO traffic. We also focus on the “quality” of our Q&A database, since a potential result of poor quality content may be a negative impact on our SEO traffic.

Seasonality

Our results of operations have historically been affected by seasonal traffic patterns and advertising demand. Many of our users are students who utilize our Web properties as reference sources. Our traffic fluctuates with the academic school year, rising from January through May, falling to lower levels during the summer months, rising again in September through November, and falling again in December, coinciding with school breaks and the holiday season. We expect traffic to our Web properties to continue to fluctuate seasonally in the future. This seasonal fluctuation in traffic results in a fluctuation in our quarterly revenues, since lower traffic to Answers.com translates into fewer users clicking on or viewing the advertisements we display. Our current seasonal patterns may become more pronounced or may change as we grow domestically.

Monetization

Advertising Revenue. We earn practically all of our revenue from advertising. There are two primary categories of Internet advertising: pay-per-performance, also known as cost-per-click (“CPC”), and pay-per-impression display ads or cost per 1,000 impressions (“CPM”) In the CPC model, we earn revenue based on the number of clicks associated with an ad; in the CPM model, we derive revenue from the display of ads. The overwhelming majority of our advertising revenue is earned from CPC advertising. We obtain all of our CPC, and most of our CPM advertisements from third-party ad networks. These ad networks compensate us by paying us a portion of the revenue they earn from advertisers for our provision of promotional space on our Web properties.

Our primary third party ad network, Google AdSense, accounted for approximately 88% of our total revenue in 2009, as compared to approximately 82% of our total revenue in 2008. We obtain practically all our CPC ads from Google. In addition to Google, we utilize the services of other third party ad networks that provide us with CPM ads. We expect that for the foreseeable future, CPC ads will continue to generate the overwhelming majority of our revenue, and we have no plans to reduce our reliance on CPC ads.

Our relationship with Google is governed by our Google Services Agreement, or GSA, which was recently renewed for a two-year period ending January 31, 2012. We participate in two Google AdSense programs, “Adsense for Search” or “AFS” and “Adsense for Content” or “AFC”. AFS is the online service for distributing relevant ads from Google’s advertisers for search results on Google Network members’ sites. AFC, on the other hand, is Google’s online service for distributing ads from its advertisers that are relevant to content on its Network members’ web sites. Under this program, Google uses automated technology to analyze the meaning of the content on the web page and serve relevant ads based on the meaning of such content. Queries resulting in WikiAnswers pages are almost always monetized via AFC ads, while queries triggering ReferenceAnswers pages are mostly monetized via AFS ads.

For a full discussion explaining our monetization and traffic metrics, please refer to the first section in this Annual Report, titled “References to Web Property Usage Measurements”.

Direct Ad Sales. In the second quarter of 2008, we decided to suspend our direct ad sales efforts and to instead focus on selling ads through third-party advertising networks, primarily Google AdSense. In the second and third quarter of 2008 we terminated all of our direct ad sales employees. This decision allowed us to focus on our core competency – growing the community, growing our traffic and monetizing via Google and other ad networks. Notwithstanding the lack of a direct ad sales team, we are occasionally approached directly by advertisers who wish to advertise on Answers.com, and we often facilitate such requests. Direct ads represented an immaterial portion of our total 2009 revenue.

Licensing Revenue. We earn a negligible portion of our revenues from partners that pay us for providing them with our answer-based services that they then use in their own products, via co-branded Web pages.

Costs and Expenses

Cost of Revenue

Cost of revenue consists of compensation, travel and overhead costs relating to personnel who are engaged in production operations, content editing and integration, fees to third parties to license and translate content, data center costs, including depreciation of information technology assets, Web search service fees, ad serving fees, amortization of the cost of acquired software used in our products, and contractual revenue sharing fees to various Web property operators for visitors directed to our Web properties, or traffic acquisition costs. We expect our cost of revenue, as a percentage of revenue, to increase in 2010 because of the various initiatives we are planning, including translation of significantly more English-language content into foreign languages.

Research and Development Expenses

Research and development expenses consist of compensation, travel and overhead costs of personnel conducting research and development of our products and services, and consulting costs. Our research and development team works primarily on projects to improve and enhance product functionality, quality, performance, scalability, user interface, and monetization. In the long term, we expect that our research and development expenses will decline as a percentage of revenue as we grow our revenue. However, since we expect to grow our research and development team significantly in 2010, we expect our research and development expenses, as a percentage of revenue, to increase in 2010.

Community Development, Sales and Marketing Expenses

Community development, sales and marketing expenses consist of compensation, travel and overhead costs of personnel in charge of developing and encouraging the WikiAnswers community of users asking and answering questions and volunteer supervisors, sales and marketing, product management, marketing and market information services, public relations and promotional costs. As a result of our termination of direct ad sales in 2008, we expect that the primary future growth in this expense line item will be in the area of WikiAnswers community development. In the long term we expect that our community development, sales and marketing expenses will decline as a percentage of revenue as we grow our revenue, however we may not experience that improvement in 2010.

General and Administrative Expenses

General and administrative expenses consist primarily of compensation, travel and overhead costs for general executive, financial, legal, human resources, and other administrative personnel, professional services, including investor relations, legal, accounting, payroll and other consulting services, insurance fees, amortization of domain names, and other general corporate expenses. We generally expect that our general and administrative expenses will decline as a percentage of revenue as we grow our revenue.

Overhead Costs

Overhead costs consist primarily of rent, telecommunications, utilities and depreciation expenses.

Stock-Based Compensation

New employees typically receive stock option awards within three months of their start date. We also grant additional stock option awards to existing employees and directors. We account for stock-based awards under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” , which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period awards are expected to vest. Costs resulting from stock-based compensation are part of our compensation expense and are included in the operating expense categories in our Statements of Operations.

Impact of Foreign Currency Fluctuations

The dollar cost of our operations is heavily influenced by changes in the value of the dollar in relation to the New Israeli Shekel (“NIS”), mostly due to the NIS-based salaries of our Israel-based employees. Close to half of our operating expenses, excluding non-cash items such as stock-based compensation, are denominated in New Israel Shekels. We enter into forward contracts to hedge some of our NIS-based expenses. Prior to May 2009, these derivatives were not designated as hedging instruments under the rules of ASC 815, “Derivatives and Hedging”, and therefore, the net gains (losses) arising from these derivatives were recognized in operating expenses as they occurred. Starting May 2009, we designated all of our currency hedging activity as cash flow hedges as they were all eligible. Thus, the change in those hedges are recorded as other comprehensive income (loss), and are reclassified to earnings as the forward contracts mature or if, and to the extent that the hedging relationship is deemed ineffective.

In 2009, compensation, excluding stock-based compensation (thereafter, “Cash-Based Compensation”), to employees amounted to $7,134 thousand compared to $7,071 thousand during the same period in 2008, a net increase of $63 thousand. As a result of the strengthening of the dollar as compared to the NIS and the effect of foreign currency derivatives, Cash-Based Compensation in 2009 declined approximately $495 thousand as compared to 2008; however, such decline was offset by other compensation changes, including increases in headcount and raises, amounting to $558 thousand.

Our period-over-period discussion regarding operating expenses includes the impact of foreign currency on such expenses. We expect our NIS-based expenses in 2010, to be in excess of 2009 levels, thus, if the dollar continues to fluctuate as compared to the NIS, we will experience further fluctuation in the dollar amount of our NIS-based expenses.

Termination fees and write-off of cost relating to the terminated Lexico acquisition and abandoned follow-on offering

In the first quarter of 2008, our planned acquisition of Lexico Publishing Group LLC and the related planned offering of securities were terminated due to unfavorable market conditions. As a result, we recorded a charge to our statement of operations, amounting to approximately $2.54 million.

Interest Expense, Net

Interest expense, net, is comprised of interest income earned on cash, cash equivalents and marketable securities, interest expense on capital leases, transaction costs we incurred in connection with the issuance of the Series B Warrants in June 2009 and amortization of deferred costs we incurred in connection with the issuance of the Series B Unit Warrant, in June 2008.

Other Income, Net

Other income, net, is comprised of foreign currency gains and losses.

Loss Resulting from Fair Value Adjustment of Warrants

The Series A Warrants, the Series B Warrants and the Series B Unit Warrant (prior to exercise), which are components of transactions with Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively, “Redpoint”) are revalued each reporting date. Any change to their fair value is recorded as a gain or loss in the Statement of Operations. Background regarding the transaction with Redpoint follows.

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

After deducting placement agent fees and legal expenses, our net proceeds from the private placement, in June 2008, were $5.38 million, while our net proceeds from the exercise of the Series B Unit warrant, in June 2009, were $6.48 million. The transaction that took place on June 16, 2008 is referred to as the “Series A Financing”.  The transaction that took place on June 10, 2009 is referred to as the “Series B Financing”. The two transactions, in aggregate, are collectively referred to as the “Redpoint Financings”. The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Series A Warrants and the Series B Warrants are collectively referred to as the “Redpoint Securities”.

The Series A Convertible Preferred Stock has the rights and preferences set forth in our Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock, which, as of its date of filing on June 16, 2008, amended our Amended and Restated Certificate of Incorporation. The Series B Convertible Preferred Stock has the rights and preferences set forth in the Company’s Certificate of Designations, which amended the Company’s Amended and Restated Certificate of Incorporation on June 9, 2009. For a detailed description of the rights and preferences of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, we refer you to the notes to the financial statements contained in this annual report.

In connection with the Redpoint Financings, Redpoint received and exercised their right to appoint two individuals to serve as voting members of our board of directors.

In connection with the Redpoint Financings we entered into a registration rights agreement with Redpoint, pursuant to which we agreed to register with the SEC for resale the common stock underlying the Redpoint Securities. In connection with the registration rights agreement, we agreed to pay a penalty of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price, as partial liquidated damages, for certain default events and subject to certain circumstances. The partial liquidated damages may trigger if the registration statements covering the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock, which we filed on July 30, 2008 and June 15, 2009, respectively, and which were declared effective by the SEC on September 16, 2008 and July 28, 2009, respectively, cease to remain continuously effective.

Income Tax Benefit (Expense), Net

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating and amortizing property, equipment and intangible assets and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes, and from certain income and expense items recorded for income tax purposes financial but not recognizable for reporting purposes. In addition, our income tax expense has been adjusted for the effect of state and local taxes and foreign income from our wholly owned subsidiary. At December 31, 2009, our deferred tax assets were almost entirely offset by a valuation allowance. Despite the fact that we had income in 2009, we experienced a cumulative loss in recent years and view this as a significant piece of negative evidence that makes it difficult to support a conclusion that expected taxable income from future operations justifies recognition of deferred tax assets.

Our Israeli subsidiary had net income in 2008 and 2009, resulting from services we received from the Israeli subsidiary. The Israeli subsidiary charges us for research & development it provides us, plus a profit margin, currently 8.3%. However, the subsidiary operates primarily through plans recognized as “approved enterprises” (and a “beneficiary enterprise” as later amended in amendment No. 60 to the Investment Law) under Israeli law, which means that income arising from the subsidiary’s approved research & development activities, is subject to zero percent tax under the “alternative benefit” path for a period of ten years. Currently, the subsidiary operates under two separate “approved enterprise” plans, ending December 31, 2009 and December 31, 2014, respectively, and a “beneficiary enterprise” plan ending December 31, 2017.  After the close of the first approved enterprise plan in 2009, the subsidiary will have to pay taxes at the regular corporate income tax rate on the relative proportion of taxable income attributable to the first approved enterprise plan.

Additionally, the Israeli subsidiary provides Answers Corporation with certain management services plus a profit margin, currently 8.3%. Income derived from such services are taxable at the Israeli corporate tax rate in effect at the time (27% and 26% in 2008 and 2009, respectively).

In the event of distributions by our Israeli subsidiary to Answers Corporation, the Israeli subsidiary would have to pay a 10% corporate tax on the amount distributed, and Answers Corporation would have to pay a 15% tax to be withheld at source on the amounts of such distributions received. Furthermore, Answers Corporation would be subject to a 35% federal tax on dividends received, before applying any credits possibly allowed for NOL carryforwards or by the income tax treaty between the United States and Israel. At present, we do not plan on having the subsidiary distribute a dividend to Answers Corporation.

Results of Operations
	Year Ended December 31
	2008	2009	Change
	($ - in thousands)

WikiAnswers advertising revenue	7,524	14,454	6,930
ReferenceAnswers advertising revenue	6,622	6,230	(392)
Licensing revenue	81	71	(10)
	14,227	20,755	6,528

Revenue

Revenue increased $6,528 thousand, or 46%, from $14,227 thousand for the year ended December 31, 2008 to $20,755 thousand for the year ended December 31, 2009.

WikiAnswers advertising revenue in 2009 increased $6,930 thousand, or 92%, compared to the preceding year, due to increases in traffic, offset to some extent by decreased RPM. WikiAnswers average daily page views in the year ended December 31, 2009 were 6,496,000, an increase of 123% compared to the average daily page views of 2,916,000 in 2008. We believe that the traffic growth that WikiAnswers has experienced in the year ended December 31, 2009 as compared to the same period in 2008 is primarily due to the dynamics of the property. As our database of questions and answers grows, we draw new traffic, primarily from SEO, which in turn results in the creation of new questions and answers, or new content, which in turn drives additional growth. The growth in revenue from the aforesaid traffic growth was partially offset by a decrease in our RPM. The average WikiAnswers RPM in the year ended December 31, 2009 was $6.10, a decrease of 14% compared to the average RPM of $7.07 in 2008. Google AdSense comprised 89% of our WikiAnswers ad revenue in 2009, thus, the decrease in RPM resulted mostly from a decrease in the RPM we earn from Google AdSense. We believe the decline in Google AdSense RPM may be attributed to any of a number of possible factors, or a combination of several such factors, including, changes we made to the site, changes that Google may have made to the AdSense algorithm that connects advertisers and publishers and changes in how advertisers may have managed their advertising costs in response to uncertain economic conditions.

ReferenceAnswers advertising revenue in  2009 decreased $392 thousand, or 6%, compared to the preceding year, due to lower RPM. ReferenceAnswers RPM in the year ended December 31, 2009 was $5.92, a decrease of 6%, compared to the RPM of $6.28 in 2008. We attribute the decline mostly due to the elimination of direct ad sales in the third quarter of 2008. Unlike WikiAnswers, the ReferenceAnswers Google RPM did not decline in 2009, as compared to 2008, notwithstanding our belief  that the possible factors discussed above with respect to the Google AdSense RPM on WikiAnswers are the same factors that may have played a role in determining ReferenceAnswers’ Google AdSense RPM. ReferenceAnswers average daily page views in 2009 were 2,884,000, which approximates our average daily page views of 2,889,000 in 2008.

As described in further detail above, in September 2009, we announced the launch of the new Answers.com, in recognition of our integration of WikiAnswers and ReferenceAnswers. The product strategy guiding such integration was our desire to give users a common address for the best answers to all types of questions – be they community-generated from WikiAnswers, or editorially licensed from ReferenceAnswers. In September 2009, we took our final step in this integration by creating a new unified Answers.com home page and login, integrating features from both properties, and making other changes in our user interface to strengthen our positioning as having one dominant product and brand, Answers.com, comprised by two properties, WikiAnswers and ReferenceAnswers. Since the new unified Answers.com home page was designed to give prominence to WikiAnswers and to encourage users to enter their questions into the site’s query bar, beginning September 2009, visits to that page, which on average approximate 175,000 per day, are being recorded as a WikiAnswers page-view rather than a ReferenceAnswers page-view, contrary to the previous practice.

Traffic and Revenue Trends

The following table illustrates the historical trends of our two Web properties’ revenues, average daily page views and RPMs, by quarter, beginning the first quarter of 2008.

	2008				2009
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Ad Revenue ($ - in thousands)

WikiAnswers	1,185	1,500	1,960	2,879	3,162	3,400	3,422	4,470
ReferenceAnswers	1,828	1,485	1,579	1,730	1,567	1,585	1,548	1,530
Total	3,013	2,985	3,539	4,609	4,729	4,985	4,970	6,000

WikiAnswers	39%	50%	55%	62%	67%	68%	69%	75%
ReferenceAnswers	61%	50%	45%	38%	33%	32%	31%	25%
Total	100%	100%	100%	100%	100%	100%	100%	100%

Traffic Average Daily Page Views

WikiAnswers	1,885,000	2,318,000	3,094,000	4,350,000	5,337,000	6,082,000	6,336,000	8,199,000
ReferenceAnswers	3,225,000	2,641,000	2,666,000	3,027,000	2,982,000	2,965,000	2,857,000	2,737,000
Total	5,110,000	4,959,000	5,760,000	7,377,000	8,319,000	9,047,000	9,193,000	10,936,000

WikiAnswers	37%	47%	54%	59%	64%	67%	69%	75%
ReferenceAnswers	63%	53%	46%	41%	36%	33%	31%	25%
Total	100%	100%	100%	100%	100%	100%	100%	100%

RPM
WikiAnswers	$6.91	$7.11	$6.89	$7.19	$6.58	$6.14	$5.87	$5.93
ReferenceAnswers	$6.23	$6.18	$6.44	$6.21	$5.84	$5.87	$5.89	$6.08

Traffic Trends

The traffic and RPM trend discussion that follows pertains to our Answers.com English site and not the FIGS sites that are currently in their infancy and are immaterial.

Since we purchased WikiAnswers in November 2006, the Web property has grown significantly, both in terms of traffic and revenue. We believe that the growth that WikiAnswers has experienced is primarily due to the dynamics of the property. As our database of questions and answers grows, we draw new traffic, primarily from SEO, which in turn results in the creation of new questions and answers, or new content, which drives additional growth. This is a self-reinforcing growth model that we consider a “virtuous cycle of growth”. Notwithstanding this cycle of growth, WikiAnswers’ growth has, over time decelerated, and we believe that, as WikiAnswers grows further and gets larger, its rate of growth will decelerate further. In addition, the integration of our two Web properties may further decelerate the growth of WikiAnswers as compared to past periods.

Beginning the third quarter of 2007, when we experienced a drop in our traffic to ReferenceAnswers due to a search engine algorithm adjustment by Google, through the first quarter of 2009, ReferenceAnswers average daily page views in every quarter has declined, compared to the same quarter in the immediately preceding year. In the second and third quarters of 2009, ReferenceAnswers average daily page views were 12% and 7% higher, respectively, than the average daily page views for the same periods in 2008. However, ReferenceAnswers experienced traffic declines in the months of September and October 2009, as compared to the same months in 2008. Finally, in the fourth quarter of 2009, ReferenceAnswers stopped receiving traffic from the Google Definition Link. We are presently not able to identify a predictable traffic trend for this property.

RPM Trends

As noted earlier, 88% of our 2009 revenue was earned via Google AdSense. Since we are not planning to change this dependence anytime in the near future, our RPM will largely be a function of the revenue we earn from Google AdSense. We renewed our GSA in October 2009, extending the agreement through January 2012, at financial terms that are slightly less favorable than the terms we had for the two-year period ending January 31, 2010, therefore we expect a slightly lower Google AdSense RPM. Further, we believe that there are many other factors, any one of which or a combination thereof, that may impact our Google AdSense revenue, including changes we make to the site, positioning of ads, the geographic mix of our traffic, the growing percentage of returning visitors and changes that Google may make to the algorithm that connects advertisers and publishers. In addition, advertisers may lower or increase their bids for keywords in response to how much they are able to make per paid click. As a result of the multiple possible factors, many of which are not in our control, we cannot predict whether the RPM declines we saw in 2009 will continue in 2010.

Costs and Expenses

Cost of Revenue
	Year Ended December 31
	2008	2009	Change
	($ - in thousands)

Cost of revenue	4,641	4,796	155

Cost of revenue increased $155 thousand, or 3%, from $4,641 thousand in 2008, to $4,796 thousand in 2009,. The change in cost of revenue was due primarily to an increase of $275 thousand in compensation costs, excluding stock based compensation, and an increase of $150 thousand in content licensing costs. Additionally, in 2009 we started translating WikiAnswers into four languages, which resulted in translation expenses of $132 thousand, an expense we did not incur in 2008. The aforesaid increases were partially offset by decreases of $35 thousand in stock-based compensation, and $358 thousand in amortization expense from intangible technology assets we purchased in connection with the Brainboost acquisition that took place in December 2005. As we wrote off the Brainboost Answer Engine on May 25, 2008, there was no amortization recorded subsequent to such date.

Research and Development Expenses

	Year Ended December 31
	2008	2009	Change
	($ - in thousands)

Research and development	3,482	3,608	126

Research and development expenses increased $126 thousand, or 4%, from $3,482 thousand in 2008, to $3,608 thousand in 2009. The change in research and development expenses was due primarily to an increase of $49 thousand in compensation related expenses, excluding stock based compensation, and increases in travel and overhead of $52 thousand and $46 thousand, respectively. Such increases were offset, to some extent, by a decrease in stock based compensation of $34 thousand.

Community Development, Sales and Marketing Expenses

	Year Ended December 31
	2008	2009	Change
	($ - in thousands)

Community development, sales and marketing	2,734	2,459	(275)

Community development, sales and marketing expenses decreased $275 thousand, or 10%, from $2,734 thousand in 2008, to $2,459 thousand, in 2009. The primary factor that caused this decrease was that compensation related expenses, excluding stock based compensation, decreased $312 thousand, and stock based compensation decreased $75 thousand, mostly due to the termination of our direct ad sales team in the second and third quarters of 2008. At the end of the second quarter of 2008 we decided to abandon direct ad sales, and terminated most of our direct ad sales staff. Further, as a result of such decision we recorded a net charge of $90 thousand, in 2008, to account for the termination of certain service contracts relating to our abandoned direct ad sales efforts.  Finally, there was also a decrease of $62 thousand in overhead expenses in 2009 as compared to 2008. The aforesaid decreases were partially offset by increases in costs relating to promotion and marketing, including WikiAnswers community events, of $196 thousand, and increases in consulting and other services of $64 thousand.

General and Administrative Expenses

	Year Ended December 31
	2008	2009	Change
	($ - in thousands)

General and administrative	4,799	4,899	100

General and administrative expenses increased $100 thousand, or 2%, from $4,799 thousand in 2008, to $4,899 thousand in 2009. The change in general and administrative expenses was due primarily to the following factors: Compensation costs, excluding stock based compensation, increased by $51 thousand, travel and conference expenses increased by $104 thousand, consulting fees increased by $57 thousand and non-income related taxes increased by $73 thousand. The aforesaid increases were partially offset by  decreases of $115 thousand in accounting and legal fees, $22 thousand in stock based compensation, and $30 thousand in overhead expenses.

Write-off of the Brainboost Answer Engine

	Year Ended December 31
	2008	2009	Change
	($ - in thousands)

Write-off of the Brainboost Answer Engine	3,138	-	(3,138)

As a result of our decision to effectively abandon our use of the Brainboost Answer Engine, the net book value of the Brainboost Answer Engine, as of May 25, 2008, in the amount of $3,138 thousand, was written off and the resulting charge was included in our statement of operations for 2008.

Termination Fees and Write-off of Costs Relating to the Terminated Lexico Acquisition and Abandoned Follow-on Offering

	Year Ended December 31
	2008	2009	Change
	($ - in thousands)

Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	2,543	-	(2,543)

In 2008 we recorded a charge of $2,543 thousand for various costs and fees we incurred in connection with the terminated acquisition of Lexico and the abandoned follow-on offering of securities.

Interest Expense, Net

	Year Ended December 31
	2008	2009	Change
	($ - in thousands)

Interest expense, net	(55)	(440)	(385)

Interest expense, net, rose $(385) thousand, from $(55) thousand expense, net, in 2008, to $(440) thousand expense, net, in 2009. The change in interest expense, net, resulted mostly from the following matters: Firstly, in 2009, we recorded $166 thousand of amortization relating to $363 thousand of transaction costs that we incurred in connection with the Series B Unit Warrant in June 2008, while in 2008, such amortization amounted to $196 thousand. Secondly, in 2009, we recorded a $290 thousand charge relating to the Series B Warrants transaction costs we incurred in June 2009. Finally, interest earned from our cash balance in 2009 was $25 thousand, compared to $148 thousand in 2008. The reduction in interest income earned on our cash balances was the result of lower short-term interest rates.

Other Income, Net

	Year Ended December 31
	2008	2009	Change
	($ - in thousands)

Other income, net	19	6	(13)

Other income, net, declined $13 thousand, from $19 thousand in 2008, to $6 thousand, net, in 2009.  Other income, net, results from foreign currency net gains and losses.

Loss Resulting from Fair Value Adjustments of Warrants

	Year Ended December 31
	2008	2009	Change
	($ - in thousands)

Loss resulting from fair value adjustment of warrants	(5,187)	(2,634)	2,553

The Series A Warrants and Series B Warrants are revalued each reporting date, and any change to their fair value is recorded in the statement of operations. The Warrant to Purchase Units of Series B Preferred Stock and Warrants was, up to its exercise in June 2009, also revalued each reporting period and the change in its fair value was recorded in the statement of operations.

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

Income Tax Benefit (Expense), Net

	Year Ended December 31
	2008	2009	Change
	($ - in thousands)

Income tax benefit (expense), net	82	(165)	(247)

Income tax benefit (expense), net, changed by $(247) thousand, from 2008 to 2009. The tax benefit for the year ended December 31, 2008 was primarily the result of the recognition of $147 thousand of tax benefits relating to closed tax years, which was partially offset by Israeli income taxes amounting to approximately $53 thousand. The tax expense for the year ended December 31, 2009 was primarily the result of $190 thousand related to estimated income taxes for U.S. federal, state and local, and Israeli income taxes, partially offset by $36 thousand of net deferred tax assets recorded by the subsidiary.

We have net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $53 million at December 31, 2009. The federal NOLs will expire if not utilized on various dates from 2021 through 2028. Section 382 of the Internal Revenue Code of 1986 (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. We estimate two ownership changes, as defined under Section 382, have occurred, that would trigger this limitation. Based on our current estimates and assumptions, we may currently use approximately $36 million of our accumulated NOLs.  The remaining approximate $17 million NOL is available to offset taxable income in an amount of approximately $1.4 million per year. Any unused portion of the $1.4 million is available for use in future years until such NOL is scheduled to expire. The Subsidiary has capital loss carryforwards of approximately $789 thousand, which can be applied to future capital gains for an unlimited period of time under current tax rules.

We file U.S. federal, various state and local and foreign income tax returns. We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2005 and New York State and City income tax examinations for years prior to 2006. Our Israeli subsidiary is no longer subject to tax examinations by the Israeli income tax authorities for years prior to 2007.

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

	Year Ended December 31
	2008	2009
	($ - in thousands)

Net cash provided by (used in) operating activities	(299)	6,799
Net cash provided by (used in) investing activities	82	(2,333)
Net cash provided by financing activities	5,196	6,047

Operating Activities

Despite a net loss of $12,251 thousand in 2008, net cash used in operations was $299 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling items are the loss resulting from the fair value adjustment of the Series B Unit Warrant of $5,187 thousand, the write-off of the Brainboost Answers Engine of $3,138 thousand, stock-based compensation of $1,719 thousand, and depreciation and amortization of $1,329 thousand.

Although net income in 2009 was $1,760 thousand in 2009, the net cash provided by operations was $6,799 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling items are the loss resulting from the fair value adjustment of the warrants of $2,634 thousand, stock-based compensation of $1,553 thousand, and depreciation and amortization of $1,185 thousand.

Investing Activities

Net cash provided by investing activities of $82 thousand, in 2008, is attributable to the proceeds from the sale of marketable securities of $700 thousand, less cash used to increase long-term deposits of $60 thousand and cash used for capital expenditures of $558 thousand.

Net cash used in investing activities of $2,333 thousand, in 2009, is attributable to cash used for capital expenditures of $1,515 thousand, cash used to purchase marketable securities of $799 thousand, and cash used to increase long-term deposits of $19 thousand. Most of our capital expenditures resulted from the establishment of our second colocation facility. We expect capital expenditures in 2010 will continue to grow as we continue to invest in various areas including our existing colocation facilities and office facilities.

Financing Activities

Net cash flow from financing activities in 2008 and 2009 were mostly the result of the Redpoint Financings, less dividends paid to Redpoint.

Future Operations

Based on our current cash and cash equivalents, marketable securities and expected cash flow from operations, we believe we have sufficient cash and cash equivalents to meet our working capital and operating requirements for at least the next twelve months.

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

Off-Balance Sheet Arrangements

As of December 31, 2009, there were no off-balance sheet arrangements.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2008 and 2009, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

As of December 31, 2009, we determined that there was no impairment of goodwill and that there were no events or changes in circumstances indicating that the carrying amount of our intangible and other long-lived assets may not be recoverable; therefore, there was no need to evaluate the recoverability or compute impairment of any of the aforesaid assets.

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

We determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which requires significant assumptions regarding the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We estimate our expected stock volatility based on our own historical stock volatility rates. Had we made different assumptions about our stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense, and our net income (loss) and net earnings (loss) per share amounts could have been significantly different, in 2009 and 2008.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2009, we have fully offset our U.S. net deferred tax asset with a valuation allowance. Despite the fact that we had income in 2009, we experienced a cumulative loss in recent years and view this as a significant piece of negative evidence that makes it difficult to support a conclusion that expected taxable income from future operations justifies recognition of deferred tax assets.

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

We have not provided U.S. and Israeli income taxes and withholding taxes on the undistributed earnings of our Israeli subsidiary as of December 31, 2009 because we intend to permanently reinvest such earnings outside the U.S. As of December 31, 2009, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $4.4 million. We make an evaluation at the end of each reporting period as to whether or not the undistributed earnings of our foreign subsidiary are permanently reinvested. While, to date, we have concluded that such undistributed earnings are permanently reinvested, facts and circumstances may change in the future. Changes in facts and circumstances may include a change in the estimated capital needs of our foreign subsidiaries, or a change in our corporate liquidity requirements. Such changes could result in our management determining that some or all of such undistributed earnings are no longer permanently reinvested. In that event, we would be required to recognize income tax liabilities on the assumption that our foreign undistributed earnings will be distributed to the U.S.

Accounting for Redpoint Financings

In accounting for the Series A Financing, the proceeds were first allocated to the Series B Unit Warrant, which was classified as a current liability, based on its fair value, and the residual amount was allocated among the Series A Convertible Preferred Stock and the Series A Warrants based on their relative fair values, all in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity” (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”), ASC 815, “Derivatives and Hedging” (formerly SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”) and ASC 815–40, “Derivatives and hedging – Contracts in Entity’s Own Equity” (formerly EITF 00-19, ”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). The Series B Unit Warrant has been revalued at each reporting date, since its inception until it was exercised on June 10, 2009. The Series A Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in ASC 480-10-S99A (formerly EITF D-98, “Classification and Measurement of Redeemable Securities”),and, prior to January 1, 2009, the Series A Warrants were classified in permanent equity.

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

On June 10, 2009, Redpoint exercised, in full, the Series B Unit Warrant, which was valued at approximately $10.8 million on such date, thus extinguishing this liability from the Company’s balance sheet through a corresponding increase to additional paid-in capital. In accounting for the Series B Financing, the proceeds were first allocated to the Series B Warrants which were classified as a liability, based on its fair value, and the residual amount was allocated to the Series B Convertible Preferred Stock, all in accordance with the guidance in ASC 480, ASC 815 and ASC  815-40. The Series B Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in ASC 480-10-S99A.

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

	Quarter Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009
	(in thousands, except page views and RPM data)

Revenues:
Advertising revenue	$3,013	$2,985	$3,539	$4,609	$4,729	$4,985	4,970	$6,000
Answers services licensing	18	18	24	21	18	19	17	17
	3,031	3,003	3,563	4,630	4,747	5,004	4,987	6,017
Costs and expenses:
Cost of revenue	1,393	1,416	945	887	1,059	1,166	1,264	1,307
Research and development	875	929	866	812	873	817	921	997
Community development, sales and marketing	762	933	563	476	499	558	621	781
General and administrative	1,131	1,198	1,311	1,159	1,219	1,248	1,201	1,231
Write-off of the Brainboost Answers Engine	—	3,138	—	—	—	—	—	—
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	2,543	—	—	—	—	—	—	—

Total operating expenses	6,704	7,614	3,685	3,334	3,650	3,789	4,007	4,316

Operating income (loss)	(3,673)	(4,611)	(131)	1,296	1,097	1,215	980	1,701

Interest income (expense), net	55	18	(43)	(86)	(87)	(362)	4	5
Other income (expense), net	(38)	(11)	11	57	15	(9)	(5)	5
Gain (loss) resulting from fair value adjustment of warrants	—	—	(2,056)	(3,131)	2,010	(4,385)	(999)	740

Income (loss) before income taxes	(3,655)	(4,604)	(2,210)	(1,864)	3,035	(3,541)	(20)	2,451

Income tax benefit (expense), net	(11)	(15)	91	17	6	(78)	(50)	(43)

Net income (loss)	$(3,667)	$(4,619)	$(2,119)	$(1,847)	$3,041	$(3,619)	$(70)	$2,408

Other Data:
Adjusted EBITDA(1)	$(181)	$(670)	$520	$1,950	$1,744	$1,895	$1,708	$2,389

WikiAnswers average daily page views	1,885,000	2,318,000	3,094,000	4,350,000	5,337,000	6,082,000	6,336,000	8,199,000
ReferenceAnswers average daily page views	3,225,000	2,641,000	2,666,000	3,027,000	2,982,000	2,965,000	2,857,000	2,737,000

WikiAnswers RPM	$6.91	$7.11	$6.89	$7.19	$6.58	$6.14	$5.87	$5.93
ReferenceAnswers RPM	$6.23	$6.18	$6.44	$6.21	$5.84	$5.87	$5.89	$6.08

(1)       We define Adjusted EBITDA as net earnings before interest, taxes, depreciation, amortization, gain (loss) resulting from fair value adjustment of Series A Warrants, Series B Warrants and warrant to purchase units of Series B preferred stock and warrants, stock-based compensation, foreign currency exchange rate differences and certain non-recurring expenses.

We use Adjusted EBITDA as an additional measure of our overall performance for purposes of business decision-making, developing budgets and managing expenditures. It is useful because it removes the impact of our capital structure (interest expense and gain (loss) resulting from fair value adjustment of Series A Warrants, Series B Warrants and warrant to purchase units of Series B preferred stock and warrants), asset base (amortization and depreciation), stock-based compensation expenses, taxes, foreign currency exchange rate differences and certain non-recurring expenses from our results of operations. We believe that the presentation of Adjusted EBITDA provides useful information to investors in their analysis of our results of operations for reasons similar to the reasons why we find it useful and because these measures enhance their overall understanding of the financial performance and prospects of our ongoing business operations. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods, and peer companies in our industry.

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

We compensate for these limitations by providing specific information in the reconciliation to the GAAP amounts excluded from Adjusted EBITDA, as follows:
	Quarter Ended
	Mar. 31, 2008	Jun. 30, 2008	Sep. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009
	(in thousands)

Net income (loss)	$(3,667)	$(4,619)	$(2,119)	$(1,847)	$3,041	$(3,619)	$(70)	$2,408

Interest (income) expense, net	(55)	(18)	43	86	87	362	(4)	(5)
Foreign currency (gains) losses	38	11	(11)	(57)	(15)	9	5	(5)
Income tax (benefit) expense, net	11	15	(91)	(17)	(6)	78	50	43
Depreciation and amortization	448	383	250	248	261	299	328	302
Stock-based compensation	501	420	392	406	386	381	400	386
Write-off of the Brainboost Answers Engine	—	3,138	—	—	—	—	—	—
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	2,543	—	—	—	—	—	—	—
(Gain) loss resulting from fair value adjustment of warrants	—	—	2,056	3,131	(2,010)	4,385	999	(740)

Adjusted EBITDA	$(181)	$(670)	$520	$1,950	$1,744	$1,895	$1,708	$2,389

Our 2010 Outlook

We see our business consisting of core platform plus product extensions. We plan to invest in our core platform and product extensions in 2010.

The core platform is Answers.com in English, comprised of WikiAnswers and ReferenceAnswers. We will continue to invest resources in our core platform in areas such as content quality, maintaining and improving search engine optimization, performance, scalability, and usability. In particular, we see content quality as the single biggest opportunity and challenge of WikiAnswers. To date, the essential driving force behind the growth of traffic continues to be the expansion of our database of Questions and Answers. Content quality plays a crucial role in our search engine rankings, as well as user experience. This fundamental relationship drives our product and community directions.

There are four product extension areas that we have already begun or are planning.

In the third quarter of 2009 we launched our French, Italian, German and Spanish, or “FIGS”, language versions of WikiAnswers. In 2010 we plan to continue our investment in the FIGS versions of WikiAnswers. Our strategy will capitalize on the needs of users around the globe who are searching for answers online and will leverage our core strengths: community building and Q&A space. We plan on leveraging our large and dynamic English language database to grow our foreign language versions, by selectively translating some of the 7.3 million answered questions we have in our WikiAnswers English language database. Our largest competitor already has successful international sites and receives much of its traffic from those sites, thus we view this area as critical to our future growth.

The other three product extensions we are planning in 2010 are in the realm of mobile, social media and video. Users are not always in front of a desktop or laptop when they need answers, and market research, as well as recent announcements by Apple, Google, RIM and others, point to the expected growth of handheld Internet access devices. We think that mobile Answers.com access could add usage, greater engagement, and brand recognition. In terms of connecting more aggressively to social media, we’ve already taken the first step, in the form of our Facebook Connect solution announced in January 2010. Users can now log into Answers.com using their Facebook, Twitter, Yahoo or Google identity. Our goal is to further address the social answers space by more tightly integrating the question-answering process with popular social networks. Lastly, video is another natural extension of our Web-based text solution, and we intend to enter this space to enrich the types of answers we serve our user base.

None of the four product extensions we are planning to begin in 2010 are likely to produce significant amounts of revenue in 2010.

Item 8. Financial Statements and Supplemental data.

The following are our consolidated financial statements and notes to financial statements, and of our consolidated subsidiary, which are filed as part of this Annual Report.

Answers Corporation
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Answers Corporation:

We have audited the accompanying consolidated balance sheets of Answers Corporation and Subsidiary (collectively referred to as “the Company”) as of December 31, 2008 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Answers Corporation and Subsidiary as of December 31, 2008 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2009, in conformity with US generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company has applied the new accounting and disclosure requirements issued by the FASB as of January 1, 2008, with respect to its assets and liabilities measured at fair value on a recurring basis. With respect to nonfinancial assets and liabilities measured at fair value on a non-recurring basis, the Company has adopted the new requirements as of January 1, 2009.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of evaluating other-than-temporary impairments of marketable securities due to the adoption of new accounting requirements issued by the FASB, as of April 1, 2009.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method for accounting for its Redpoint warrants due to the adoption of new accounting requirements issued by the FASB, as of January 1, 2009.

/s/ Somekh Chaikin

Somekh Chaikin
Certified Public Accountants (Israel)
A member firm of KPMG International

Jerusalem, Israel
March 8, 2010

Answers Corporation and Subsidiary
Consolidated Balance Sheets (in thousands except share and per share data)

	December 31	December 31
	2008	2009
	$	$
Assets

Current assets:
Cash and cash equivalents	11,739	22,234
Marketable securities	-	795
Accounts receivable	1,680	2,350
Prepaid expenses and other current assets	818	907
Deferred tax asset	-	34
Total current assets	14,237	26,320

Long-term deposits (restricted)	257	276

Deposits in respect of employee severance obligations	1,337	1,756

Property and equipment, net	1,234	1,858

Other assets:
Intangible assets, net	994	797
Goodwill	437	437
Prepaid expenses, long-term, and other assets	220	167
Deferred tax asset, long-term	-	14
Total other assets	1,651	1,415

Total assets	18,716	31,625

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	537	403
Accrued expenses and other current liabilities	767	774
Accrued compensation	628	1,009
Warrant to purchase units of Series B preferred stock and warrants	8,698	-
Capital lease obligations – current portion	78	82
Total current liabilities	10,708	2,268

Long-term liabilities:
Liability in respect of employee severance obligations	1,534	1,838
Capital lease obligations, net of current portion	106	24
Deferred tax liability	26	38
Series A and Series B Warrants	-	8,008
Total long-term liabilities	1,666	9,908

Commitments and contingencies

Series A and Series B convertible preferred stock: $0.01 par value; stated value and liquidation preference of $101.76 per share for the Series A and $100 per share for the Series B Convertible Preferred Stock; 6% cumulative annual dividend; 60,000 and 130,000 shares authorized, issued and outstanding as of December 31, 2008 and 2009, respectively	624	2,381

Stockholders' equity:
Preferred stock: $0.01 par value; 940,000 and 870,000 shares authorized as of December 31, 2008 and 2009, respectively, none issued	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 7,870,538 and 7,951,329 shares issued and outstanding as of December 31, 2008 and 2009, respectively	8	8
Additional paid-in capital	77,091	88,539
Accumulated other comprehensive income (loss)	(28)	28
Accumulated deficit	(71,353)	(71,507)
Total stockholders' equity	5,718	17,068

Total liabilities and stockholders' equity	18,716	31,625

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary
Consolidated Statements of Operations (in thousands except share and per share data)

	Year ended December 31
	2008	2009
	$	$

Revenues:
Advertising revenue -
WikiAnswers	7,524	14,454
ReferenceAnswers	6,622	6,230
Answers service licensing	81	71
	14,227	20,755

Costs and expenses:
Cost of revenue	4,641	4,796
Research and development	3,482	3,608
Community development, sales and marketing	2,734	2,459
General and administrative	4,799	4,899
Write-off of the Brainboost Answer Engine	3,138	-
Termination fees and write-off of costs relating to the terminated Lexico acquisition and abandoned follow-on offering	2,543	-
Total operating expenses	21,337	15,762

Operating income (loss)	(7,110)	4,993

Interest expense, net	(55)	(440)
Other income, net	19	6
Loss resulting from fair value adjustments of warrants, net	(5,187)	(2,634)

Income (loss) before income taxes	(12,333)	1,925

Income tax benefit (expense), net	82	(165)

Net income (loss)	(12,251)	1,760

Basic and diluted net loss per common share	(1.65)	(0.07)

Weighted average number of shares used in computing basic and diluted net loss per common share	7,863,917	7,909,353

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (Loss) (in thousands except shares)

	Common stock		Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity	Comprehensive income (loss)
	Shares	Amount ($)	$	$	$	$	$

Balance as of December 31, 2007	7,859,890	8	73,893	(28)	(59,102)	14,771

Issuance of common stock in connection with exercise of vested stock options	10,648	-	10	-	-	10	-
Stock-based compensation to employees and Directors	-	-	1,719	-	-	1,719	-
Dividends on preferred stock, $3.30 per share	-	-	(198)	-	-	(198)	-
Discount to temporary equity resulting from beneficial conversion feature in the Redpoint Financing (Series A)	-	-	1,768	-	-	1,768	-
Discount to temporary equity resulting from the issuance of the Series A Warrants in the Redpoint Financing	-	-	464	-	-	464	-
Amortization of discounts resulting from Redpoint Financing	-	-	(518)	-	-	(518)	-
Stock registration cost	-	-	(47)	-	-	(47)	-
Net loss for year	-	-	-	-	(12,251)	(12,251)	(12,251)
Comprehensive loss							(12,251)

Balance as of December 31, 2008	7,870,538	8	77,091	(28)	(71,353)	5,718

Cumulative effect of change in accounting principle (see note 9)	-	-	(1,657)		(1,914)	(3,571)	-
Issuance of common stock in connection with exercise of vested stock options	80,791	-	247	-	-	247	-
Stock-based compensation to employees and directors	-	-	1,553	-	-	1,553	-
Dividends on Series A Convertible Preferred Stock, $6.10 per share	-	-	(366)	-	-	(366)	-
Dividends on Series B Convertible Preferred Stock, $3.37 per share	-	-	(236)	-	-	(236)	-
Amortization of discounts resulting from Redpoint Financing	-	-	(1,740)	-	-	(1,740)	-
Discount to temporary equity resulting from beneficial conversion feature in the Redpoint Financing (Series B)	-	-	2,867	-	-	2,867	-
Exercise of the Series B Unit Warrant	-	-	10,780	-	-	10,780	-
Unrealized gains on derivative and hedging activity, net	-	-	-	60	-	60	60
Unrealized loss on marketable securities	-	-	-	(4)	-	(4)	(4)
Net income for year	-	-	-	-	1,760	1,760	1,760
Comprehensive income							1,816
Balance as of December 31, 2009	7,951,329	8	88,539	28	(71,507)	17,068

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary
Consolidated Statements of Cash Flows (in thousands)

	Year ended December 31
	2008	2009
	$	$
Cash flows from operating activities:
Net income (loss)	(12,251)	1,760
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,329	1,185
Increase in deposits in respect of employee severance obligations	(105)	(407)
Increase in liability in respect of employee severance obligations	304	288
Stock-based compensation to employees and directors	1,719	1,553
Increase in deferred tax asset	-	(48)
Increase in deferred tax liability	12	12
Write-off of the Brainboost Answer Engine	3,138	-
Write-off of amounts paid in prior periods, relating to the terminated Lexico acquisition and abandoned follow on offering	663	-
Fair value adjustments of warrants, net	5,187	2,634
Loss on disposal of property and equipment	7	73
Loss from foreign exchange rate forward contracts	10	-
Exchange rate losses	10	6
Changes in operating assets and liabilities:
Increase in accounts receivable, and prepaid expenses and other current assets	(212)	(410)
(Increase) decrease in prepaid expenses, long-term, and other assets	39	49
Decrease in accounts payable	(214)	(307)
Increase in accrued expenses, accrued compensation and other current liabilities	65	411
Net cash provided by (used in) operating activities	(299)	6,799

Cash flows from investing activities:
Capital expenditures	(558)	(1,515)
Increase in long-term deposits (restricted)	(60)	(19)
Purchases of marketable securities	-	(799)
Proceeds from sale of marketable securities	700	-
Net cash provided by (used in) investing activities	82	(2,333)

Cash flows from financing activities:
Repayment of capital lease obligation	(55)	(78)
Stock registration costs	(47)	-
Redpoint financing, net of issuance cost	5,380	6,480
Dividends paid	(92)	(602)
Exercise of common stock options and warrants	10	247
Net cash provided by financing activities	5,196	6,047

Effect of exchange rate changes on cash and cash equivalents	(18)	(18)
Net increase in cash and cash equivalents	4,961	10,495

Cash and cash equivalents at beginning of year	6,778	11,739

Cash and cash equivalents at end of year	11,739	22,234

Supplemental disclosures of cash flow information:
Income taxes paid	-	171
Interest paid on capital lease obligations	7	9

Non-cash investing activities:
Acquisition of assets through capital lease obligation	239	-
Capital expenditures on account	127	170
Non-cash financing activities:
Increase in accrued dividends	(106)	-

The accompanying notes are an integral part of these consolidated financial statements.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Business

Answers Corporation (“the Parent”), a Delaware corporation, and its wholly-owned Israeli subsidiary (‘the Subsidiary”) that engages primarily in research and development services to the Parent, are collectively referred to as “the Company.” The Parent is a public company and trades on the NASDAQ Capital Market under the symbol “ANSW”.

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

On June 16, 2008, the Company raised $6 million, before related fees and costs, in a private placement offering, and on June 10, 2009 the Company raised an additional $7 million, before related fees and costs, from the exercise of the second tranche warrant of such private placement offering. See Note 9 for further details.

As of December 31, 2009, approximately $678 thousand of the Company’s net assets were located outside of the United States.

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

During the third quarter of 2009, the new Accounting Standards Codification (ASC) as issued by the Financial Accounting Standards Board (FASB) became effective. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC does not change U.S. GAAP and, therefore, does not have any impact on the Company’s consolidated financial statements. All references to GAAP in the notes to the consolidated financial statements use the new codification numbering system.

Foreign Currency Translation

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar (“dollar”), therefore, the dollar has been determined to be the Company’s functional currency. Transactions in foreign currency (substantially all in New Israeli Shekels – “NIS”) are recorded at the exchange rate as of the transaction date. Monetary assets and liabilities denominated in foreign currency are translated on the basis of the representative rate of exchange at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currency are stated at historical exchange rates. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations as they arise.

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

Cash and Cash Equivalents, and Marketable Securities

All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents.

All highly liquid investments with stated maturities of greater than three months are classified as marketable securities. The Company determines the appropriate classification of its investments in marketable securities at the time of purchase. The Company’s marketable securities have been classified and accounted for as available-for-sale. After consideration of its risk versus reward objectives, as well as its liquidity requirements, the Company may sell these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets under the caption marketable securities in the accompanying consolidated balance sheets. These securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as other income (expense), net. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of other income (expense), net.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124- 2, Recognition and Presentation of Other-Than-Temporary Impairments (included in FASB Topic 320, Investment Debt and Equity Securities), which amends the recognition guidance for other-than-temporary impairments (OTTI) of debt securities and expands the financial statement disclosures for OTTI on debt and equity securities. When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If the Company does not intend to sell the security and it is not more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable income taxes.

The Company considers all available information relevant to the collectibility of the security, including past events, current conditions, and reasonable and supportable forecasts when developing estimate of cash flows expected to be collected. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

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

Almost all of the Company’s advertising revenue is obtained through the efforts of third parties rather than through direct contracts with advertisers. The third party is obligated to pay the Company a portion of the revenue it receives from advertisers, as compensation for the Company’s sale of promotional space on its Internet properties. Amounts received from such third parties are reflected as revenue in the period in which such advertising services are provided.

The Company also earns an immaterial amount of revenue from partners that pay the Company for providing them with answer-based services that they then use in their own products, via co-branded web pages.

Research and Development

The Company expenses research and development costs as incurred. Certain internal use software and website development costs are capitalized in accordance with the FASB’s authoritative guidance on accounting for intangibles.

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

Beginning in 2008, as the Company accumulated its own volatility history, the estimates of the expected stock volatility are based on the Company’s own historical stock volatility rates.

The fair value for each stock option granted to employees and directors during the years ended December 31, 2008 and 2009, was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following average assumptions:

	Year ended December 31
	2008	2009

Expected risk-free interest rate	2.80%	1.97%
Expected life (in years)	4.08	4.08
Expected volatility	84.66%	72.7%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option.

The expected life represents the average period of time that options granted are expected to be outstanding. The Company estimates the expected life of outstanding options by taking the average of the vesting term and the contractual term of the option, in accordance with the SEC’s non-authoritative guidance (the “Simplified Method”). The Company uses the Simplified Method as adequate historical experience is not available to provide a reasonable estimate of the expected life for stock option grants, and it will continue to apply the Simplified Method until enough historical experience is available.

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

In assessing the need for a valuation allowance, the Company looks at cumulative losses in recent years, estimates of future taxable earnings, feasibility of on-going tax planning strategies, the realizability of tax benefit carryforwards, and other relevant information. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable earnings. Ultimately, the actual tax benefits to be realized will be based upon future taxable earnings levels, which are very difficult to predict. In the event that actual results differ from these estimates in future periods, the Company will be required to adjust the valuation allowance.

Significant judgment is required in evaluating the Company's federal, state and foreign tax positions and in the determination of its tax provision. Despite management's belief that the Company's liability for unrecognized tax benefits is adequate, it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matters. The Company may adjust these reserves as relevant circumstances evolve, such as guidance from the relevant tax authority, its tax advisors, or resolution of issues in the courts. The Company's tax expense includes the impact of reserve provisions and changes to reserves that it considers appropriate, as well as related interest and penalties. These adjustments are recognized as a component of income tax expense entirely in the period in which they are identified.

Impairment of Property and Equipment, Goodwill and Intangible Assets

The Company reviews property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

Additionally, the Company tests its goodwill for impairment at least annually, in accordance with the provisions of FASB ASC Topic 350, “Intangibles - Goodwill and Other”, with the annual impairment testing date set at September 30, or more frequently if events or changes in circumstances indicate that this asset may be impaired. There was no impairment in any of the years presented.

Comprehensive Income (Loss)

Comprehensive income represents net income (loss) plus any revenue, expenses, gains and losses that are specifically excluded from net income (loss) and recognized directly as a component of shareholders’ equity.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Net Loss per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period, adjusted with the Redpoint dividends and amortizations of discounts, by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of the issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, the “Series A and Series B Convertible Preferred Stock”) is reflected in diluted earnings per share by application of the if-converted method. The calculation of diluted net loss per share excludes all anti-dilutive shares. The diluted net loss per share for the years ended December 31, 2008 and 2009 is the same as basic net loss per share as the inclusion of the Company’s common stock equivalents would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:
	Year ended December 31
	2008	2009
	$ (in thousands, except share and per share amounts)

Basic and diluted net loss per common share computation

Numerator:
Net income (loss)	(12,251)	1,760
Series A and Series B Convertible Preferred Stock dividends	(198)	(602)
Amortization of Series A and Series B Convertible Preferred Stock discounts	(518)	(1,740)
Net loss attributable to common shares	(12,967)	(582)

Denominator:
Weighted average number of common shares outstanding during the period	7,863,917	7,909,353

Basic and diluted net loss per common share	(1.65)	(0.07)

Common stock equivalents excluded because their effect would have been anti-dilutive	784,041	2,912,635

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Derivatives and Hedging

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

The Company recognizes all derivatives on the balance sheet at fair value. If the derivatives meet the definition of a hedge and are so designated, depending on the nature of the hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a derivative’s change in fair value, if any, is recognized in earnings. Gains (losses) from a derivative’s change in fair value that are not designated as hedges are recognized in earnings.

Through April 2009, the Subsidiary’s currency forwards and options were not designated as hedging instruments and, therefore, the net gains (losses) that resulted from such derivatives were recognized in earnings as they occurred.

Starting May 2009, the Subsidiary designated all of its currency hedging activity, which currently consists only of forward contracts, as cash flow hedges, as they were all eligible. The Company documents all relationships between the hedging instruments and hedged items, as well as its risk management objective for undertaking these hedging transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether or not each derivative is highly effective in offsetting changes in fair value of the hedged items.

Gains (losses) from forward and option contracts are included in operating expenses, as follows:

	Year ended December 31
	2008	2009
	$ (in thousands)

Cost of revenue	(1)	-
Research and development	(5)	15
Sales and marketing	-	1
General and administrative	(4)	4
	(10)	20

The net gain for the year ended December 31, 2009 of $20 thousand, is comprised by $110 thousand of gains from contracts that were designated as hedging instruments, less $90 thousand of losses from contracts that were not designated as hedging instruments.

As of December 31, 2009, the notional amount of the Subsidiary’s outstanding forward contracts was approximately $2.64 million, constituting assets with a fair value of $60 thousand. Such assets are included in prepaid expenses and other current assets as the foreign exchange forward contracts mature through September 29, 2010, and the change in fair value has been recorded as other comprehensive income (loss). The amounts recorded as accumulated other comprehensive income will be reclassified to earnings as the forward contracts mature or if, and to the extent that the hedging relationship is deemed ineffective.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Fair Value Measurements

On January 1, 2008, the Company adopted the provisions of FASB Statement No. 157, “Fair Value Measurements”, included in ASC Topic 820, “Fair Value Measurements and Disclosures”, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 (Statement 157) also establishes a framework for measuring fair value and expands disclosures about fair value measurements (see Note 10).

On January 1, 2009, the Company adopted the provisions of ASC Topic 820 (Statement 157) to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3 - Cash and Cash Equivalents

Cash and cash equivalents consist of the following (in thousands):

	2008	2009
	$	$
In US dollars:
Cash	218	890
Cash equivalents (money market funds)	10,948	20,885
In New Israeli Shekels:
Cash	235	57
Cash equivalents	338	402

	11,739	22,234

Note 4 – Marketable Securities

The Company’s marketable securities are invested in debt instruments of the U.S. government.

Gross unrealized losses on marketable securities for which other-than-temporary impairments have not been recognized, and the fair values of those securities, at December 31, 2009, were as follows (in thousands):

	Aggregate cost basis	Other than temporary impairment	Unrealized loss	Fair value
	$	$	$	$

Available for sale
U.S. government securities	799	-	4	795

Note 5 - Long-term Deposits (Restricted)

Long-term deposits are comprised of a restricted deposit with a bank in the amount of $140 thousand to secure a bank guarantee and other long-term deposits with vendors and credit card companies. During 2008 and 2009, the long-term deposits earned immaterial amounts of interest.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6 - Property and Equipment, Net

Property and equipment as of December 31, 2008 and 2009 consisted of the following (in thousands):

	2008	2009
	$	$

Computer equipment(1)	2,965	3,951
Furniture and fixtures	177	186
Leasehold improvements	175	185

	3,317	4,322

Less: accumulated depreciation and amortization(1)	(2,083)	(2,464)

	1,234	1,858

(1)	Includes leased equipment of $239 thousand, less accumulated depreciation of $58 thousand and $138 thousand as of December 31, 2008 and 2009, respectively.

As of December 31, 2008 and 2009, approximately $338 thousand and $285 thousand of the aggregate value of the Company’s net book value of property and equipment, respectively, were located in Israel.

During the years 2008 and 2009, the Company recorded $695 thousand, and $968 thousand of depreciation expense, respectively.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 7 – Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of December 31, 2008 and 2009 (in thousands):

	December 31, 2008			December 31, 2009
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
	$	$	$	$	$	$
WikiAnswers
Technology	30	(13)	17	30	(19)	11
Q&A Database	207	(189)	18	207	(207)	-
Domain Names	1,068	(231)	837	1,068	(338)	730
Covenant Not to Compete (“CNC”)	280	(202)	78	-	-	-

Capitalized software development costs	98	(98)	-	49	(49)	-
Domain names	80	(36)	44	100	(44)	56

	1,763	(769)	994	1,454	(657)	797

During the years 2008 and 2009, the Company recorded $634 thousand and $217 thousand of amortization expense of intangible assets, respectively. Additionally, in May 2008, the Company wrote off the net book value of the Brainboost Answer Engine, in the amount of $3.14 million.

Amortization of intangible assets, net, in each of the succeeding five years and thereafter is estimated as follows (in thousands):

Year ending December 31	$

2010	123
2011	122
2012	117
2013	117
2014	113
Thereafter	205

797

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

In the second quarter of 2008, the Company decided to focus its efforts in the realm of questions-and-answers, solely on user-generated questions-and-answers, and effectively abandoned its use of the BAE. This decision was implemented on May 25, 2008, when changes were made to Answers.com, virtually eliminating the use of the BAE. Additionally, the Company no longer has any staff assigned to this project, has no plans to reinstate the use of the BAE and considers it to have no further service potential.

As a result of the Company’s decision to effectively abandon its use of the BAE, the net book value of the BAE as of May 25, 2008, in the amount of $3.14 million, was written-off, and the resulting charge is included in the Company’s operating expenses for the year ended December 31, 2008.

WikiAnswers

All assets related to the WikiAnswers acquisition, except for the goodwill, are being amortized over their estimated useful lives as follows: Technology – 5 years; Database of questions and answers – 3 years (accelerated); Domain Names – 10 years; CNC – 3 years. Technology and Database of questions and answers are being amortized to cost of revenue, and Domain Names and CNC to general and administrative. In 2008, the Company recorded $61 thousand and $200 thousand of such amortization to cost of revenue and general and administrative expenses, respectively. In 2009, the Company recorded $23 thousand and $185 thousand of such amortization to cost of revenue and general and administrative expenses, respectively. The goodwill, although not amortized for accounting purposes, and all other assets relating to the WikiAnswers acquisition, are deductible for tax purposes over a fifteen year period.

Note 8 – Deposits and Liability in Respect of Employee Severance Obligations

The Subsidiary’s liability for severance pay for most employees is calculated pursuant to Israeli Severance Pay Law based on its employees’ most recent monthly salaries, multiplied by the number of years of their employment, or a portion thereof, as of the balance sheet date. As of December 31, 2008 and 2009, this liability is fully provided for by monthly deposits in insurance policies and by an accrual. The deposited funds may be withdrawn by the Company only upon the fulfillment of the obligation pursuant to Israeli Severance Pay Law or labor agreements.

Beginning November 2008, the Subsidiary’s agreements with newly hired employees are generally in accordance with section 14 of the Israeli Severance Pay Law, whereas, the Company’s contributions for severance pay shall fulfill its severance liability. Upon a monthly contribution of an amount equal to 8.33% of the employee’s monthly salary, and release of the policy to the employee, no additional payments shall be made by the Company to the employee upon the employee’s termination. Further, the related obligation and amounts deposited on behalf of such obligation are not stated on the balance sheet, as the Subsidiary is legally released from obligation to employees once the deposited amounts have been deposited in insurance policies.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9 – Redpoint Financing

General

On June 16, 2008 (the “Initial Closing Date”), pursuant to a private placement of the Company’s securities, Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively “Redpoint”) purchased $6 million of the Company’s Series A Convertible Preferred Stock (the “Series A Financing”), initially convertible into 1,333,333 shares of common stock at a conversion price of $4.50 per share (the “Series A Convertible Preferred Stock”), and common stock purchase warrants exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share (the “Series A Warrants”). Redpoint also received a warrant (the “Series B Unit Warrant”), exercisable until June 16, 2009, to purchase units of up to $7 million of Series B Convertible Preferred Stock and common stock purchase warrants. After deducting placement agent fees and legal expenses, the Company’s net proceeds from the private placement on June 16, 2008, were approximately $5.38 million.

On June 10, 2009, Redpoint exercised its Series B Unit Warrant and purchased $7 million of the Company’s Series B Convertible Preferred Stock (the “Series B Financing”), initially convertible into 1,272,727 shares of common stock at a conversion price of $5.50 per share (the “Series B Convertible Preferred Stock”), and common stock purchase warrants exercisable for 636,364 shares of common stock at an exercise price of $6.05 per share (the “Series B Warrants”). After deducting placement agent fees and legal expenses, the Company’s net proceeds from the Series B Financing were approximately $6.48 million.

Transaction costs for both investments were allocated on a pro rata basis, based on the amounts allocated to each of the components of the transaction. Transaction costs relating to the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock have been reflected as a reduction to the proceeds from the issuance of such instruments. Transaction costs relating to the Series B Unit Warrant were deferred and amortized to interest expense over one year, which was the life of the unit warrant. Transaction costs relating to the Series A Warrants were initially reflected as a reduction to the proceeds from the issuance of such instrument and then written off to retained earnings upon adoption of EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (now incorporated in ASC 815–40, “Derivatives and hedging – Contracts in Entity’s Own Equity”) (see below). Transaction costs relating to the Series B Warrants have been included in the statement of operations as interest expense for the year ended December 31, 2009.

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

In connection with the Redpoint Financings the Company entered into a registration rights agreement with Redpoint, pursuant to which the Company agreed to register with the SEC for resale the common stock underlying the Redpoint Securities. In connection with the registration rights agreements, the Company agreed to pay a penalty of 1.0% per month, on a daily pro rata basis, up to a maximum of 8.0%, of the aggregate purchase price, as partial liquidated damages, for certain default events and subject to certain circumstances. The partial liquidated damages may trigger if the applicable registration statement ceases to remain continuously effective. On July 30, 2008, following the Series A Financing, the Company filed a registration statement for the registration of shares of common stock issuable upon conversion of Series A Convertible Preferred Stock, and shares of common stock issuable upon exercise of the Series A Warrants, which was declared effective by the SEC on September 16, 2008. On June 15, 2009, following the Series B Financing, the Company filed a registration statement for the registration of shares of common stock issuable upon conversion of Series B Convertible Preferred Stock, shares of common stock issuable upon exercise of the Series B Warrants, and shares of common stock that may be issued as dividends pursuant to the terms of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, which was declared effective by the SEC on July 28, 2009.

In connection with the Redpoint Financings, Redpoint received and exercised their right to appoint two individuals to serve as voting members of the Company’s board of directors.

Accounting for Series A Financing

The $6 million of proceeds from the Series A Financing, were first allocated to the Series B Unit Warrant, which was classified as a liability, based on its fair value, and the residual amount was allocated among the Series A Convertible Preferred Stock and the Series A Warrants based on their relative fair values, all in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity” (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”), and ASC 815–40, “Derivatives and hedging – Contracts in Entity’s Own Equity” (formerly EITF 00-19, ”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). The Series A Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in ASC 480-10-S99A (formerly EITF D-98, “Classification and Measurement of Redeemable Securities”), and, prior to January 1, 2009, the Series A Warrants were classified in permanent equity.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9 – Redpoint Financing (cont’d)

Accounting for Series A Financing (cont’d)

As a result of the adoption of ASC 815–40, effective January 1, 2009, and due to the Down-Round Protection of the Series A Warrants, such warrants are separately accounted for as a derivative under ASC 815 (formerly SFAS 133) and are no longer recorded in equity but rather as a liability, initially valued at fair value to be revalued at each reporting date at fair value.

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

On December 31, 2009, the Company assessed the fair value of the Series A Warrants as compared to their value as of December 31, 2008. The change in fair value has been included in the statement of operations as loss resulting from fair value adjustment of Series A Warrants, and amounted $446 thousand for the year ended December 31, 2009.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 9 – Redpoint Financing (cont’d)

Accounting for Series B Financing

The Series B Unit Warrant that was issued on June 16, 2008, was recorded as a liability, with a corresponding discount to the Series A Convertible Preferred Stock. and was revalued at each reporting date. On December 31, 2008, the Company assessed the value of the Series B Unit Warrant as compared to its fair value at the Redpoint Closing Date. The change in the amount of $5.19 million is included in the 2008 statement of operations as loss resulting from fair value adjustment of warrant to purchase units of Series B preferred stock and warrants. The change in value of the Series B Unit Warrant from January 1, 2009 through June 10, 2009, has been included in the 2009 statement of operations as loss resulting from fair value adjustment of warrant to purchase units of Series B preferred stock and warrants, and amounted to $2.08 million. On June 10, 2009, Redpoint exercised, in full, the Series B Unit Warrant, which was valued at approximately $10.8 million on such date, thus extinguishing this liability from the Company’s balance sheet through a corresponding increase to additional paid-in capital.

The $7 million of proceeds from the Series B Financing, were first allocated to the Series B Warrants which were classified as a liability, recorded at fair value, and the residual amount was allocated to the Series B Convertible Preferred Stock, all in accordance with the guidance in ASC 815 (formerly SFAS 133), ASC 480 (formerly SFAS 150) and ASC 815–40 (formerly EITF Issue No. 07-5). The Series B Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in ASC  480-10-S99A (formerly EITF D-98).

Resulting from the allocation of the proceeds as described above, and in comparison to the fair market value of the Company’s common stock on the date of issuance, the effective conversion rate of the Series B Convertible Preferred Stock, represents an additional beneficial conversion value. Thus, the Company recorded an additional discount to the Series B Convertible Preferred Stock, with a corresponding increase in paid-in capital, of $2.87 million, reducing the Series B Convertible Preferred Stock to zero. In accordance with ASC 470–20, “Debt with Conversion and Other Options” (formerly EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”), the aforesaid discount is amortized to paid-in capital over five years from the date of issuance, the earliest redemption date of the stock.

The following table summarizes the allocation of the Series B Financing:

	Series B Convertible Preferred Stock	Series B Warrants	Total
	$ (in thousands)

Allocated amount	3,098	3,902	7,000
Less: Transaction costs	(230)	(290)	(520)

	2,868	3,612	6,480

On December 31, 2009, the Company assessed the fair value of the Series B Warrants as compared to their value on June 10, 2009. The change in fair value has been included in the statement of operations as a loss resulting from fair value adjustment of Series B Warrants, and amounted $106 thousand.

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

The Company measures its cash equivalents, marketable securities, foreign currency derivative contracts and Series A and B Warrants at fair value. In accordance with ASC 820-10, the Company’s cash equivalents and marketable securities are classified within Level 1. This is because the cash equivalents and the marketable securities are valued using quoted active market prices. The Company’s foreign currency derivative contracts are classified within Level 2, because they are valued utilizing market observable inputs. The Series A and B Warrants are classified within Level 3 because they are valued using the Black-Scholes model which utilizes significant inputs that are unobservable in the market such as expected stock price volatility, risk-free interest rate and the dividend yield, and remaining period of time the warrants will be outstanding before they expire.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10 – Fair Value Measurements (cont’d)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and 2009, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$ (in thousands)
Assets
Cash Equivalents	11,286	11,286	-	-
Foreign currency derivative contracts	26	-	26	-
Total Assets	11,312	11,286	26	-

Liabilities
Series B Unit Warrant	8,698	-	-	8,698

		Fair value measurement at reporting date using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$ (in thousands)
Assets
Cash Equivalents	21,287	21,287	-	-
Marketable Securities	795	795	-	-
Foreign currency derivative contracts	60	-	60	-
Total Assets	22,142	22,082	60	-

Liabilities
Series A Warrants	4,000	-	-	4,000
Series B Warrants	4,008	-	-	4,008
Total Liabilities	8,008	-	-	8,008

In addition to the above, the Company's financial instruments at December 31, 2008 and 2009, consisted of cash, accounts receivable, long term deposits, accrued expenses, accrued compensation and related liabilities. The carrying amounts of all the aforementioned financial instruments, approximate fair value.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10 – Fair Value Measurements (cont’d)

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3), during the years ended December 31, 2008 and 2009:

	Level 3
	$ (in thousands)
	Series B Unit Warrant	Series A and B Warrants	Total

Balance at December 31, 2007	-	-	-

Initial valuation of warrant to purchase units of Series B preferred stock and warrants on June 16, 2008	3,511	-	3,511
Fair value adjustments included in Statement of Operations	5,187	-	5,187

December 31, 2008	8,698	-	8,698

Cumulative effect of change in accounting principle – adoption of EITF 07-5 (incorporated in ASC 815 – 40)	-	3,554	3,554
Fair value adjustments included in Statement of Operations	2,082	552	2,634
Exercise of the Series B Unit Warrant	(10,780)	-	(10,780)
Issuance of series B warrants	-	3,902	3,902

December 31, 2009	-	8,008	8,008

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11 - Series A and Series B Convertible Preferred Stock (Redeemable)

The following table summarizes the changes in Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, the “Series A and Series B Convertible Preferred Stock”) during the years ending December 31, 2008 and 2009:

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Total
	$ (in thousands)

Issuance of Series A Convertible Preferred Stock	6,000	-	6,000
Issuance costs	(204)	-	(204)
Discount resulting from the issuance of the Series A Warrants	(517)	-	(517)
Discount resulting from the issuance of the Series B Unit Warrant	(3,511)	-	(3,511)
Discount resulting from the Beneficial Conversion Feature	(1,768)	-	(1,768)
Amortizations of discounts during the period	518	-	518
Dividends paid in kind	106	-	106

December 31, 2008	624	-	624

Cumulative effect of change in accounting principle – adoption of EITF 07-5 (incorporated in ASC 815–40) - see Note 9	17	-	17
Issuance of Series B Convertible Preferred Stock	-	7,000	7,000
Issuance costs	-	(230)	(230)
Discount resulting from the issuance of the Series B Warrants	-	(3,902)	(3,902)
Discount resulting from the Beneficial Conversion Feature	-	(2,868)	(2,868)
Amortizations of discounts during the period	989	751	1,740

December 31, 2009	1,630	751	2,381

The Series A and Series B Convertible Preferred Stock accrue cumulative dividends at a rate of 6% per annum whether or not dividends have been declared by the Company’s Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends. Due to the Company’s decision to pay Series A Convertible Preferred Stock dividends accrued through September 30, 2008, in the form of additional shares of Series A Convertible Preferred Stock, the dividend accrual through such date is reflected as an increase in the stated value of the Series A Convertible Preferred Stock from $100 per share to $101.76 per share, with a corresponding decrease in the additional paid-in capital. All dividends on Series A and Series B Convertible Preferred Stock subsequent to September 30, 2008, were paid in cash.

As a result of the Redpoint Financings (see Note 9), the Company’s Amended and Restated Certificate of Incorporation has been amended to provide for the issuance of up to 60,000 shares of Series A Convertible Preferred Stock and 70,000 shares of Series B Convertible Preferred Stock, with a stated value of $100 per share (the “Stated Value”) pursuant to the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock filed with the State of Delaware on June 16, 2008 and Series B Convertible Preferred Stock filed with the State of Delaware on July 28, 2009 (the “Certificate of Designations”).

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11 - Series A and Series B Convertible Preferred Stock (Redeemable) (cont’d)

The Certificate of Designations provides for the following rights and preferences:

Dividends

The Series A and Series B Convertible Preferred Stock will accrue cumulative dividends at a rate of 6% per annum whether or not dividends have been declared by the Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends.  Dividends may be payable in kind at the option of the Company upon satisfaction of certain conditions.

Voting Rights

The Series A and Series B Convertible Preferred Stock shall vote on an as converted basis with the Company’s common stock.  So long as any shares of Series A Convertible Preferred Stock or Series B Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the shares of the Series A and Series B Convertible Preferred Stock then outstanding (each holder of Series A and Series B Convertible Preferred Stock, a “Holder” and collectively, the “Holders”), (a) alter or change adversely the powers, preferences or rights given to the Series A and Series B Convertible Preferred Stock or alter or amend the Certificate of Designations (whether by merger, consolidation or otherwise), (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation senior to or otherwise pari passu with the Series A and Series B Convertible Preferred Stock, except for any series of Preferred Stock issued to the Holders, (c) amend its certificate of incorporation or other charter documents (whether by merger, consolidation or otherwise) so as to affect adversely any rights of the Holders, (d) increase or decrease the authorized number of shares of Series A and Series B Convertible Preferred Stock, or (e) enter into any agreement with respect to the foregoing.

Liquidation

Upon an event of liquidation, as defined in the Certificate of Designations (a “Liquidation”), the Holders shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series A and Series B Convertible Preferred Stock an amount equal to greater of (i) the Stated Value per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any junior securities or (ii) such amount per share as would have been payable had all shares of Series A and Series B Convertible Preferred Stock been upon any such Liquidation converted to common stock immediately prior to such Liquidation, in any case, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be distributed among the Holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversion at Option of Holder

Each share of Series A Convertible Preferred Stock shall be convertible into that number of shares of common stock determined by dividing the Stated Value plus any accrued but unpaid dividends thereon (to the extent not already included in the Stated Value) of such share of Series A Convertible Preferred Stock by $4.50 (the “Series A Conversion Price”), at the option of the Holder, at any time and from time to time.

Each share of Series B Convertible Preferred Stock shall be convertible into that number of shares of common stock determined by dividing the Stated Value plus any accrued but unpaid dividends thereon (to the extent not already included in the Stated Value) of such share of Series B Convertible Preferred Stock by $5.50 (the “Series B Conversion Price”), at the option of the Holder, at any time and from time to time.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11 - Series A and Series B Convertible Preferred Stock (Redeemable) (cont’d)

Mandatory Conversion

With respect to the Series A Convertible Preferred Stock, beginning December 16, 2009, provided certain conditions are satisfied, if the closing price of the common stock equals an average of $13.50 (subject to adjustment for stock splits, reclassifications, combinations and similar adjustments) per share for the 45 consecutive trading days immediately prior to the Automatic Conversion Notice Date (as defined below), and average daily volume of the common stock on The NASDAQ Capital Market averages at least $1 million during such measurement period, unless the Holder is prohibited from converting the Series A Convertible Preferred Stock pursuant to certain limitations set forth in the Certificate of Designations, the Company shall have the right to deliver a notice to the Series A Holder (a Series A Automatic Conversion Notice), to convert any portion of the shares of Series A Convertible Preferred Stock then held by the holder into shares of common stock at the then-effective Conversion Price.

With respect to the Series B Convertible Preferred Stock, beginning December 10, 2010, provided the certain conditions are satisfied, if the closing price of the common stock equals an average of $16.50 (subject to adjustment for stock splits, reclassifications, combinations and similar adjustments) per share for the 45 consecutive trading days immediately prior to the Automatic Conversion Notice Date (as defined below), and average daily volume of the common stock on The NASDAQ Capital Market averages at least $1 million during such measurement period, unless the Holder is prohibited from converting the Series B Convertible Preferred Stock pursuant to certain limitations set forth in the Certificate of Designations, the Company shall have the right to deliver a notice to the Series B Holder (a Series B Automatic Conversion Notice), to convert any portion of the shares of Series B Convertible Preferred Stock then held by the holder into shares of common stock at the then-effective Conversion Price.

Redemption

At anytime on or after June 16, 2014, upon written request by the majority of the Holders, the Company shall redeem all or any portion of the then outstanding Series A and Series B Convertible Preferred Stock, for an amount in cash equal to the sum of (i) 100% of the aggregate Stated Value then outstanding and (ii) accrued but unpaid dividends (to the extent not already included in Stated Value) and (iii) all liquidated damages and other amounts due in respect of the Series A and Series B Convertible Preferred Stock. Upon the lapse 4.5 years from December 31, 2009, approximately $13.1 million will be redeemable.

Subsequent Equity Sales

If the Company, at any time while the Series A and the Series B Convertible Preferred Stock are outstanding, shall sell or grant any option to purchase or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of common stock, at an effective price per share less than the then effective Conversion Price, then, the Conversion Price shall be adjusted on a broad weighted average basis, as defined in the Redpoint Financings agreement.

Participation Rights

At any time while Series A and or Series B Convertible Preferred Stock are outstanding (or the common stock issuable or issued upon conversion thereof) and the Holders or their affiliates collectively hold a majority of the outstanding Series A and or Series B Convertible Preferred Stock (or the common stock issuable or issued upon conversion thereof) purchased by the Holders, each Holder shall have a right to participate pro rata with respect to the issuance or possible issuance by the Company of any future equity or equity-linked securities or debt which is convertible into or exercisable or exchangeable for equity or in which there is an equity component on the same terms and conditions as offered by the Company to the other purchasers of such securities.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12 – Stockholders’ Equity

Common Stock

During 2008, the Company issued a total of 10,648 shares of common stock due to the exercise of 10,648 outstanding stock options, for a total consideration of approximately $10 thousand.

During 2009, the Company issued a total of 80,791 shares of common stock due to the exercise of 80,791 outstanding stock options, for a total consideration of approximately $247 thousand.

Stock Warrants

As of December 31, 2009, there were 1,155,591 outstanding stock warrants with a weighted average exercise price of $16.17. All issued and outstanding warrants are exercisable immediately. No warrants were exercised during 2009.

In April 2009, 2,172 warrants expired. Subsequent to the balance sheet date, in February, 2010, 1,029,488 warrants with an exercise price of $17.27 per warrant expired. The remaining 126,103 warrants, with an exercise price of $7.20 per warrant, will expire on January 30, 2011, if not exercised by then.

Redpoint Warrants

In connection with the Redpoint Financings (see Note 9), the Company issued to Redpoint Series A Warrants, exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share, and Series B Warrants, exercisable for 636,364 shares of common stock at an exercise price of $6.05 per share. The Series A and the Series B Warrants are exercisable immediately and, if not exercised, they will expire on June 16, 2014 and June 10, 2015, respectively.

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

The 2005 Plan was approved by the Company’s stockholders in July 2005, following the earlier adoption by the Company’s board of directors. Under the 2005 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, deferred stock, other stock-related awards and performance awards to officers, directors, employees, consultants and other persons who provide services to the Company. The total number of Company shares of common stock allowed for under the 2005 Plan was set at 850,000, upon its adoption, and was increased by 250,000 on each of the dates June 21, 2006, September 9, 2008 and September 9, 2009, following the approval of the Company’s stockholders.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12 – Stockholders’ Equity (cont’d)

Stock Options

During 2009, the Company granted a total of 369,750 stock options under its 2005 and 2004 Plans.

The following table summarizes the Company’s stock option activity during 2009:

	Number of stock options	Weighted average exercise price

Balance as of December 31, 2008	2,102,135	$8.75

Granted	369,750	7.95
Exercised	(80,791)	3.06
Forfeited	(75,006)	9.66

Outstanding as of December 31, 2009	2,316,088	$8.80

The weighted average grant date fair value of options granted during 2008 and 2009 was $2.71 and $4.42, respectively. The aggregate intrinsic value of options exercised during 2008 and 2009, was approximately $36 thousand, and $362 thousand, respectively, at the date of exercise.

As of December 31, 2008, 424,651 options were available for grant under the 2005 and 2004 Plans. As of December 31, 2009, 379,255 options were available for grant under the 2005 and 2004 Plans. All Prior Option Plans are closed for future grants.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12 – Stockholders’ Equity (cont’d)

Stock Options (cont’d)

The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price

$0.69 – 5.00	312,631	4.10	$3.43	162,295	3.71	$2.82
5.06 – 9.71	1,086,065	4.65	6.60	589,696	4.07	5.89
10.54 – 14.49	788,692	2.60	12.77	693,151	2.53	12.88
15.35 – 16.93	128,700	5.47	15.97	128,700	5.47	15.97

December 31, 2009	2,316,088	3.92	$8.80	1,573,842	3.47	$9.48

The aggregate intrinsic value of stock options outstanding as of December 31, 2009, was approximately $4.06 million of which approximately $2.56 million relates to vested awards. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date.

The total fair value of stock options that vested during 2008 and 2009 amount to $1.72 million and $1.55 million, respectively, and was recorded as stock-based compensation expense.

As of December 31, 2009, there was $2.77 million of unrecognized compensation cost, net of estimated forfeitures of $10 thousand, related to nonvested stock options granted under the Company’s 2005 and 2004 stock option plans. That cost is expected to be recognized as follows (in thousands):

Year ending December 31	$

2010	1,116
2011	784
2012	585
2013	282

2,767

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13 - Income Taxes

The components of income (loss) before income taxes were (in thousands):

	Years ended December 31
	2008	2009
	$	$

U.S.	(13,954)	1,383
Non-U.S.	1,621	542

	(12,333)	1,925

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in thousands):

	Current	Deferred	Total
	$	$	$
Year ended December 31, 2008:
U.S.	-	12	12
Non-U.S.	(94)	-	(94)

	(94)	12	(82)

Year ended December 31, 2009:
U.S.	177	12	189
Non-U.S.	19	(43)	(24)

	196	(31)	165

As of December 31, 2009, income tax refunds receivable from U.S. federal, foreign, state and local jurisdictions amounted to approximately $15 thousand.  As of that same date, income taxes payable to such jurisdictions amounted to approximately $38 thousand.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13 - Income Taxes (cont’d)

The income tax expense (benefit) for the years ended December 31, 2008 and 2009, differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following (in thousands):

	Years ended December 31
	2008	2009
	$	$

Computed “expected” tax benefit	(4,193)	654
Effect of State and Local taxes	(320)	161
Income tax rate adjustment for State & Local taxes	49	62
Foreign tax rate differential	(113)	(38)
Tax benefit of “Approved Enterprise”/“Beneficiary Enterprise” tax holiday	(532)	(170)
Change in valuation allowance	1,474	(3,380)
Non-deductible expenses	2,754	1,509
Adjustment to prior year’s NOLs and other items	799	1,367

Actual income tax expense (benefit)	(82)	165

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below (in thousands):

	Years ended December 31
	2008	2009
	$	$
Deferred tax assets:
Miscellaneous accrued expenses	143	170
Intangible assets	165	188
Property and equipment	27	54
Deferred stock compensation	327	358
Foreign capital loss carryforwards	191	197
Other	4	4
Net operating loss	22,957	19,517

Total gross deferred tax assets	23,814	20,488

Less: Valuation allowance	(23,814)	(20,440)

Net deferred tax assets	-	48

Deferred tax liability:
Goodwill	(26)	(38)

Net deferred tax asset (liability)	(26)	10

At December 31, 2009, the Parent’s deferred tax assets were entirely offset by a valuation allowance. Despite the fact that the Parent had income in 2009, it experienced a cumulative loss in recent years and views this as a significant piece of negative evidence that makes it difficult to support a conclusion that expected taxable income from future operations justifies recognition of deferred tax assets. A valuation allowance has not been established for the Subsidiary’s deferred tax assets of approximately $48 thousand because the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets.

The net change in the total valuation allowance for the years ended December 31, 2008 and 2009 was an increase of $1,451 thousand and a decrease of $3,374 thousand, respectively.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13 - Income Taxes (cont’d)

Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2009 will be allocated as follows (in thousands):

$

Income tax benefits that would be reported in the consolidated statement of earnings	20,344
Non-current intangible assets	-
Additional Paid in Capital	96

20,440

The Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $53 million at December 31, 2009. The federal NOLs will expire if not utilized on various dates from 2021 through 2028. Section 382 of the Internal Revenue Code of 1986 (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. The Company estimates two ownership changes, as defined under Section 382, have occurred, that would trigger this limitation. Based on current estimates and assumptions, the Company may currently use approximately $36 million of its accumulated NOLs. The remaining approximate $17 million NOL is available to offset taxable income in an amount of approximately $1.4 million per year. Any unused portion of the $1.4 million annual limitation applicable to the Company's restricted NOL is available for use in future years until such NOL is scheduled to expire. The Subsidiary has capital loss carryforwards of approximately $789 thousand, which can be applied to future capital gains for an unlimited period of time under current tax rules.

During the year 2000, the Subsidiary was granted "Approved Enterprise" status under the Israeli Law for the Encouragement of Capital Investments - 1959 (the “Investment Law”) under the "alternative benefits" path. As an "Approved Enterprise" the Subsidiary is entitled to receive future tax benefits, which are limited to a period of ten years from the first year that taxable income is generated from the approved assets. In addition, the benefits must be utilized within: the earlier of 12 years of the year of implementation (as defined) of the investment program or 14 years of the year that approval is granted. The Subsidiary began claiming benefits in the 2000 tax year. The effect of the tax holiday on the basic and diluted loss per share is $0.06 and $0.04, for the years ended December 31, 2008 and 2009, respectively.

Under its "Approved Enterprise" status, income arising from the Subsidiary's approved activities is subject to zero tax under the "alternative benefits” path for a period of ten years. In the event of distributions by the Subsidiary to the Parent, the Subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received. Should the Subsidiary derive income from sources other than the Approved Enterprise during the relevant period of benefits, such income would be taxable in Israel at the tax rate in effect at that time (26% being the rate in effect during 2009).

As of December 31, 2009, the Company has not provided for deferred income taxes on the undistributed earnings of approximately $4.5 million of its Subsidiary since these earnings are intended to be reinvested indefinitely. A deferred tax liability will be recognized when the Company no longer demonstrates that it plans to permanently reinvest the undistributed earnings. It is impracticable at this time to determine the amount of additional taxes payable when these earnings are remitted.

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

Under the Amendment, the year in which a company elects to commence its tax benefits is designated as the year of election (“Year of Election”). A company may choose its Year of Election by notifying the ITA in its annual tax return or within twelve months after the end of the Year of Election, whichever is earlier, or by requesting a pre-ruling from the ITA no later than six months after the end of the Year of Election. However, the Investment Law provides that terms and benefits included in any letter of approval which was granted prior to the effective date of the Amendment, will remain subject to the provisions of the law as they were on the date of such approval. Therefore, the Subsidiary’s existing Approved Enterprise status will generally not be subject to the provisions of the Amendment, while in order to receive further benefits, the Subsidiary will have to meet the Amendment's requirements. The Company elected 2008 as its Year of Election for its second expansion under the Amendment to the Investment Law.

The Subsidiary currently has three capital investment programs, two of which were granted Approved Enterprise status under the Investment Law prior to the Amendment, ending December 31, 2009 and December 31, 2014, respectively, and one Beneficiary Enterprise pursuant to the Amendment, ending December 31, 2017. As of the balance sheet dates, the Subsidiary believes that it is in compliance with both, the conditions of the Approved Enterprise and Beneficiary Enterprise programs.

The Company accounts for its income tax uncertainties in accordance with ASC Subtopic 740-10 which clarifies the accounting for uncertainties in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interest and penalties related to unrecognized tax benefits are recognized as a component of income tax expense.

The Company did not record any unrecognized tax benefits in 2008 and 2009, and does not expect this amount to change significantly within the next twelve months.

The Parent and its Subsidiary, collectively, file income tax returns in the U.S. federal jurisdiction, various state & local and foreign jurisdictions. The Parent is no longer subject to U.S. federal and state & local income tax examinations by tax authorities for years prior to 2006. The Subsidiary is no longer subject to foreign income tax examinations by tax authorities for years prior to 2007.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14 - Commitments and Contingencies

(a)	The Parent rents its offices under an operating lease agreement expiring in June 2010, and is actively seeking new office space with a view towards expanding its U.S. headquarters.

The Subsidiary rents its offices under an operating lease agreement with an initial term expiring in July 2010, and an option to extend the term for an additional 5 years. The Subsidiary’s current plan is to locate and lease additional space or alternative space for expanding its research and development operations in advance of the expiration of this lease.

The remaining minimum lease payments under the non-cancelable operating leases for office space through the end of their respective terms in 2010 were $234 thousand as of December 31, 2009.

Rent expenses for the office space operating leases for the years ended December 31, 2008, and 2009 were approximately $404 thousand, and $399 thousand, respectively.

(b)
The Subsidiary leases its motor vehicles under cancelable operating lease agreements. The minimum payment under these operating leases, upon cancellation of these lease agreements amounted to $35 thousand as of December 31, 2009.

Future minimum lease payments under non-cancelable operating leases for motor vehicles, as of December 31, 2009, are as follows (in thousands):

Year ending December 31	$

2010	142
2011	110
2012	57

309

Lease expenses for the motor vehicles operating leases for the years ended December 31, 2008, and 2009 were approximately $206 thousand, and $173 thousand, respectively.

(c)	Future minimum lease payments under non-cancelable capital leases for computer equipment, as of December 31, 2009, are as follows:

	Principal	Interest
Year ending December 31	$ (in thousands)

2010	82	3
2011	24	1

	106	4

(d)
A bank guarantee given to the Subsidiary’s landlord, is secured by a lien on some of the Subsidiary’s bank deposits. As of December 31, 2009, such deposits amounted to $816 thousand, including a restricted long-term deposit of $140 thousand.

(e)	The Subsidiary’s hedging activity is secured by a lien on one of its bank deposits in an amount of up to $150 thousand.

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

(g)
In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and various consulting arrangements. As of December 31, 2009, the total future commitments under these arrangements amounted to approximately $963 thousand.

(h)
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

(i)
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

(j)
On or about July 24, 2009, the Company received a letter from Wikia, Inc. (Wikia) advising that Wikia believes that it has superior rights in the Company's registered trademark WikiAnswers®, and threatening to file a Petition with the U.S. Trademark Office to cancel the Company's recently registered WikiAnswers trademark and possibly take other action, if the Company does not abandon its registered mark for WikiAnswers and its application to register WikiAnswers.com and cease use of the WikiAnswers trademark. In September 2009, Wikia also filed a notice of opposition with the Trade Marks and Design Registration Office of the European Union with respect to our WikiAnswers Community Trade Mark application (“CTM”). Wikia has not followed up on its threat made in July 2009, and in the beginning of 2010, the Company learned that it had withdrawn its opposition to the Company’s WikiAnswers CTM application. Regardless of Wikia’s inaction since approaching the Company on this matter, the Company has investigated Wikia's claims, believes the claims are without merit and intends to vigorously defend its rights in and to its U.S. registered mark WikiAnswers and its CTM application. Notwithstanding the foregoing, there is no assurance that the Company will obtain a favorable ruling, should litigation ensue. An adverse judgment forcing the Company to abandon its use of the WikiAnswers and/or WikiAnswers.com marks would have the potential of materially harming the Company’s business. Litigation could also be costly for the Company and divert management attention.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 15 – Interest Expense, Net

Interest expense, net, in 2008 is comprised of the amortization of the transaction costs relating to the Series B Unit Warrant in the amount of $196 thousand and $7 thousand of interest expenses paid in connection with assets acquired under several capital lease agreements. Such amounts have been reduced by interest income earned from cash and cash equivalents and marketable securities in the amount of $148 thousand.

Interest expense, net, in 2009 is comprised of the amortization of the transaction costs relating to the Series B Unit Warrant in the amount of $166 thousand, transaction costs relating to the issuance of the Series B Warrants in the amount of $290 thousand and $9 thousand of interest expenses paid in connection with assets acquired under several capital lease agreements. Such amounts have been reduced by interest income earned from cash and cash equivalents in the amount of $25 thousand.

Note 16 – Other Income, Net

Other income, net, is comprised of foreign currency exchange gains and losses.

Note 17 – Risks and Uncertainties

(a)
Most of the Company's revenue was generated through the efforts of third party suppliers (the “Monetization Partners”). In 2008 and 2009, the Company earned approximately 82% and 88% of its revenue, respectively, through one of its Monetization Partners, Google Inc. (“Google”). The Company’s relationship with Google is governed by its Google Services Agreement, which was renewed in the fourth quarter of 2009 for a two-year period ending January 31, 2012.

(b)
Search engines serve as origination Web properties for users in search of information, and the Company’s Websites’ topic pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. Thus, in addition to the ads the Company receives through Google, its traffic is mostly driven by search engine traffic, mostly from the Google search engine. In 2008 and 2009, according to the Company’s internal estimates, search engine traffic represented approximately 82% and 86% of traffic, respectively. Search engines, at any time and for any reason, could change their algorithms that direct queries to the Company’s Web properties or could specifically restrict the flow of users visiting the Company’s Web properties. On occasion the Company’s Web properties have experienced decreases in traffic, and consequently in revenue, due to these search engine actions. The Company cannot guarantee that it will successfully react to these actions in the future and recover lost traffic. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, or a restriction on the flow of users visiting the Company’s Web properties from search engines, could cause a significant decrease in traffic and revenues.

(c)
Close to half of the Company’s operating expenses, excluding non-cash items such as stock-based compensation, are denominated in New Israel Shekels (NIS). The Company expects the amount of such NIS expenses to grow in the foreseeable future. In recent years, the U.S. dollar-NIS exchange rate has been volatile. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on the Company’s operating costs. In addition, to the extent the Company holds monetary assets and liabilities that are denominated in currencies other than the U.S. dollar, the Company will be subject to the risk of exchange rate fluctuations. The Company uses various hedging tools, including forward contracts, to lessen the effect of currency fluctuations on its results of operations.

(d)
The Series A Warrants and Series B Warrants are revalued each reporting date, and any change in their fair value is recorded in the Statement of Operations. The Company uses the Black-Scholes valuation model to determine the values of the warrants. Inputs used in this model include our stock price and risk-free interest rate. The primary reason for the change in value of the aforesaid warrants over the last year has been the change in the market value of our common stock on the measurement dates. To the extent that the market value of our common stock rises or declines in future periods, the Company may continue to experience significant gains or losses resulting from the fair value adjustments of Series A Warrants and Series B Warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, as of December 31, 2009. Based on their evaluation, our principal executive and principal financial officers have concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

In our annual report on form 10-K for the period ending December 31, 2007, we stated that we had fully remediated a control deficiency with respect to access to, and changes in, the Company’s information technology financial applications and underlying financial data, and that we were in the process of remediating a control deficiency with respect to the authority of the officers of the Company to obligate the Company. We further explained that subsequent to December 31, 2007, the Board of Directors of the Company had adopted an approval policy limiting the authority of certain officers of the Company to obligate the Company. Finally, we stated that it was our intention to further implement such approval policy by notifying the Company’s banking institutions and causing the Company’s wholly-owned subsidiary, GuruNet Israel Ltd., to establish a similar approval policy.

In July 2008 we completed the process of remediating the control deficiency with respect to the authority of the officers of the Company to obligate the Company by notifying the Company’s banking institutions of the Company’s newly established signatory rights and approval policies adopted by the Board of Directors and by causing the Company’s wholly-owned subsidiary, GuruNet Israel Ltd., to establish the same approval policy as Answers Corporation, mutatis mutandis.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers and directors as of December 31, 2009:

Name	Age	Position

Executive Officers

Robert S. Rosenschein	56	CEO, President and Chairman of the Board
Steven Steinberg	49	Chief Financial Officer
Jeff Schneiderman	46	Chief Technical Officer
Bruce D. Smith	48	Chief Strategic Officer
Caleb A. Chill	35	Vice President, General Counsel and Corporate Secretary

Directors

Mark A. Tebbe	49	Vice Chairman and Lead Director
Yehuda Sternlicht	55	Director
Mark B. Segall	47	Director
Lawrence S. Kramer	59	Director
W. Allen Beasley	42	Director
R. Thomas Dyal	44	Director

Executive Officers:

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

Board of Directors:

The following provides certain qualifications, attributes, skills and other biographical information with respect to our six non-management directors currently serving on our board of directors:

Mark A. Tebbe has served as a director since December 1998 and as Vice Chairman and Lead Director since April 2007. Mr. Tebbe currently serves as the chairman of our Compensation Committee and as a member of our Audit Committee. Since February 2002, Mr. Tebbe has been Chairman of Techra Networks LLC, a technology-oriented consulting firm. From August 1984 to January 2002, Mr. Tebbe served as Chairman of Lante Corporation, a technology consulting firm he founded. Mr. Tebbe is also a board member of SBI Group, Elexos Corp. and Selective Search, Inc. and several non-profit and civic organizations. Mr. Tebbe graduated with a B.S. in Computer Science from the University of Illinois at Urbana/Champaign. As a co-founder of the Company, Mr. Tebbe was originally selected to serve as a director due to his deep familiarity with our business, his extensive entrepreneurial background and many years of senior management experience in the technology sector.

Yehuda Sternlicht has served as a director since June 2004 and currently serves as the chairman of our Audit Committee and since July 2005 has also served as a member of our Financing Committee. Since 2004, Mr. Sternlicht has been an independent financial consultant. Between 2004 and 2008, he served as the Chief Financial Officer of NanoVibronix Inc., a medical device company. From 1992 to 2003, he was the Chief Financial Officer of Savient Pharmaceuticals, Inc. Prior to 1992, he served in several financial and accounting positions in public and private companies and in a large CPA firm in Israel and in the United States. Mr. Sternlicht served as a member of the board of directors of Ubank Provident fund management (2005) Ltd. Between June 2006 and January 2008. He also served as a member of the board of Lumus Ltd. Between December 2003 and January 2006. Mr. Sternlicht graduated with a B.A. in Accounting and Economy from The Hebrew University. He is qualified as a Certified Public Accountant in the State of Israel. Mr. Sternlicht brings to the board substantial financial and accounting experience due to the professional positions he has held over the course of his career. Mr. Sternlicht qualifies as an “audit committee financial expert” under SEC guidelines.

Mark B. Segall has served as a director since December 2004 and currently serves as the chairman of our Finance Committee and as a member of our Audit Committee. Mr. Segall has been the Senior Managing Director of Kidron Corporate Advisors, LLC, a New York based mergers and acquisitions corporate advisory boutique serving emerging growth companies primarily in the technology, consumer goods and financial services sectors, which he founded in 2003. He is also a founder and managing member of Kidron's private equity fund, Kidron Opportunity Fund I, LLC. From 2001 to 2003, Mr. Segall was the Co-Chief Executive Officer of Investec, Inc., the U.S. investment banking operations of the Investec Group, a South African based specialist bank. He served as head of investment banking and general counsel at Investec Inc. between 1999 and 2001. From 1996 to 1999, he was a partner at the law firm of Kramer, Levin, Naftalis & Frankel LLP, specializing in cross-border mergers and acquisitions and capital markets activities and between 1991 and 1995 he was an associate at the same firm. Mr. Segall currently serves as a director of Integrated Asset Management plc, an alternative asset management company, and Ronson Europe N.V., a Polish residential real estate development company. Mr. Segall served as director of the Spectrum Group (formerly Escala) from 1999 to 2007 and of Cogo (formerly the Comtech Group) from 2000 to 2006.  Mr. Segall graduated with an A.B. from Columbia University and a J.D. from New York University Law School. Mr. Segall brings significant business finance experience as well as his extensive management expertise to the Company from his background as a chief executive officer in the corporate advisory and investment banking industries, board member of several corporations and counsel to numerous technology company clients.

Lawrence S. Kramer has served as a director since May 2005 and currently serves as the chairman of our Nominating/Corporate Governance Committee and as a member of our Financing Committee. Mr. Kramer is Adjunct Professor of Media Management at the Newhouse School at Syracuse University. He was a senior advisor to Polaris Venture Partners from July 2007 until January 2010. From November 2006 until May 2007, he was an advisor to CBS. From March 2005 to November 2006, he served as the first President of CBS Digital Media. From October 1997 to January 2005, Mr. Kramer was the Chairman and CEO of MarketWatch, Inc., a media company he founded. From February 1994 to October 1997, he served as Vice President of News, Sports and Marketing at Data Broadcasting Corporation. For 20 years prior to that, Mr. Kramer had a distinguished career in journalism as a reporter and top editor at the San Francisco Examiner and the Washington Post. In 2009, Mr. Kramer joined the board of directors of American Media, Inc., a privately-held publishing company in the celebrity journalism and health & fitness categories. In 2008, Mr. Kramer became a board member of Discovery Communications Inc. (NASDAQ: DISCA). Mr. Kramer has been awarded a National Press Club Award, Gerald E. Loeb Award and Associated Press Awards for reporting. Mr. Kramer graduated with a B.S. in Journalism and Political Science from Syracuse University and an M.B.A. from Harvard University and has been a Guest Lecturer at the Harvard Business School for 10 years. Mr. Kramer’s many years of experience creating and managing content, along with his strong background of service in the media industry and his past experience as a chairman and chief executive officer of a public company, make him a valuable member of our board of directors who can assist in the development of our growth strategy and business plans.

W. Allen Beasley has served as a director since June 2008 and currently serves as a member of our Compensation Committee and our Financing Committee. Since October 1999, Mr. Beasley has been a partner with Redpoint Ventures. From June 1998 to September 1999, Mr. Beasley was an associate with Institutional Venture Partners (IVP). Before joining IVP, Allen worked in marketing and product management for Ipsilon Networks, a developer of IP switching technology founded in 1994 and acquired by Nokia in 1997. Mr. Beasley focuses on infrastructure and media investments and currently serves on the Boards of Directors of Buzz Media, Inc. and Obopay, Inc. Mr. Beasley holds a B.A. in Economics from Stanford University and an M.B.A. from the Stanford Graduate School of Business. Because of his strong background of investment activity in growth-stage companies and his focus on opportunities in the Internet sector, we believe that Mr. Beasley provides a unique perspective and useful insight to our board as we strive to deliver on our growth strategy and strategic initiatives.

R. Thomas Dyal has served as a director since June 2009, as a designee of the holders of the Company's Series B Convertible Preferred Stock, and currently serves as a member of our Nominating/Corporate Governance Committee. Since October 1999, Mr. Dyal has been a partner with Redpoint Ventures. From June 1997 to September 1999, Mr. Dyal was a partner and associate with Institutional Venture Partners (IVP). Before joining IVP, Mr. Dyal spent ten years in operating roles in the communications and networking industry, most recently at Bay Networks, Inc. At Bay Networks, he ran product management for its network management software business. Mr. Dyal began his career as a systems engineer with AT&T Bell Laboratories. Mr. Dyal focuses on a wide range of technology investment areas, including infrastructure and application software, services and systems targeting the Internet, mobile and enterprise segments. Currently, he is leading the firm's investments in Clearwell Systems, Inc. and NextG Networks, Inc. Mr. Dyal holds a B.S. in Electrical Engineering from the Georgia Institute of Technology and a M.S. in Electrical Engineering from Stanford University. Mr. Dyal’s background, which includes investment activity in companies focused on opportunities in the Internet, software and mobile industries, is complementary to the oversight of our business and his past operating roles in the communications and networking industry bring additional value to our board.

There are no family relationships among directors, executive officers, or persons nominated or chosen to become directors or executive officers.

Board Classes

Our Amended and Restated Certificate of Incorporation provides that the number of directors shall be not less than five or no more than nine directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. We currently have no Class II board members. The following chart sets forth the term of office of each class of directors and which directors are assigned to each class:

Class	Term	Members
Class I	Expires upon 2011 annual meeting	Mark A. Tebbe and Lawrence S. Kramer
Class II	Expires upon 2012 annual meeting	N/A
Class III	Expires upon 2010 annual meeting	Robert Rosenschein, Yehuda Sternlicht and Mark Segall

W. Allen Beasley, the director designee of the holders of a majority of the Company’s outstanding Series A Convertible Preferred Stock, is not a member of a class.  Mr. Beasley’s term as a director will expire at the 2010 annual meeting of stockholders at which time he will be nominated to be reelected as a director provided that the holders of a majority of the Company’s outstanding Series A Convertible Preferred Stock meet certain ownership requirements as set forth in the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock.

R. Thomas Dyal, the director designee of the holders of a majority of outstanding Series B Convertible Preferred Stock, is not a member of a class. Mr. Dyal’s term as a director expires at the 2010 Annual Meeting of stockholders at which time he will be nominated to be reelected as a director provided that the holders of a majority of the Company’s outstanding Series B Convertible Preferred Stock meet certain ownership requirements as set forth in the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Preferred Stock.

Director Independence

The NASDAQ listing standards require that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that its members are currently “independent” in accordance with the applicable listing standards of NASDAQ as currently in effect, with the exception of Messrs. Rosenschein, Beasley and Dyal.

Committees of the Board

The Company’s board of directors has adopted a written charter for each of the Audit Committee, Compensation Committee and Nominations/ Corporate Governance Committee.  Each charter is available on the Company’s website.

Audit Committee.  In May 2004, the Company established an Audit Committee of the board of directors. The Audit Committee consists of Mr. Sternlicht, Chairman, Mr. Segall and Mr. Tebbe, each of whom satisfy the current independence standards as promulgated by the SEC and NASDAQ, as such standards apply specifically to members of audit committees. The Audit Committee’s scope of authority, which is specified in our Audit Committee Charter, includes, but is not limited to:

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

•
Establishing procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submissions by the Company’s employees of concerns regarding questionable accounting or auditing matters;

•	Retaining independent legal and other advisors as the Audit Committee deems necessary or appropriate;

•	Determining and receiving from the Company appropriate funding to compensate the independent accountants and any outside advisors engaged by the Audit Committee; and

•	Reviewing reports and disclosure of insider and affiliated party transactions.

The Audit Committee will at all times be composed exclusively of “super independent directors” who are “financially literate” as defined under the NASDAQ listing standards. The NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, the Company must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience that results in the individual’s financial sophistication. The board of directors believes that Mr. Sternlicht satisfies NASDAQ’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Compensation Committee.  In May 2004, the Company established a Compensation Committee of the board of directors. The Compensation Committee consists of Mr. Tebbe, Chairman, Mr. Beasley and Mr. Kramer. With the exception of Mr. Beasley, each of the Compensation Committee members is an independent director under the current definition promulgated by NASDAQ. The Compensation Committee reviews and approves the Company’s salary and benefits policies, including the compensation of executive officers. The Compensation Committee also administers the Company’s stock option plans and recommends and approves grants of stock options and/or other stock-based awards under the plans.

Nominating/Corporate Governance Committee.  In May 2004, the Company established a Nominating/Corporate Governance Committee (“Nominating Committee”) of the board of directors. The Nominating Committee consists of Mr. Kramer, Chairman, Mr. Tebbe and Mr. Dyal. With the exception of Mr. Dyal, each of the Nominating Committee members is an independent director under the current definition promulgated by NASDAQ. The purpose of the Nominating Committee is to select, or recommend for the entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of the board. The committee’s duties, which are specified in the Nominating Committee Charter, include, but are not limited to:

•	Establishing criteria for the selection of new directors;

•	Recommending directors to serve on the committees of the board;

•	Considering the adequacy of the Company’s corporate governance and proposing amendments accordingly;

•	Overseeing and approving management continuity planning process; and

•	Reporting regularly to the board matters relating to the committee’s duties.

Financing Committee. In July 2005, the Company established a Financing Committee of the board of directors. The Financing Committee consists of Mr. Segall, Chairman, Mr. Sternlicht and Mr. Kramer, each of whom is an independent director under the current definition promulgated by NASDAQ. The purpose of the Financing Committee is to review and discuss with management financing opportunities that the Company is considering, to evaluate the Company’s strategy on investing excess cash, to evaluate business merits of all potential mergers and acquisitions and to provide the board of directors with a recommendation as to the terms and conditions of any extraordinary transactions, in consultation with the management team, legal advisors and financial consultants.

Vice-Chairman of the Board of Directors and Lead Director.  On April 12, 2007, Mark A. Tebbe was appointed Vice-Chairman of the board of directors and Lead Director. In this capacity, Mr. Tebbe is authorized to call meetings of the board, in consultation with the non-employee directors, advise the Chairman as to scheduling board meetings and provide the Chairman with input regarding the agendas for the board meetings, preside at all meetings at which the Chairman is not present including executive sessions of the non-employee directors and apprise the Chairman of the issues considered, be available for consultation and direct communication with the Company’s major stockholders and perform such other duties as the board may from time to time delegate.

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of such forms received, we believe that during 2009, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation.

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, and our two other highest paid executive officers for fiscal year 2009.

Name & Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)*	All Other Compensation($)(4)		Total ($)

Robert S. Rosenschein(1)	2009	256,044	(5)	26,700	140,352	60,332	(6)	483,428
Chief Executive Officer	2008	257,020	(5)	—	102,483	58,211	(7)	417,714
and Chairman

Steven Steinberg(2)	2009	159,620	(5)	26,700	109,650	45,983	(8)	341,953
Chief Financial Officer	2008	173,087	(5)	—	84,257	48,419	(9)	305,763

Bruce D. Smith(3)	2009	240,072		26,700	127,194	35,934	(10)	429,900
Chief Strategic Officer	2008	223,200		—	91,882	32,428	(10)	347,510

*	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718.

(1)	Mr. Rosenschein founded our company and was appointed our Chief Executive Officer in May 2001.

(2)	Mr. Steinberg joined us in December 2002 and was appointed our Chief Financial Officer in January 2004.

(3)	Mr. Smith joined us as Vice President of Investor Relations and Strategic Development in July 2005 and was promoted to Chief Strategic Officer in June 2007.

(4)
With the exception of reimbursement of expenses incurred by our named executive officers during the scope of their employment and unless expressly stated otherwise in a footnote below, none of the named executive officers received other compensation, perquisites and/or personal benefits in excess of $10,000.

(5)	Does not include benefit associated with possession of company-leased vehicle.

(6)
Includes contributions to continued education fund (Keren Hishtalmut) in the amount of $3,595; contributions to retirement plan feature of Managers’ Insurance (Kupat Gemel), statutory severance payments (Pitzuei Piturin) and contributions made for disability insurance Ovdan Kosher Avoda) in the amount of $35,947; contributions towards statutory national insurance (Bituach Leumi) in the amount of $8,755; and payments associated with possession of company-leased vehicle in the amount of $10,802.

(7)
Includes contributions to continued education fund (Keren Hishtalmut) in the amount of $3,940; contributions to retirement plan feature of Managers’ Insurance (Kupat Gemel), statutory severance payments (Pitzuei Piturin) and contributions made for disability insurance Ovdan Kosher Avoda) in the amount of $35,836; contributions towards statutory national insurance (Bituach Leumi) in the amount of $6,431; and payments associated with possession of company-leased vehicle in the amount of $10,800.

(8)
Includes contributions to continued education fund (Keren Hishtalmut) in the amount of $3,595; contributions to retirement plan feature of Managers’ Insurance (Kupat Gemel), statutory severance payments (Pitzuei Piturin) and contributions made for disability insurance Ovdan Kosher Avoda) in the amount of $24,355; contributions towards statutory national insurance (Bituach Leumi) in the amount of $7,332; and payments associated with possession of company-leased vehicle in the amount of $9,429.

(9)
Includes contributions to continued education fund (Keren Hishtalmut) in the amount of $3,940; contributions to retirement plan feature of Managers’ Insurance (Kupat Gemel), statutory severance payments (Pitzuei Piturin) and contributions made for disability insurance Ovdan Kosher Avoda) in the amount of $26,043; contributions towards statutory national insurance (Bituach Leumi) in the amount of $6,431; and payments associated with possession of company-leased vehicle in the amount of $10,800.

(10)	Includes payments made on account of medical insurance, short and long term disability, life insurance and 4% contributions to 401(k) plan.

Employment Contracts

Robert S. Rosenschein

Robert S. Rosenschein is employed as our President and Chief Executive Officer pursuant to an employment agreement that commenced on January 1, 2002 and was amended and restated as of January 8, 2004 and further amended on November 27, 2006, November 6, 2007 and July 30, 2008. The term of the agreement expires on January 7, 2012 and will automatically renew for successive two year periods unless the agreement is terminated earlier by the parties. Mr. Rosenschein’s annual base salary was set at 1,049,400 NIS (New Israeli Shekel) throughout 2009.

According to his amended agreement, Mr. Rosenschein’s annual base salary is subject to a 10% annual increase and he is eligible to receive an annual bonus based on his performance and as approved by our board of directors in its sole discretion. We may voluntarily terminate the employment agreement by providing no less than ninety days’ prior written notice.

If we terminate Mr. Rosenschein’s employment without cause, we shall extend the period during which Mr. Rosenschein may exercise his options to the earlier of (i) one year from the date of termination or (ii) the expiration date of the options granted. Furthermore, if we terminate Mr. Rosenschein’s employment for any reason other than cause, we are required to pay him the entire amount payable under the severance portion of his Manager’s Insurance Policy. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Rosenschein that have not vested as of the effective date of the change in control. If, within twelve months after such change in control, Mr. Rosenschein’s employment is terminated without cause, 100% of Mr. Rosenschein’s unvested options would vest immediately upon the effective date of the termination. Mr. Rosenschein has agreed to refrain from competing with us for a period of twenty-four months following the termination of his employment.

A table describing the payments that would have been due to Mr. Rosenschein under his employment agreement had Mr. Rosenschein’s employment with us been terminated at the end of 2009 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment — Robert S. Rosenschein,” below.

Steven Steinberg

Steven Steinberg is employed as our Chief Financial Officer pursuant to an employment agreement that commenced on April 1, 2004 and was amended on November 6, 2007. The agreement will remain in effect indefinitely unless it is terminated earlier by the parties. Mr. Steinberg’s annual base salary was set at 664,800 NIS throughout 2009. We may terminate Mr. Steinberg’s employment agreement without cause at any time upon three months notice.

If we terminate Mr. Steinberg’s employment without cause or due to death or disability, we shall extend the period during which Mr. Steinberg may exercise his options granted after the date of his employment agreement by one year from the effective date of Mr. Steinberg’s termination. In the event of a change in control, we will accelerate the vesting of 50% of any options granted to Mr. Steinberg that have not vested as of the effective date of the change of control. If, within twelve months after such change in control, Mr. Steinberg’s employment is terminated without cause, Mr. Steinberg would be entitled to four months written notice and any unvested options that were granted to Mr. Steinberg, subsequent to the date of his employment agreement, would vest immediately upon the effective date of the termination. Mr. Steinberg has agreed to refrain from competing with us for a period of twelve months following the termination of his employment.

A table describing the payments that would have been due to Mr. Steinberg under his employment agreement had Mr. Steinberg’s employment with us been terminated at the end of 2009 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment — Steve Steinberg,” below.

Bruce D. Smith

Bruce D. Smith is employed as our Chief Strategic Officer pursuant to an employment agreement that commenced on July 27, 2005 and was amended on November 6, 2007. Mr. Smith’s annual base salary was set at $237,600 throughout 2009. In addition to his base salary, Mr. Smith is eligible to receive an annual bonus as determined by the Compensation Committee in consultation with the Chief Executive Officer based on certain stated performance goals. We may terminate the employment agreement without cause at any time upon three months written notice.

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

A table describing the payments that would have been due to Mr. Smith under his employment agreement had Mr. Smith’s employment with us been terminated at the end of 2009 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment — Bruce D. Smith,” below.

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

In addition, we make contributions on behalf of our Israeli employees, including all of our Israeli named executive officers, in accordance with their employment agreements, to a fund known as a continued education fund (Keren Hishtalmut). We contribute an amount equal to 7.5% of the employee’s salary and deduct 2.5% of the employee’s salary. Our contributions to the continuing education fund are only up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time, which ceiling was 15,712 NIS monthly as of December 31, 2009.

Option Grant Practice

The Compensation Committee has delegated the authority to make initial option grants to new employees (within an approved range) to executive management. During 2009, initial option grants that were within executive management’s approved range were granted quarterly, on March 30, June 29 and September 28. According to our practice, we execute the grants on the 27th of the last month of each calendar quarter. If the 27th of the last month of a quarter falls on a Friday, Saturday or Sunday (or a holiday), the meeting approving the grant is postponed to the following non-holiday Monday. Options are granted at 100% of the closing sales price of our stock on the last market trading date prior to the grant date.

We did not have any initial hire grants that were above executive management’s approved range. In the event such a case was to occur in the future, such grants would be approved by the Compensation Committee with the grant date being the day after the first day of service and the exercise price being the closing sale price on the last market trading day prior to the grant date. For annual option grants to all employees, the Compensation Committee must review and submit its approval. It is the Board of Directors’ practice to approve the Compensation Committee’s option grants.  In 2009, these grants were made on September 9, 2009.

Mr. Rosenschein received an option grant to purchase 32,000 shares of our common stock on September 9, 2009, with an exercise price of $7.91 per share, based on the NASDAQ closing price on September 8, 2009. Mr. Steinberg received an option grant to purchase 25,000 shares of our common stock on September 9, 2009, with an exercise price of $7.91 per share, based on the NASDAQ closing price on September 8, 2009. Mr. Smith received an option grant to purchase 29,000 shares of our common stock on September 9, 2009, with an exercise price of $7.91 per share, based on the NASDAQ closing price on September 8, 2009. 25% of the options granted to Messrs. Rosenschein, Steinberg and Smith will vest after one year from the date of grant and 1/36th of the options vest in equal monthly installments thereafter. These options were granted under the Company’s 2005 Incentive Compensation Plan.

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

2009 Bonus Plan

An aggregate bonus grant of $240,000, or 3% of $7,992,000 in Adjusted EBITDA (before bonus), was approved by the Compensation Committee. Two thirds of such amount was distributed among members of the executive management team and one third of such amount was allocated to other managers and employees of the company. Messrs Rosenschein, Steinberg and Smith each received a bonus grant of $26,700.

Potential Payments and Benefits upon Termination of Employment

This section sets forth in tabular form quantitative disclosure regarding estimated payments and other benefits that would have been received by our Israeli executive officers if their employment had been terminated on December 31, 2009 (the last business day of the fiscal year).

For a narrative description of the severance and change in control arrangements in the employment agreements of the executive officers, see “Employment Contracts” above.

The amounts referenced in the tables below have been converted from New Israeli Shekels foreign currency, or NIS, based on the US Dollar — Israeli NIS exchange rate recorded by the Bank of Israel on December 31, 2009.

Robert S. Rosenschein

The following table describes the potential payments and benefits upon employment termination for Robert S. Rosenschein, our Chairman and Chief Executive Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2009 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below:
Payments and Benefits	Involuntary Termination(1)	Termination at Will(2)	Death or Disability(3)	Cause(4)	Termination following a Change of Control(5)
Manager’s insurance(6)	$114,005	$114,005	$114,005	$114,005	$114,005
Contractual severance	—	—	$133,367	—	—
Statutory severance(7)	$250,529	$250,529	$250,529	$250,529	$250,529
Vacation(8)	$40,606	$40,606	$40,606	$40,606	$40,606
Continuing education fund(9)	$40,774	$40,774	$40,774	$40,774	$40,774
Advance notice(10)	$66,683	$66,683	—	—	$66,683

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

(6)
Payments to Managers’ Insurance, a benefit customarily given to executives in Israel, though given by us to all our employees in Israel, amount to up to 15.83% of Mr. Rosenschein’s base salary, consisting of 8.33% for payments made to a fund to secure payment of statutory severance obligations, 5% towards pension and up to 2.5% for disability. The Manager’s Insurance fund amounts reflected in the table represent only the 5% towards pension. These amounts do not include (i) the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2009, which funds are reflected in the table under the “Statutory Severance” heading, and (ii) payments for disability.

(7)
Pursuant to Israeli law, employees terminated other than “for cause” receive statutory severance in the amount of one month’s base salary for each year of work, according to their salary rate at the date of termination (see footnote 6 above).

(8)
As of December 31, 2009, Mr. Rosenschein was entitled to 33 annual vacation days. A maximum of 20 days of unused paid vacation days may be carried over from year to year by Mr. Rosenschein. At the end of each calendar year, all unused vacation days in excess of 20, are automatically forfeited.

(9)
Pursuant to Mr. Rosenschein’s employment agreement, we must contribute an amount equal to 7.5% of Mr. Rosenschein’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. We make these deposits on a monthly basis. At December 31, 2009, the ceiling then in effect was NIS 15,712 (approximately $4,220). According to Israeli law, Mr. Rosenschein is entitled to redeem his continuing education fund once every six years, independent of his status of employment with us and he has discretion over the type of fund in which the deposits are invested. The amount set forth in the table reflects the total sum we deposited on behalf of Mr. Rosenschein since the beginning of his employment with us.

(10)
Pursuant to Mr. Rosenschein’s employment agreement, he may voluntarily terminate his employment with us upon no less than ninety days’ prior written notice, for any reason. We shall have the right to require Mr. Rosenschein to continue working during any notice period.

Steven Steinberg

The following table describes the potential payments and benefits upon employment termination for Steven Steinberg, our Chief Financial Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2009 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below:

Payments and Benefits	Termination(1)	Termination at Will(2)	Death or Disability(3)	Cause(4)	Termination following a Change of Control(5)
Manager’s insurance(6)	$51,007	$51,007	$51,007	$51,007	$51,007
Contractual severance (7)	—	—	$42,571	—	—
Statutory severance(8)	$97,895	$97,895	$97,895	$97,895	$97,895
Vacation(9)	$13,171	$13,171	$13,171	$13,171	$13,171
Continuing education fund(10)	$26,433	$26,433	$26,433	$26,433	$26,433
Advance notice(11)	$41,571	$41,571	—	—	$55,428

(1)	According to Mr. Steinberg’s employment agreement, we may terminate his employment without cause, at any time, upon three months notice.

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

(6)
Payments to Managers’ Insurance, a benefit customarily given to executives in Israel, though given by us to all our employees, amount to up to 15.83% of Mr. Steinberg’s base salary, consisting of 8.33% for payments made to a fund to secure payment of statutory severance obligations, 5% towards pension and up to 2.5% for disability. The Manager’s Insurance fund amounts reflected in the table represent only the 5% towards pension. These amounts do not include (i) the 8.33% payments to a fund to secure payment of statutory severance obligations with respect to amounts paid prior to December 31, 2009, which funds are reflected in the table under the “Statutory Severance” heading, and (ii) payments for disability.

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

(9)
As of December 31, 2009, Mr. Steinberg was entitled to 17.17 annual vacation days. A maximum of 20 days of unused paid vacation days may be carried over from year to year by Mr. Steinberg. At the end of each calendar year, all unused vacation days in excess of 20, are automatically forfeited.

(10)
Pursuant to Mr. Steinberg’s employment agreement, we must contribute an amount equal to 7.5% of Mr. Steinberg’s base salary to a continuing education fund, up to the permissible tax-exempt salary ceiling according to the income tax regulations in effect from time to time. We make these deposits on a monthly basis. At December 31, 2009, the ceiling then in effect was NIS 15,712 (approximately $4,220). According to Israeli law, Mr. Steinberg is entitled to redeem his continuing education fund once every six years, independent of his status of employment with us and he has discretion over the type of fund in which the deposits are invested. The amount set forth in the table reflects the total sum we deposited on behalf of Mr. Steinberg since the beginning of his employment with us.

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

Bruce D. Smith

The following table describes the potential payments and benefits upon employment termination for Bruce D. Smith, our Chief Strategic Officer, pursuant to applicable law and the terms of his employment agreement with us, as if his employment had terminated on December 31, 2009 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below:

Payments and Benefits	Termination(1)	Termination at Will(2)	Death or Disability(3)	Cause(4)	Termination following a Change of Control(5)
401(k)(6)	$30,323	$30,323	$30,323	$30,323	$30,323
Vacation(7)	$17,154	$17,154	$17,154	$17,154	$17,154
Advance notice(8)	$59,400	$59,400	—	—	$59,400

(1)	According to Mr. Smith’s employment agreement, we may terminate his employment without cause, at any time, upon three months notice.

(2)	According to Mr. Smith’s employment agreement, he may terminate his employment, at any time, upon three months notice.

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

(7)
As of December 31, 2009, Mr. Smith was entitled to 15.65 annual vacation days. A maximum of 20 days of unused paid vacation days may be carried over from year to year by Mr. Smith. At the end of each calendar year, all unused vacation days in excess of 20, are automatically forfeited.

(8)
Pursuant to Mr. Smith’s employment agreement, he may voluntarily terminate his employment with us upon no less than ninety days’ prior written notice, for any reason. We shall have the right to require Mr. Smith to continue working during any notice period.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of December 31, 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
Robert S. Rosenschein	241,964	—	5.06	January 8, 2014
	78,333	1,667 (1)	13.75	January 30, 2012
	17,187	7,813 (2)	11.61	March 5, 2013
	7,083	12,917 (3)	2.95	July 14, 2014
	5,625	12,375 (4)	5.77	September 9, 2014
	—	32,000 (5)	7.91	September 9, 2015

Steven Steinberg	10,861	—	11.51	August 5, 2013
	13,186	—	2.76	August 5, 2013
	26,353	—	5.25	November 9, 2014
	53,854	1,146 (1)	13.75	January 30, 2012
	14,781	6,719 (2)	11.61	March 5, 2013
	6,375	11,625 (3)	2.95	July 14, 2014
	4,375	9,625 (4)	5.77	September 9, 2014
	—	25,000 (5)	7.91	September 9, 2015

Bruce D. Smith	75,000	—	15.35	July 27, 2015
	14,687	313 (1)	13.75	January 30, 2012
	13,125	1,875 (6)	9.65	June 21, 2012
	14,781	6,719 (2)	11.61	March 5, 2013
	6,445	11,755 (3)	2.95	July 14, 2014
	5,000	11,000 (4)	5.77	September 9, 2014
	—	29,000(5)	7.91	September 9, 2015

(1)	Continues to vest monthly in equal installments through January 30, 2010
(2)	Continues to vest monthly in equal installments through March 5, 2011
(3)	Continues to vest monthly in equal installments through July 14, 2012
(4)	Continues to vest monthly in equal installments through September 9, 2012
(5)	25% of the grant will be exercisable on September 9, 2010; 1/36 of the remainder exercisable on each of the following 36 monthly anniversaries
(6)	Continues to vest monthly in equal installments through June 21, 2010

Director Compensation

Name	Fees Earned	Option Awards(*)	Total

Mark A. Tebbe (1)	$29,056	$31,470	$60,526
Yehuda Sternlicht (2)	$35,000	$31,470	$66,470
Mark B. Segall (3)	$30,000	$31,470	$61,470
Lawrence S. Kramer (4)	$25,778	$31,470	$57,248
W. Allen Beasley (5)	$25,000	$31,470	$56,470
R. Thomas Dyal (6)	$11,944	$163,577	$175,521
Edward G. Sim (7)	$20,667	$33,647	$54,314

* Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718.

(1)	82,322 options were outstanding as of 12/31/09, of which 58,344 were exercisable as of December 31, 2009.

(2)	49,575 options were outstanding as of 12/31/09, of which 33,879 were exercisable as of December 31, 2009.

(3)	64,575 options were outstanding as of 12/31/09, of which 48,879 were exercisable as of December 31, 2009.

(4)	64,575 options were outstanding as of 12/31/09, of which 48,879 were exercisable as of December 31, 2009.

(5)	43,050 options were outstanding as of 12/31/09, of which 13,004 were exercisable as of December 31, 2009.

(6)	Thomas R. Dyal was appointed as a board member on June 10, 2009; 35,875 options were outstanding as of 12/31/09, none of which were exercisable as of December 31, 2009.

(7)
Upon the departure of Mr. Sim from the board of directors on September 9, 2009, he received a benefit in the form of an extension to the exercisability of his stock options. Mr. Sim’s Option Award amount for 2009 represents the fair value of the modification to the exercise period associated with the company stock options held by Mr. Sim on September 9, 2009.

Cash Compensation.  Our non-employee directors receive an annual base fee of $20,000, with no additional fee rendered for attendance at board meetings. In addition to their base fees, directors receive annual fees for membership on our committees, pursuant to the fee schedule set forth below:

	Director Fee Base	Audit Membership	Compensation Membership	Governance Membership	Financing Membership	Audit Chair	Other Chair	Total

Mr. Tebbe	20,000	5,000	2,500	2,500	—	—	2,500	32,500
Mr. Sternlicht	20,000	5,000	—	—	2,500	7,500	—	35,000
Mr. Segall	20,000	5,000	—	—	2,500	—	2,500	30,000
Mr. Kramer	20,000	—	2,500	2,500	—	—	2,500	27,500
Mr. Beasley	20,000	—	2,500	—	2,500	—	—	25,000
Mr. Dyal	20,000	—	—	2,500	—	—	—	22,500

Total	$120,000	$15,000	$7,500	$7,500	$7,500	$7,500	$7,500	$172,500

We reimburse our non-employee directors for all reasonable out-of-pocket expenses incurred in the performance of their duties as directors. Employee directors are not compensated for board services in addition to their regular employee compensation.

Equity Compensation.  During fiscal year 2009, each non-employee member of the board of directors was eligible to receive stock awards under the terms of our 2005 Incentive Compensation Plan. New non-employee directors receive an initial option grant to purchase 28,700 shares of our common stock with 25% of the shares vesting after one year from the date of grant and 1/36th of the shares vesting in equal monthly installments thereafter. Continuing non-employee directors receive an annual option grant of 7,175 shares of common stock. These annual grants are effected on the date of the Annual Shareholders’ Meeting, with 25% of the shares vesting after one year from the date of grant and 1/36th of the shares vesting in equal shares monthly thereafter.

There was one new member added to the board of directors during fiscal year 2009, Mr. Dyal, who received a one-time initial option grant to purchase 28,700 shares of our common stock on June 10, 2009, with an exercise price of $8.20 per share, based on the NASDAQ closing price on June 9, 2009. The grant date fair value of these options, based on Black-Scholes valuation model, was $4.60 per option. All other option grants were to continuing non-employee directors, including Mr. Dyal. Thus, each non-employee director received options to purchase 7,175 shares of the company’s common stock, granted on September 9, 2009, with an exercise price of $7.91 per share, based on the NASDAQ closing price on September 8, 2009. The grant date fair value of these options, based on Black-Scholes valuation model, was $4.39 per option.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and accompanying footnotes set forth certain information as of March 8, 2010 with respect to the ownership of our common stock by:

•	each person or group who beneficially owns more than 5% of our common stock;

•	each of our directors;

•	our Chief Executive Officer, Chief Financial Officer and our two other highest paid executive officers for fiscal year 2009; and

•	all of our directors and officers as a group.

A person is deemed to be the beneficial owner of securities that can be acquired within sixty days from March 8, 2010, as a result of the exercise of options and warrants. Accordingly, common stock issuable upon exercise of options and warrants that are currently exercisable or exercisable within sixty days of March 8, 2010, have been included in the table with respect to the beneficial ownership of the person or entity owning the options and warrants, but not with respect to any other persons or entities.

Applicable percentage of ownership for each holder is based on 7,958,928 shares of common stock outstanding on March 8, 2010, plus any presently exercisable stock options and warrants held by each such holder, and options and warrants held by each such holder that will become exercisable within sixty days after March 8, 2010.
Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percentage of Common Stock

Executive Officers and Directors:
Robert S. Rosenschein	658,590 (2)	7.92%
c/o Answers Corporation, Jerusalem Technology Park, The Tower, Jerusalem 91481 Israel
Steven Steinberg	142,336 (3)	1.76%
c/o Answers Corporation, Jerusalem Technology Park, The Tower, Jerusalem 91481 Israel
Bruce D. Smith	150,690 (4)	1.86%
Mark A. Tebbe	102,232 (5)	1.27%
Yehuda Sternlicht	35,673 (6)	*
Mark B. Segall	56,173 (7)	*
Lawrence S. Kramer	53,173 (8)	*
Allen Beasley	3,948,539 (9)	33.16%
Thomas R. Dyal	3,932,545 (10)	33.07%

All directors and executive officers as a group (11 individuals)	5,147,406 (11)	40.42%

5% or greater stockholders:
Redpoint Ventures	3,932,545 (12)	33.07%
3000 Sand Hill Road, Building 2, Suite 290, Menlo Park, CA 94025
Marlin Sams Fund, L.P.	683,000 (13)	8.58%
645 Fifth Avenue, New York, New York 10022
Outboard Investments Limited	690,000 (14)	8.67%
BCM Cape Building Leeward Highway, Providencials Turks and Caicos

* less than 1%

(1)	Unless otherwise indicated, the business address of each of the following is c/o Answers Corporation, 237 West 35th Street, Suite 1101, New York, NY 10001.

(2)	Consists of 300,960 shares of common stock and 357,630 shares of common stock issuable upon exercise of options.

(3)	Consists of 6,500 shares of common stock and 135,836 shares of common stock issuable upon exercise of options.

(4)	Consists of 15,000 shares of common stock and 135,690 shares of common stock issuable upon exercise of options.

(5)	Consists of 40,062 shares of common stock and 62,170 shares of common stock issuable upon exercise of options.

(6)	Consists of 35,673 shares of common stock issuable upon exercise of options.

(7)	Consists of 5,500 shares of common stock and 50,673 shares of common stock issuable upon exercise of options.

(8)	Consists of 2,500 shares of common stock and 50,673 shares of common stock issuable upon exercise of options.

(9)
Consists of (i) 1,296,667 shares of Common Stock initially issuable upon conversion of 58,350 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) held by Redpoint Omega, L.P. (“RO LP”); (ii) 648,334 shares of Common Stock issuable pursuant to common stock purchase warrants (the “Class A Warrants”) held by RO LP, (iii) 36,667 shares of Common Stock initially issuable upon conversion of 1,650 shares of Series A Preferred Stock held by Redpoint Omega Associates, LLC (“ROA LLC” and together with RO LP, “Redpoint”); (iv) 18,333 shares of Common Stock issuable pursuant to Class A Warrants held by ROA LLC; (v) 23,453 shares of Common Stock initially issuable upon conversion of shares of Series A Preferred Stock pursuant to dividends paid to Redpoint; (vi) 1,237,727 shares of Common Stock initially issuable upon conversion of 68,075 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) held by RO LP; (vii) 618,864 shares of Common Stock issuable pursuant to common stock purchase warrants (the “Class B Warrants”) held by RO LP; (viii) 35,000 shares of Common Stock initially issuable upon conversion of 1,925 shares of Series B Preferred Stock held by ROA LLC; and (ix) 17,500 shares of Common Stock issuable pursuant to Class B Warrants held by ROA LLC.  Additionally, includes 15,994 shares of Common Stock issuable upon exercise of options held by Mr. Beasley.

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

(10)
Consists of (i) 1,296,667 shares of Common Stock initially issuable upon conversion of 58,350 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”) held by Redpoint Omega, L.P. (“RO LP”); (ii) 648,334 shares of Common Stock issuable pursuant to common stock purchase warrants (the “Class A Warrants”) held by RO LP, (iii) 36,667 shares of Common Stock initially issuable upon conversion of 1,650 shares of Series A Preferred Stock held by Redpoint Omega Associates, LLC (“ROA LLC” and together with RO LP, “Redpoint”); (iv) 18,333 shares of Common Stock issuable pursuant to Class A Warrants held by ROA LLC; (v) 23,453 shares of Common Stock initially issuable upon conversion of shares of Series A Preferred Stock pursuant to dividends paid to Redpoint; (vi) 1,237,727 shares of Common Stock initially issuable upon conversion of 68,075 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) held by RO LP; (vii) 618,864 shares of Common Stock issuable pursuant to common stock purchase warrants (the “Class B Warrants”) held by RO LP; (viii) 35,000 shares of Common Stock initially issuable upon conversion of 1,925 shares of Series B Preferred Stock held by ROA LLC; and (ix) 17,500 shares of Common Stock issuable pursuant to Class B Warrants held by ROA LLC.

RO LP is under common control with ROA LLC.  Redpoint Omega, LLC (“RO LLC”) is the general partner of RO LP and possesses sole voting and investment control over the shares owned by RO LP and may be deemed to have indirect beneficial ownership of the shares held by RO LP. Mr. Dyal is a Managing Director of RO LLC. As such, Mr. Dyal shares voting and investment power over the shares held by RO LP and may be deemed to have indirect beneficial ownership of the shares held by RO LP. Mr. Dyal disclaims beneficial ownership of these securities except to the extent of his proportionate pecuniary interest therein.  The securities are owned by ROA LLC as nominee for its members.  Mr. Dyal is a Manager of ROA LLC. As such, Mr. Dyal shares voting and investment power over the shares held by ROA LLC and may be deemed to have indirect beneficial ownership of the shares held by ROA LLC. Mr. Dyal disclaims beneficial ownership of these securities except to the extent of his proportionate pecuniary interest therein

(11)
Consists of 370,522 shares of common stock, 844,339 shares of common stock issuable upon exercise of options, 1,356,787 shares of common stock issuable upon conversion of Series A Preferred Stock, 1,272,727 shares of common stock issuable upon conversion of Series B Preferred Stock and 1,303,031 shares of common stock issuable upon exercise of common stock purchase warrants

(12)	Based on information included on Schedule 13D/A filed with the SEC on June 16, 2009 and the Company’s records.

(13)	Based on information included on Schedule 13D/A filed with the SEC on December 18, 2008

(14)	Based on information included on Schedule 13D filed with the SEC on December 18, 2007

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

Item 14.             Principal Accountant Fees and Services

Our auditors for the year ended December 31, 2009 were Somekh Chaikin, Certified Public Accountants (Israel), a member firm of KPMG International. We expect that KPMG will serve as our auditors for fiscal year 2010. All of the services described in the following fee table were pre-approved by the Audit Committee.

	2008	2009
	$	$

Audit Fees(1) (2)	478,551	256,374
Tax Fees(3)	27,570	25,512
Total	506,121	281,886

(1)
This category includes fees associated with the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports, and services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements, for those fiscal years. Includes $113 thousand and $108 thousand accrued as of December 31, 2008 and December 31, 2009, respectively.

(2)
This category also consists of: $77 thousand and $53 thousand of fees relating to the Redpoint transactions during the years ended December 31, 2008, and December 31, 2009, respectively, and $213 thousand of fees relating to the failed Lexico acquisition and the terminated follow-on offering of securities during the year ended December 31, 2008.

(3)	This category consists of services provided by KPMG for tax compliance. Includes $5 thousand accrued as of December 31, 2008 and December 31, 2009.

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal independent accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal independent accountants. In cases involving engagements of our principal independent accountants that do not exceed $25 thousand, the Audit Committee has approved delegating to the Committee Chairman the approval of such engagements, as part of the Company’s pre-approval policy. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal independent accountants in 2009.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

1.	Financial Statements.

See Index to Financial Statements on page 34

2.	Financial Statement Schedule.

None.

3.	Exhibits.

See exhibits Index immediately below.

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation, as amended (Previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32255) filed March 9, 2009, and incorporated herein by reference)

3.1A
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant  (Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

3.1B
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock of the Registrant  (Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 15, 2009, and incorporated herein by reference)

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
Amendment to 2005 Incentive Compensation Plan approved by the Registrant’s stockholders on September 9, 2008  (Previously filed within the Registrant’s Definitive Proxy Statement filed July 28, 2008, and incorporated herein by reference)

10.5C
Amendment to 2005 Incentive Compensation Plan approved by the Registrant’s stockholders on September 9, 2009 (Previously filed within the Registrant’s Definitive Proxy Statement filed July 22, 2009, and incorporated herein by reference)

10.5D«
Form of Stock Option Agreement under the 2005 Incentive Compensation Plan covering Israel-based employees (Previously filed as Exhibit 10.5A to the Registrant's Annual Report on Form 10-KSB (File No. 001-32255) filed March 20, 2006, and incorporated herein by reference)

10.5E«
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

10.19+
Amendment No. 5 to Google Order Form, dated September 21, 2007 (Previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.20	Amendment No. 7 to Google Order Form and Google Services Agreement, dated October 13, 2009 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2009, and incorporated herein by reference)
10.21«
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

10.24«
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

10.26
Securities Purchase Agreement dated June 16, 2008 between Answers Corporation and Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

10.27
Form of Common Stock Purchase Warrant granted to Redpoint Omega, L.P. and Redpoint Omega Associates, LLC on June 16, 2008 (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

10.28
Warrant Agreement dated as of June 16, 2008 between Answers Corporation and Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

10.29
Registration Rights Agreement dated as of June 16, 2008 between Answers Corporation and Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

10.30*	Master Services Agreement and Statement of Work with C7 Data Centers, Inc. dated March 31, 2009
10.31*	Network Access and Data Center Services Agreement, Service Order, Network SLA and Facility Availability SLA with Net Access Corporation, Inc. dated March 31, 2009
14.1	Code of Ethics and Business Conduct (Previously filed as Exhibit 14.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)
21.1*	List of Subsidiaries
23.1*	Consent of KPMG Somekh Chaikin, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended
32.1*^	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350
32.2*^	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350

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

Date: March 8, 2010

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

Signature	Capacity	Date

/s/ Robert S. Rosenschein	Chairman of the Board and Chief Executive Officer	March 8, 2010
Robert S. Rosenschein	(Principal Executive Officer)

/s/ Steven Steinberg	Chief Financial Officer	March 8, 2010
Steven Steinberg	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark A. Tebbe	Director	March 8, 2010
Mark A. Tebbe

/s/ Yehuda Sternlicht	Director	March 8, 2010
Yehuda Sternlicht

/s/ Mark B. Segall	Director	March 8, 2010
Mark B. Segall

/s/ Lawrence S. Kramer	Director	March 8, 2010
Lawrence S. Kramer

/s/ W. Allen Beasley	Director	March 8, 2010
W. Allen Beasley

/s/ R. Thomas Dyal	Director	March 8, 2010
R. Thomas Dyal