Form 10-Q
period 2010-03-31
Answers CORP
filed 2010-05-05
CIK 1283073

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes      x                       No      

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  No  

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer", "accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated Filer             Accelerated filer                     Non-accelerated filer           

Smaller reporting company           x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                             No       x

The number of the registrant’s shares of common stock outstanding was 7,958,928 as of May 3, 2010.

ANSWERS CORPORATION

FORM 10-Q

CONTENTS

INTRODUCTORY NOTE

This Report on Form 10-Q for Answers Corporation (“Answers” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, which are discussed in other sections of this Form 10-Q and in our other filings with the Securities and Exchange Commission.  These risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Answers Corporation and Subsidiary

Consolidated Balance Sheets (unaudited, in thousands except share and per share data)

	December 31	March 31
	2009	2010
	$	$
Assets

Current assets:
Cash and cash equivalents	22,234	20,010
Marketable securities	795	4,314
Short-term deposits (restricted)	-	100
Accounts receivable	2,350	2,502
Prepaid expenses and other current assets	907	865
Deferred tax asset	34	28
Total current assets	26,320	27,819

Long-term deposits (restricted)	276	270

Deposits in respect of employee severance obligations	1,756	1,851

Property and equipment at cost, net of $2,464 and $2,657 accumulated depreciation as of December 31, 2009 and March 31, 2010, respectively	1,858	1,982

Other assets:
Intangible assets, net of $657 and $688 accumulated amortization as of December 31, 2009 and March 31, 2010, respectively	797	766
Goodwill	437	437
Prepaid expenses, long-term, and other assets	167	79
Deferred tax asset, long-term	14	28
Total other assets	1,415	1,310

Total assets	31,625	33,232

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	403	614
Accrued expenses and other current liabilities	774	744
Accrued compensation	1,009	982
Capital lease obligation – current portion	82	83
Total current liabilities	2,268	2,423

Long-term liabilities:
Liability in respect of employee severance obligations	1,838	2,005
Capital lease obligation, net of current portion	24	2
Deferred tax liability	38	36
Series A and Series B Warrants	8,008	7,393
Total long-term liabilities	9,908	9,436

Commitments and contingencies

Series A and Series B convertible preferred stock: $0.01 par value; stated value and liquidation preference of $101.76 per share for the Series A and $100 per share for the Series B Convertible Preferred Stock; 6% cumulative annual dividend; 130,000 shares authorized, issued and outstanding	2,381	2,967

Stockholders' equity:
Preferred stock: $0.01 par value; 870,000 shares authorized, none issued	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 7,951,329 and 7,958,928 shares issued and outstanding as of December 31, 2009 and March 31, 2010, respectively	8	8
Additional paid-in capital	88,539	88,118
Accumulated other comprehensive income	28	33
Accumulated deficit	(71,507)	(69,753)
Total stockholders' equity	17,068	18,406

Total liabilities and stockholders' equity	31,625	33,232
The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Income (unaudited, in thousands except share and per share data)

	Three months ended March 31
	2009	2010
	$	$

Revenues:
Advertising revenue-
WikiAnswers	3,162	4,489
ReferenceAnswers	1,567	1,218
Answers service licensing	18	19
	4,747	5,726

Costs and expenses:
Cost of revenue	1,059	1,437
Research and development	873	1,061
Community development and marketing	499	744
General and administrative	1,219	1,257
Total operating expenses	3,650	4,499

Operating income	1,097	1,227

Interest income (expense), net	(87)	11
Other income (expense), net	15	(8)
Gain resulting from fair value adjustment of warrants	2,010	615

Income before income taxes	3,035	1,845

Income tax benefit (expense), net	6	(91)

Net income	3,041	1,754

Net income attributable to common shares (basic)	2,306	732

Net income attributable to common shares (diluted)	601	276

Basic and diluted earnings per common share

Basic	$0.29	$0.09
Diluted	$0.07	$0.03

Number of shares used in computing net earnings per common share

Basic	7,871,097	7,954,346
Diluted	8,861,905	8,711,887

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Cash Flows (unaudited, in thousands)
	Three months ended March 31
	2009	2010
	$	$
Cash flows from operating activities:

Net income	3,041	1,754

Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	256	300
Decrease (increase) in deposits in respect of employee severance obligations	34	(124)
Increase (decrease) in liability in respect of employee severance obligations	(35)	197
Stock-based compensation to employees and directors	386	313
Decrease (increase) in deferred tax asset	3	(8)
Decrease in deferred tax liability	-	(1)
Fair value adjustments of warrants	(2,010)	(615)
Loss on disposal of property and equipment	6	2
Increase in short-term deposits related to hedging activity	-	(100)
Loss from exchange rate forward contracts, net	11	-
Loss from exchange rate differences	(15)	(7)
Changes in operating assets and liabilities:
Increase in accounts receivable, and prepaid expenses and other current assets	(182)	(210)
Decrease (increase) in prepaid expenses, long-term, and other assets	(79)	188
Decrease in accounts payable	(260)	(65)
Increase (decrease) in accrued expenses, accrued compensation and other current liabilities	85	(55)
Net cash provided by operating activities	1,241	1,569

Cash flows from investing activities:
Capital expenditures	(212)	(118)
Decrease (increase) in long-term deposits	(7)	6
Purchases of marketable securities	-	(3,516)
Net cash used in investing activities	(219)	(3,628)

Cash flows from financing activities:
Repayment of capital lease obligation	(19)	(20)
Dividends paid	(91)	(194)
Exercise of common stock options	8	46
Net cash used in financing activities	(102)	(168)

Effect of exchange rate changes on cash and cash equivalents	(15)	3

Net increase (decrease) in cash and cash equivalents	905	(2,224)

Cash and cash equivalents at beginning of period	11,739	22,234

Cash and cash equivalents at end of period	12,644	20,010
Supplemental disclosures of cash flow information:
Income taxes paid	-	38
Interest paid on capital lease obligations	2	2

Non-cash investing activities:
Capital expenditures on account	89	277

The accompanying notes are an integral part of these consolidated financial statements.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Business

Answers Corporation (“the Parent”), a Delaware corporation, and GuruNet Israel Ltd., its wholly-owned Israeli subsidiary (“the Subsidiary”) that engages primarily in providing research and development services to the Parent, are collectively referred to as “the Company.” The Parent is a public company and trades on the NASDAQ Capital Market under the symbol “ANSW”.

The Company provides answer-based search services to users primarily through its website Answers.com®, which includes WikiAnswers® and ReferenceAnswersTM. In the Company’s reports prior to its quarterly report for the second quarter of 2009, it referred to ReferenceAnswers as Answers.com. Beginning with the quarterly report for the second quarter of 2009 it refers to that property as ReferenceAnswers or ReferenceAnswers.com. The Company earns practically all of its revenue from advertising on its website.

On June 10, 2009 the Company raised $7 million, before related fees and costs, from the exercise of a second tranche warrant of a private placement offering.

As of March 31, 2010, approximately $844 thousand of the Company’s net assets were located outside of the United States.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

Foreign Currency Translation

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar (“dollar”), therefore, the dollar has been determined to be the Company’s functional currency. Transactions in foreign currency (substantially all in New Israeli Shekels – “NIS”) are recorded at the exchange rate as of the transaction date. Monetary assets and liabilities denominated in foreign currency are translated on the basis of the representative rate of exchange at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currency are stated at historical exchange rates. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of income as they arise.

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

The Company considers all available information relevant to the collectibility of the security, including past events, current conditions, and reasonable and supportable forecasts when developing estimate of cash flows expected to be collected. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment and changes in value subsequent to year-end.

Marketable Securities

The Company’s marketable securities are invested in debt instruments of the U.S. government.

Gross unrealized losses on marketable securities and the fair values of those securities, at March 31, 2010, were as follows (in thousands):

	Aggregate cost basis	Other than temporary impairment	Unrealized loss	Fair value
	$	$	$	$

Available for sale
U.S. government securities	4,315	-	(1)	4,314

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

The Company also earns a negligible immaterial amount of revenue from partners that pay the Company for providing them with answer-based services that they then use in their own products, via co-branded web pages.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Net Earnings per Common Share

The table below presents the computation of basic and diluted net earnings per common share:

	Three months ended March 31
	2009	2010
	(in thousands, except share and per share data)
Basic earnings per common share computation

Numerator:
Net income	$3,041	$1,754
Series A and Series B Convertible Preferred Stock dividends	(91)	(194)
Amortization of Series A and Series B Convertible Preferred Stock discounts	(247)	(586)
Income attributable to Series A and Series B Convertible Preferred Stock	(397)	(242)
Net income attributable to common shares (basic)	$2,306	$732

Denominator:
Weighted average number of common shares outstanding during the period	7,871,097	7,954,346

Basic net earnings per common share	$0.29	$0.09

Diluted earnings per common share computation

Numerator:
Net income	$3,041	$1,754
Series A and Series B Convertible Preferred Stock dividends	(91)	(194)
Amortization of Series A and Series B Convertible Preferred Stock discounts	(247)	(586)
Income attributable to Series A and Series B Convertible Preferred Stock	(92)	(83)
Gain resulting from fair value adjustment of Series A and Series B Warrants and warrant to purchase units of Series B preferred stock and warrants	(2,010)	(615)
Net income attributable to common shares (diluted)	$601	$276

Denominator:
Weighted average number of common shares outstanding during the period	7,871,097	7,954,346
Dilutive shares related to Series B Unit Warrant	462,514	-
Dilutive shares related to Series A and Series B Warrants	226,744	429,229
Dilutive shares related to options and stock warrants	301,550	328,312
Diluted common shares outstanding	8,861,905	8,711,887

Diluted net earnings per common share	$0.07	$0.03

The basic and diluted earnings per common share for the three months ended March 31, 2009, as previously presented by the Company in financial statements and SEC filings, have been adjusted to account for an immaterial error that resulted from the inclusion of the portion of income attributable to the participating convertible preferred stock, in those earnings.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Derivatives and hedging

To mitigate the potential impact of adverse fluctuations in cash flows resulting from future new Israeli shekels (NIS) exchange rates, the Subsidiary hedges portions of its forecasted expenses denominated in NIS with currency forwards and options. The Subsidiary does not speculate in these hedging instruments in order to profit from foreign currency exchanges, nor does it enter into trades for which there are no underlying exposures.

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

Gains (losses) from forward and option contracts are included in operating expenses, as follows:
	Three monthsended March 31
	2009	2010
	$ (in thousands)

Cost of revenue	(15)	5
Research and development	(61)	21
Community development and marketing	(15)	4
General and administrative	(36)	10
	(127)	40

As of March 31, 2010, the notional amount of the Subsidiary’s outstanding forward contracts was approximately $1.93 million, constituting assets with a fair value of $62 thousand. Such assets are included in prepaid expenses and other current assets as the foreign exchange forward contracts mature through October 29, 2010, and the change in fair value has been recorded as other comprehensive income (loss). The amounts recorded as other comprehensive income (loss) will be reclassified to earnings as the forward contracts mature or if, and to the extent that the hedging relationship is deemed ineffective.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3 – Comprehensive Income

Comprehensive income represents net income plus any revenue, expenses, gains and losses that are specifically excluded from net income and recognized directly as a component of shareholders’ equity.

The reconciliation from net income to comprehensive income is as follows:

	Three months ended March 31
	2009	2010
	$ (in thousands)

Net Income	3,041	1,754

Unrealized gain on derivative and hedging activity, net	-	2
Unrealized gain on marketable security	-	3

Total other comprehensive income	3,041	1,759

Note 4 – Redpoint Financing

On June 16, 2008, pursuant to a private placement of the Company’s securities, Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively “Redpoint”) purchased $6 million of the Company’s Series A Convertible Preferred Stock (the “Series A Financing”), initially convertible into 1,333,333 shares of common stock at a conversion price of $4.50 per share (the “Series A Convertible Preferred Stock”), and common stock purchase warrants exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share (the “Series A Warrants”). Redpoint also received a warrant (the “Series B Unit Warrant”), exercisable until June 16, 2009, to purchase units of up to $7 million of Series B Convertible Preferred Stock and common stock purchase warrants. After deducting placement agent fees and legal expenses, the Company’s net proceeds from the Series A Financing on June 16, 2008, were approximately $5.38 million.

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

The Series A and the Series B Convertible Preferred Stock are classified as temporary equity and the Series A and Series B Warrants are classified as a long-term liability on the accompanying balance sheets.

On March 31, 2010, the Company assessed the fair value of the Series A and Series B Warrants as compared to their value as of December 31, 2009. The change in fair value has been included in the statement of income as gain resulting from fair value adjustment of warrants, and amounted to $615 thousand for the three months ended March 31, 2010.

On March 31, 2009, the Company assessed the fair value of the Series B Unit Warrant and the Series A Warrants as compared to their value as of December 31, 2008. The change in fair value has been included in the statement of income as gain resulting from fair value adjustment of warrants, and amounted to $2,010 thousand for the three months ended March 31, 2009

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5 - Series A and Series B Convertible Preferred Stock (Redeemable)

The following table summarizes the changes in Series A and Series B Convertible Preferred Stock during the three months ended March 31, 2010:

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Total
	$ (in thousands)

December 31, 2009	1,630	751	2,381

Amortizations of discounts during the period	247	339	586

March 31, 2010	1,877	1,090	2,967

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

As a result of the Redpoint Financings (see Note 4), the Company’s Amended and Restated Certificate of Incorporation has been amended to provide for the issuance of up to 60,000 shares of Series A Convertible Preferred Stock and 70,000 shares of Series B Convertible Preferred Stock, with a stated value of $100 per share (the “Stated Value”) pursuant to the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock filed with the State of Delaware on June 16, 2008 and the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock filed with the State of Delaware on July 28, 2009 (the “Certificate of Designations”).

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

The Company measures its cash equivalents, marketable securities, foreign currency derivative contracts and Series A and Series B Warrants at fair value. In accordance with ASC 820-10, the Company’s cash equivalents and marketable securities are classified within Level 1. This is because the cash equivalents and the marketable securities are valued using quoted active market prices. The Company’s foreign currency derivative contracts are classified within Level 2, because they are valued utilizing market observable inputs. The Series A and Series B Warrants are classified within Level 3 because they are valued using the Black-Scholes model which utilizes significant inputs that are unobservable in the market such as expected stock price volatility, risk-free interest rate and the dividend yield, and remaining period of time the warrants will be outstanding before they expire.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 – Fair Value Measurements (cont’d)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and March 31, 2010, aggregated by the level in the fair-value hierarchy within which those measurements fall:

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$ (in thousands)
Assets
Cash Equivalents	21,287	21,287	-	-
Marketable Securities	795	795	-	-
Foreign currency derivative contracts	60	-	60	-
Total Assets	22,142	22,082	60	-

Liabilities
Series A Warrants	4,000	-	-	4,000
Series B Warrants	4,008	-	-	4,008
Total Liabilities	8,008	-	-	8,008

Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$ (in thousands)
Assets
Cash Equivalents	17,756	17,756	-	-
Marketable Securities	4,314	4,314	-	-
Foreign currency derivative contracts	62	-	62	-
Total Assets	22,132	22,070	62	-

Liabilities
Series A Warrants	3,723	-	-	3,723
Series B Warrants	3,670	-	-	3,670
Total Liabilities	7,393	-	-	7,393

In addition to the above, the Company's financial instruments at December 31, 2009 and March 31, 2010, consisted of cash, accounts receivable, long term deposits, accrued expenses, accrued compensation and related liabilities. The carrying amounts of all the aforementioned financial instruments, approximate fair value.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 – Fair Value Measurements (cont’d)

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3), during the three months ended March 31, 2010:

Level 3

Series A and Series B Warrants
$ (in thousands)

December 31, 2009	8,008

Fair value adjustments included in Statement of Income	(615)

March 31, 2010	7,393

Note 7 – Stockholders’ Equity

General

The following table summarizes the changes in the Company’s stockholders’ equity during the three-month period ending March 31, 2010:

$ (in thousands)

December 31, 2009	17,068

Stock-based compensation	313
Amortizations of discounts for the three months ended March 31, 2010	(586)
Dividends	(194)
Exercise of stock options	46
Change in other comprehensive income	5
Net income for the period	1,754

March 31, 2010	18,406

Common Stock

During the three months ended March 31, 2010, the Company issued a total of 7,599 shares of common stock due to the exercise of 7,599 outstanding stock options, for total consideration of approximately $46 thousand.

Stock Warrants

As of March 31, 2010, there were 126,103 outstanding stock warrants with an exercise price of $7.20. These warrants are exercisable immediately and will expire on January 30, 2011, if not exercised by then.

In February 2010, 1,029,488 warrants with an exercise price of $17.27 per warrant expired.

No warrants were exercised during the three months ended March 31, 2010.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 7 – Stockholders’ Equity (cont’d)

Redpoint Warrants

In connection with the Redpoint Financings (see Note 4), the Company issued to Redpoint Series A Warrants, exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share, and Series B Warrants, exercisable for 636,364 shares of common stock at an exercise price of $6.05 per share. The Series A and the Series B Warrants are exercisable immediately and, if not exercised, they will expire on June 16, 2014 and June 10, 2015, respectively.

Stock Options

During the three months ended March 31, 2010, the Company granted a total of 28,500 stock options to its employees at an exercise price of $8.52 per option. Additionally, during the same period, 7,599 and 3,058 stock options were exercised and forfeited, respectively.

The total fair value of stock options vested during the three months ended March 31, 2010, amounted to $313 thousand and was recorded as stock-based compensation expense.

As of March 31, 2010, 353,813 options were available for grant under the 2005 and 2004 Plan. All Prior Option Plans are closed for future grants.

Note 8 – Income Taxes

At March 31, 2010, the Company’s deferred tax assets were almost entirely offset by a valuation allowance. While the Company had taxable income in 2009 and the first quarter of 2010, it has experienced cumulative loss in recent years and its revenue model continues to be subject to fluctuations and volatility that impact its ability to accurately forecast its future expected profitability. The Company continues to view these factors as significant pieces of negative evidence that make it difficult to support a conclusion that expected taxable income from future operations justifies recognition of deferred tax assets. Notwithstanding, the Company will continue to monitor its profitability as well as the extent of fluctuations and volatility and their impact on its revenue model. As more information accumulates and to the extent that the Company continues to experience sustained profitability in future periods, it will consider if and when a reversal will be appropriate.

The Company files federal income tax returns in the U.S., as well as various state & local and foreign jurisdictions tax returns. The Parent is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2006. The Subsidiary is no longer subject to foreign income tax examinations by tax authorities for years prior to 2007 but is currently undergoing an audit by the Israeli tax authorities for the tax years 2007 and 2008.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9 - Commitments and Contingencies

(a)        The Parent rents its offices under an operating lease agreement originally scheduled to expire in June 2010. The Subsidiary rents its offices under an operating lease agreement with an initial term expiring in July 2010, which was further extended through October 2010, and an option to extend the term for an additional 5 years. As of March 31, 2010, the remaining minimum lease payments under the aforesaid non-cancelable operating leases for office space through the end of their respective terms in 2010 were $188 thousand.

On April 30, 2010, the Parent extended its current lease through June 30, 2012. In addition, the Parent leased additional office space in an adjacent office for the period commencing May 1, 2010 through June 30, 2012. The minimum lease payments under such non-cancelable operating leases were as follows (in thousands):

Year ending December 31	$

2010 (nine months ending December 2010)	79
2011	163
2012	83

325

Rent expenses for the office space operating leases for the three months years ended March 31, 2009, and 2010 were approximately $97 thousand, and $105 thousand, respectively.

(b)
The Subsidiary leases motor vehicles for certain employees under cancelable operating lease agreements. The minimum payment under these operating leases, upon cancellation of these lease agreements amounted to $24 thousand as of March 31, 2010.

Future minimum lease payments under non-cancelable operating leases for motor vehicles, as of March 31, 2010, are as follows (in thousands):

Year ending December 31	$

2010 (nine months ending December 2010)	130
2011	101
2012	37

268

Lease expenses for the motor vehicles operating leases for the three months ended March 31, 2009, and 2010 were approximately $42 thousand, and $49 thousand, respectively.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9 - Commitments and Contingencies (cont’d)

(c)	Future minimum lease payments under non-cancelable capital leases for computer equipment, as of March 31, 2010, are as follows:

	Principal	Interest
Year ending December 31	$ (in thousands)

2010 (nine months ending December 2010)	83	2
2011	2	1

	85	3

(d)
A bank guarantee given to the Subsidiary’s landlord, is secured by a lien on some of the Subsidiary’s bank deposits. As of March 31, 2010, such deposits amounted to $942 thousand, including a restricted long-term deposit of $140 thousand.

(e)
The Subsidiary’s hedging activity is secured by a lien on one of its bank deposits in an amount of up to $150 thousand. As of March 31, 2010, $100 thousand of such amount has been restricted and was included in short term deposits (restricted).

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

(g)
In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and various consulting arrangements. As of March 31, 2010, the total future commitments under these arrangements amounted to approximately $890 thousand.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10 – Risks and Uncertainties

(a)
Most of the Company's revenue was generated through the efforts of third party suppliers (the “Monetization Partners”). In the three months ended March 31, 2009 and 2010, the Company earned 91% and 88% of its revenue, respectively, through one of its Monetization Partners, Google Inc. (“Google”). Hence, the Company’s business is dependent on the Google Services Agreement, the agreement with Google pursuant to which the Company obtains most of the advertisements displayed on Answers.com and earns most of its ad revenues (“GSA”). The GSA was renewed in the fourth quarter of 2009 for a two-year period ending January 31, 2012.  A termination by Google of the GSA, for whatever reason, would result in the need to replace this relationship and obtain listings and advertisements from alternative providers, and the Company may not succeed in receiving equally favorable terms as those provided under the GSA. A termination of the GSA and a failure to replace it on equally favorable terms could result in a material reduction in the Company’s ad revenues and could adversely affect the Company’s business and financial results.

(b)
Search engines serve as origination Web properties for users in search of information, and the Company’s Websites’ topic pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. Thus, in addition to the ads the Company receives through Google, its traffic is mostly driven by search engine traffic, mostly from the Google search engine. In the three months ended March 31, 2009 and 2010, according to the Company’s internal estimates, search engine traffic represented 81% and 91% of traffic, respectively. Search engines, at any time and for any reason, could change their algorithms that direct queries to the Company’s Web properties. On occasion the Company’s Web properties have experienced decreases in traffic, and consequently in revenue, due to search engine actions. The Company cannot guarantee that it will successfully react to these actions in the future and recover lost traffic. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, could cause a significant decrease in traffic and revenues.

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

(d)
The Series A Warrants and Series B Warrants are revalued each reporting date, and any change in their fair value is recorded in the Statement of Income. The Company uses the Black-Scholes valuation model to determine the values of the warrants. Inputs used in this model include our stock price and risk-free interest rate. The primary reason for the change in value of the aforesaid warrants has been the change in the market value of our common stock on the measurement dates. To the extent that the market value of our common stock rises or declines in future periods, the Company may continue to experience significant gains or losses resulting from the fair value adjustments of Series A Warrants and Series B Warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this quarterly report. In addition to historical information, this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These statements include, among other things, statements concerning:

·	Our expectations relating to the growth of our business and revenue;

·	Our expectations concerning future traffic trends;

·	Our expectations concerning future revenue per 1,000 page views (“RPM”) trends;

·
Our plans to continue investing resources in our core platform in areas such as content quality, maintaining and improving search engine optimization, performance, scalability, and usability, as well as creating an Application Programming Interface for Answers.com;

·
Our plans to continue our investment in the French, Italian, German and Spanish, or “FIGS”, language  versions of WikiAnswers and our belief that this area will be critical to our growth in future years;

·	Our plans surrounding mobile Answers.com access;

·	Our plans to further address the social answers space by more tightly integrating the question-answering process with popular social networks;

·	Our intention to expand the amount of video content we display on Answers.com;

·	Our expectation that FIGS will contribute materially to 2011 revenue;

·	Our expectations concerning seasonality and traffic patterns in the future;

·	Our expectation that pay-per-performance, also known as cost-per-click (“CPC”) ads will continue to generate the overwhelming majority of our revenue;

·	Our expectation to grow our research and development team in 2010;

·	Our expectations regarding future cash flows from operations; and

·	Our belief that we have sufficient cash and cash equivalents to meet our working capital and operating requirements for at least the next twelve months;

as well as other statements concerning our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this quarterly report, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given the risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Introduction

This Management discussion and analysis, or MD&A, is divided into sections entitled “General,” “Results of Operations,” “Liquidity and Capital Resources,” “Off Balance Sheet Arrangements,” “Critical Accounting Estimates” and “Quarterly Results”. The “General” section contains information regarding our business and recent events as well as background and commentary regarding the revenue and expense captions that comprise our Statement of Operations. The “Results of Operations” section is our commentary on this quarter’s results of operations compared to the same period in the preceding year. All of the sections herein should help provide a better understanding of how our performance during the first quarter of 2010 compares to the same period in 2009.

GENERAL

We own and operate Answers.com, a leading Q&A site, dedicated to providing useful answers to questions about anything. Answers.com includes WikiAnswers and ReferenceAnswers. WikiAnswers is a community-generated social knowledge Q&A platform, leveraging wiki-based technologies. Through the contributions of the community, our questions and answers are continuously growing, improving and being updated. ReferenceAnswers provides trusted editorial content on millions of topics licensed from what we believe to be the world’s top reference publishers. ReferenceAnswers provides the best results for simple questions of the who-is, what-is variety. More complex questions are better handled by WikiAnswers. Our goal is to become the dominant and recognized market leader for answers on the Internet.

According to our internal estimates, Answers.com generated 11.7 million average daily page views in the first quarter of 2010 compared to 8.3 million average daily page views in the same period in 2009. According to comScore, under its new hybrid audience measurement methodology, Answers.com had 51.2 million unique visitors in the U.S. in March 2010, ranking the site number 18 among the top U.S. Web properties for that month. Also according to comScore, Answers.com had approximately 76 million unique visitors worldwide in March 2010, ranking us number 33 worldwide.

References to Web Property Usage Measurements

We gauge the effectiveness of our monetization efforts and trends by measuring our revenue per thousand page views, or RPM. Throughout this Quarterly Report, we refer to estimates of traffic, or page views, whose source is HBX Analytics, a tag-based Web analytics system offered by Omniture, Inc., (“Omniture”). Traffic measurements from this system are generated by our placement of tags on our Web pages. The Omniture system then independently generates traffic metrics.

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

Certain comScore clients have moved to a full-hybrid measurement methodology, while others have moved to partial hybrid status, or have yet to implement hybrid measurement. Direct comparison of a ranking post-hybrid implementation vs. pre-hybrid implementation may not reflect the actual change in the site's ranking or audience size over time. The comScore data presented in this report for Answers.com is based on full hybrid measurement.

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

FIGS Language Versions of WikiAnswers

In the third quarter of 2009 we launched FIGS language versions of WikiAnswers. In 2010 we plan to continue our investment in the FIGS versions of WikiAnswers. Our strategy will capitalize on the needs of users around the globe who are searching for answers online and will leverage our core strengths: community building and Q&A space. We plan on leveraging our large and dynamic English language database to grow our foreign language versions, by selectively translating some of the over 8 million answered questions we have in our WikiAnswers English language database. Our largest competitor already has successful international sites and receives much of its traffic from those sites, thus we view this area as critical to our future growth, internationally. FIGS is still in its infancy and thus accounted for only $7 thousand of our WikiAnswers revenue during the first quarter of 2010.

How we Generate Revenue

Traffic

Our revenue is driven by the traffic generated by Answers.com and our ability to effectively monetize that traffic. Search engines, primarily Google, are responsible for most of the traffic to Answers.com. Users submit queries and search engines respond by generating a list of Web pages that they deem likely to offer the most relevant content. When an Answers.com page ranks high in the algorithmic systems of search engines, our results are more likely to be accessed by users. For the three months ended March 31, 2009 and 2010, according to our internal estimates, this source of traffic represented approximately 81% and 91%, respectively, of Answers.com’s traffic.

The balance of the traffic arriving at Answers.com in those periods originated from direct usage, i.e., users visiting our home page and/or navigating within Answers.com, and, in 2009, from users who clicked on Google’s Definition Link feature, which has since been discontinued.

Search engines could change their algorithms that direct search queries to Answers.com or other web properties. We have previously experienced decreases in traffic, and consequently in revenue, in response to such search engine action. Our efforts to maintain and increase the volume of this traffic are commonly referred to by the industry as search engine optimization, or SEO. We often refer to traffic from search engines as “SEO traffic”.

Search algorithms used by search engines are designed to offer users the best results to the queries searched. For this reason, the level of quality of content offered by Websites plays an important role in determining whether a search engine will include links to any given Website on its result page. Particularly in light of the enormous amount of user-generated content offered on Answers.com via the WikiAnswers component, in the event the quality of content on Answers.com pages does not improve and/or if it deteriorates, our pages may rank lower in the algorithmic systems of search engines. Lower ranking content could cause Answers.com’s results to be less likely to be accessed by users, resulting in traffic declines.

Seasonality

Our results of operations have historically been affected by seasonal traffic patterns and advertising demand. Many of our users are students who utilize Answers.com as reference sources. Our traffic fluctuates with the academic school year, rising from January through May, falling to lower levels during the summer months, rising again in September through November, and falling again in December, coinciding with school breaks and the holiday season. We expect traffic to Answers.com to continue to fluctuate seasonally in the future. This seasonal fluctuation in traffic results in a fluctuation in our quarterly revenues, since lower traffic to Answers.com translates into fewer users clicking on or viewing the advertisements we display. Our current seasonal patterns may become more pronounced or may change as we grow Answers.com. Further, our foreign-language versions of WikiAnswers are not yet material to our overall traffic. As those versions grow, we may find that our current seasonal patterns will change.

Monetization

Advertising Revenue. We earn practically all of our revenue from advertising. There are two primary categories of Internet advertising: pay-per-performance, also known as cost-per-click CPC, and pay-per-impression display ads or cost per 1,000 impressions (“CPM”). In the CPC model, we earn revenue based on the number of clicks associated with an ad; in the CPM model, we derive revenue from the display of ads. The overwhelming majority of our advertising revenue is earned from CPC advertising. We obtain all of our CPC, and most of our CPM advertisements from third-party ad networks. These ad networks compensate us by paying us a portion of the revenue they earn from advertisers for our provision of promotional space on our Web properties.

Our primary third party ad network, Google, accounted for approximately 88% of our total revenue in the first quarter of 2010, as compared to approximately 91% of our total revenue for the same period in 2009. We obtain practically all our CPC ads from Google. In addition to Google, we utilize the services of other third party ad networks that provide us with CPM ads. We expect that for the foreseeable future, CPC ads will continue to generate the overwhelming majority of our revenue, and we have no plans to reduce our reliance on CPC ads.

Our relationship with Google is governed by our Google Services Agreement, or GSA, which terminates January 31, 2012. We participate in two Google AdSense programs, “Adsense for Search” or “AFS” and “Adsense for Content” or “AFC”. AFS is the online service for distributing relevant ads from Google’s advertisers for search results on Google Network members’ sites. AFC, on the other hand, is Google’s online service for distributing ads from its advertisers that are relevant to content on its Network members’ web sites. Under this program, Google uses automated technology to analyze the meaning of the content on the web page and serve relevant ads based on the meaning of such content. WikiAnswers pages are almost always monetized via AFC ads, while ReferenceAnswers pages are mostly monetized via AFS ads.

Licensing Revenue. We earn a negligible portion of our revenues from partners that pay us for providing them with our answer-based services that they then use in their own products, via co-branded Web pages.

Costs and Expenses

Cost of Revenue

Cost of revenue consists of compensation, travel and overhead costs relating to personnel who are engaged in production operations, direct content creation, editing and integration. Additionally, this expense line includes, fees to third parties to license and translate content, data center costs, including depreciation of information technology assets, Web search service fees, ad serving fees, amortization of the cost of acquired software used in our products, and contractual revenue sharing fees to various Web property operators for visitors directed to our Web properties, or traffic acquisition costs.

Research and Development Expenses

Research and development expenses consist of compensation, travel and overhead costs of personnel conducting research and development of our products and services, and consulting costs. Our research and development team works primarily on projects to improve and enhance product functionality, quality, performance, scalability, user interface, and monetization.

Community Development and Marketing Expenses

Community development and marketing expenses consist of compensation, travel and overhead costs of personnel in charge of developing and encouraging the WikiAnswers community of users asking and answering questions, product management and marketing.  Additionally, this expense line includes fees for marketing and market information services, public relations and promotional costs.

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

Stock-Based Compensation

New employees typically receive stock option awards within three months of their employment date. We also grant additional stock option awards to existing employees and directors. We account for stock-based awards under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation” , which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period awards are expected to vest. Costs resulting from stock-based compensation are part of our compensation expense and are included in the operating expense categories in our Statements of Operations.

Impact of Foreign Currency Fluctuations

The dollar cost of our operations is heavily influenced by changes in the value of the dollar in relation to the New Israeli Shekel (“NIS”), mostly due to the NIS-based salaries of our Israel-based employees. Close to half of our operating expenses, excluding non-cash items such as stock-based compensation, are denominated in New Israel Shekels. We enter into forward contracts to hedge some of our NIS-based expenses. Prior to May 2009, these derivatives were not designated as hedging instruments under the rules of ASC 815, “Derivatives and Hedging”, and therefore, the net gains (losses) arising from these derivatives were recognized in operating expenses as they occurred. Starting May 2009, we designated all of our currency hedging activities as cash flow hedges as they were all eligible. Thus, the change in those hedges are recorded as other comprehensive income (loss), and are reclassified to earnings as the forward contracts mature or if, and to the extent that the hedging relationship is deemed ineffective.

In the first quarter of 2010, compensation, excluding stock-based compensation (thereafter, “Cash-Based Compensation”), to employees amounted to $2,181 thousand compared to $1,728 thousand during the same period in 2009, a net increase of $453 thousand or 26%. As a result of the weakening of the dollar as compared to the NIS, Cash-Based Compensation in the first quarter of 2010 increased approximately $129 thousand, as compared to the same period in 2009. The remaining increase of $324 thousand is due to increases in headcount and raises.

Our period-over-period discussion regarding operating expenses includes the impact of foreign currency on such expenses. We expect our NIS-based expenses in 2010, to be in excess of 2009 levels. If the dollar continues to fluctuate as compared to the NIS, we will experience fluctuation in the dollar amount of our NIS-based expenses.

Interest Income (Expense), Net

Interest income (expense), net, is comprised of interest income earned on cash, cash equivalents and marketable securities, and interest expense on capital leases, transaction costs we incurred in connection with the issuance of the Series B Warrants in June 2009 and amortization of deferred costs we incurred in connection with the issuance of the Series B Unit Warrant, in June 2008.

Other Income (Expense), Net

Other income (expense), net, is comprised of foreign currency gains and losses.

Gain Resulting from Fair Value Adjustment of Warrants

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

Redpoint Financings

On June 16, 2008, pursuant to a private placement of our securities, Redpoint purchased $6 million of our Series A Convertible Preferred Stock (60,000 shares), initially convertible into 1,333,333 shares of common stock at a conversion price of $4.50 per share, along with Common Stock Purchase Warrants exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share (“Series A Warrants”). In conjunction therewith, Redpoint also received a warrant, referred to as the “Series B Unit Warrant”, exercisable until June 16, 2009, to purchase units of up to $7 million of Series B Convertible Preferred Stock (70,000 shares) and Common Stock Purchase Warrants exercisable for 636,364 shares of common stock (“Series B Warrants”). The Series B Convertible Preferred Stock is initially convertible into 1,272,727 shares of common stock at an initial conversion price of $5.50 per share. The Series B Warrants have an exercise price of $6.05 per share. On June 10, 2009, Redpoint exercised the Series B Unit Warrant, in full.

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

The Series A Convertible Preferred Stock has the rights and preferences set forth in our Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock, which, amended our Amended and Restated Certificate of Incorporation on June 16, 2008. The Series B Convertible Preferred Stock has the rights and preferences set forth in the Company’s Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock which amended the Company’s Amended and Restated Certificate of Incorporation on June 9, 2009. For a detailed description of the rights and preferences of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, we refer you to the notes to the financial statements contained in our annual report.

In connection with the Redpoint Financings, Redpoint received and exercised their right to appoint two individuals to serve as voting members of our board of directors.

Income Tax Benefit (Expense), Net

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating and amortizing property, equipment and intangible assets and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes, and from certain income and expense items recorded for income tax purposes but not recognizable for financial reporting purposes. In addition, our income tax benefit (expense) has been adjusted for the effect of state and local taxes and foreign income from our wholly owned subsidiary. At March 31, 2010, our deferred tax assets were almost entirely offset by a valuation allowance. While we had taxable income in 2009 and the first quarter of 2010, we have experienced a cumulative loss in recent years and our revenue model continues to be subject to fluctuations and volatility that impact our ability to accurately forecast our future expected profitability.  We continue to view these factors as significant pieces of negative evidence that make it difficult to support a conclusion that expected taxable income from future operations justifies recognition of deferred tax assets. Notwithstanding, we will continue to monitor our profitability as well as the extent of fluctuations and volatility and their impact on our revenue model. As more information accumulates and to the extent that we continue to experience sustained profitability in future periods, we will consider if and when a reversal will be appropriate.

Our Israeli subsidiary had net income in 2009 and the first quarter 2010, resulting from services we received from the Israeli subsidiary. The Israeli subsidiary charges us for research & development it provides us, plus a profit margin, currently 8.3%. However, the subsidiary operates primarily through plans recognized as “approved enterprises” (and a “beneficiary enterprise” as later amended in amendment No. 60 to the Investment Law) under Israeli law, which means that income arising from the subsidiary’s approved research & development activities, is subject to zero percent tax under the “alternative benefit” path for a period of ten years. Currently, the subsidiary operates under two separate “approved enterprise” plans, the first one which ended on December 31, 2009 and the second ending December 31, 2014, and a “beneficiary enterprise” plan ending December 31, 2017.  After the close of the first approved enterprise plan in 2009, the subsidiary will have to pay taxes at the regular corporate income tax rate on the relative proportion of taxable income attributable to the first approved enterprise plan.

Additionally, the Israeli subsidiary provides Answers Corporation with certain management services which it charges at cost plus a profit margin, currently 8.3%. Income derived from such services is taxable at the Israeli corporate tax rate in effect at the time (26% and 25% in 2009 and 2010, respectively).

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

RESULTS OF OPERATIONS

Revenue

	Three Months Ended March 31
	2009	2010	Change
	($ - in thousands)

WikiAnswers advertising revenue	3,162	4,489	1,327
ReferenceAnswers advertising revenue	1,567	1,218	(349)
Licensing revenue	18	19	1
	4,747	5,726	979

Revenue increased $979 thousand, or 21%, from $4,747 thousand for the first quarter of 2009 to $5,726 thousand for the first quarter of 2010.

WikiAnswers’ advertising revenue in the first quarter of 2010 increased $1,327 thousand, or 42%, compared to the same quarter in 2009, due to increased traffic, offset to some extent by lower RPM. WikiAnswers average daily page views in the first quarter of 2010 were 8,995,000, an increase of 69% compared to the average daily page views of 5,337,000 in the same quarter in 2009. We believe that the traffic growth that WikiAnswers experienced in the first quarter of 2010 as compared to the same period in 2009 has been primarily due to the dynamics of the property. As our database of questions and answers has grown, we draw new traffic, primarily from SEO, which in turn has resulted in the creation of new questions and answers, or new content, which in turn has driven additional growth. The growth in revenue from the aforesaid traffic growth was partially offset by a decrease in our RPM. The average WikiAnswers RPM in the first quarter of 2010 was $5.55, a decrease of 16% compared to the average RPM of $6.58, in the same quarter in 2009. The decrease in RPM resulted from a decrease in the RPM we earn from Google AdSense. A very minor portion of the decline in Google Adsense RPM is attributable to the terms of our renewed GSA, which became effective in February 2010, while most of that decline is attributable to any or a combination of a number of possible factors, including, changes we made to the site, changes that Google may have made to the AdSense algorithm that connects advertisers and publishers and changes in how advertisers may have managed their advertising costs in response to uncertain economic conditions.

ReferenceAnswers’ advertising revenue in the first quarter of 2010 decreased $349 thousand, or 22%, compared to the same period in 2009, due to lower traffic and RPM. ReferenceAnswers average daily page views in the first quarter of 2010 were 2,737,000, 8% less than average daily page views of 2,982,000 during the same period in 2009. The loss of the Google definition link in the fourth quarter of 2009 can be attributed as the cause of that decline. ReferenceAnswers traffic in the first quarter of 2010 is actually approximately 7% higher than ReferenceAnswers traffic in the same quarter in 2009, excluding the Google definition link traffic. ReferenceAnswers RPM in the first quarter of 2010 was $4.94, a decrease of 15%, compared to the RPM of $5.84 in the same period in 2009. The decrease in RPM resulted from a decrease in the RPM we earn from Google AdSense of approximately 22%, offset somewhat by higher RPM from network ads. Unlike WikiAnswers, we attribute a significant portion of the decline in Google Adsense RPM to the terms of our renewed GSA. Since most of ReferenceAnswers revenue is earned via AFS rather than AFC, it was impacted differently than WikiAnswers by the GSA’s modified terms. Notwithstanding the known impact of the GSA on ReferenceAnswers, the possible factors discussed above with respect to the Google AdSense RPM on WikiAnswers are the same factors that may have also played a role in determining ReferenceAnswers’ Google AdSense RPM.

As described in further detail above, in September 2009, we announced the launch of the new Answers.com, in recognition of our integration of WikiAnswers and ReferenceAnswers. The product strategy guiding such integration was our desire to give users a common address for the best answers to all types of questions – be they community-generated from WikiAnswers, or editorially licensed from ReferenceAnswers. In September 2009, we took our final step in this integration by creating a new unified Answers.com home page and login, integrating features from both properties, and making other changes in our user interface to strengthen our positioning as having one dominant product and brand, Answers.com, comprised by two properties, WikiAnswers and ReferenceAnswers. Since the new unified Answers.com home page was designed to give prominence to WikiAnswers and to encourage users to enter their questions into the site’s query bar, beginning September 2009, visits to that page, which, at such time, averaged approximately 175,000 per day, are being recorded as a WikiAnswers page-view rather than a ReferenceAnswers page-view, contrary to the previous practice.

FIGS accounted for $7 thousand of our WikiAnswers revenue during the first quarter of 2010.

Traffic and Revenue Discussion

The following table illustrates the historical trends of our two Web properties’ revenues, average daily page views and RPMs, by quarter, beginning the first quarter of 2009.

	2009				2010
	Q1	Q2	Q3	Q4	Q1

Ad Revenue ($ - in thousands)

WikiAnswers	3,162	3,400	3,422	4,470	4,489
ReferenceAnswers	1,567	1,585	1,548	1,530	1,218
Total	4,729	4,985	4,970	6,000	5,707

WikiAnswers	67%	68%	69%	75%	79%
ReferenceAnswers	33%	32%	31%	25%	21%
Total	100%	100%	100%	100%	100%

Traffic Average Daily Page Views

WikiAnswers	5,337,000	6,082,000	6,336,000	8,199,000	8,995,000
ReferenceAnswers	2,982,000	2,965,000	2,857,000	2,737,000	2,737,000
Total	8,319,000	9,047,000	9,193,000	10,936,000	11,732,000

WikiAnswers	64%	67%	69%	75%	77%
ReferenceAnswers	36%	33%	31%	25%	23%
Total	100%	100%	100%	100%	100%

RPM
WikiAnswers	$6.58	$6.14	$5.87	$5.93	$5.55
ReferenceAnswers	$5.84	$5.87	$5.89	$6.08	$4.94

The traffic and RPM trend discussion that follows pertains to our Answers.com English site and not the FIGS sites that are currently in their infancy.

Since we purchased WikiAnswers in November 2006, the Web property has grown significantly, both in terms of traffic and revenue. We believe that the growth that WikiAnswers has experienced has been primarily due to the dynamics of the property. As our database of questions and answers has grown, we have drawn new traffic, primarily from SEO, which in turn has resulted in the creation of new questions and answers, or new content, which has driven additional growth. WikiAnswers’ growth has, over time, decelerated, and we believe that its rate of growth will decelerate further as a result of a number of possible factors, including the difficulty of maintaining growth rates as our traffic increases to higher levels.

ReferenceAnswers average daily page views in the first quarter of 2010 were 8% lower, than the average daily page views for the same period in 2009. The reason for this decline was the loss of the Google definition link in the fourth quarter of 2009. ReferenceAnswers traffic in the first quarter of 2010 is actually approximately 7% higher than ReferenceAnswers traffic in the same quarter in 2009, excluding the Google definition link traffic. Notwithstanding, we are presently not able to identify a predictable traffic trend for this property.

As noted earlier, 88% of our revenue in the first quarter of 2010 was earned via Google AdSense. Since we are not planning to change this dependence anytime in the near future, our RPM will largely be a function of the revenue we earn from Google AdSense. We renewed our GSA in October 2009, extending the agreement through January 2012, at financial terms that are slightly less favorable to our overall business than the terms we had for the two-year period ending January 31, 2010, therefore, barring any other factors; we would expect a slightly lower Google AdSense RPM for Answers.com in 2010. However, we believe that there are many other factors, any one of which or a combination thereof, that may impact our Google AdSense revenue, including changes we make to the site, positioning of ads, the geographic mix of our traffic, the growing percentage of returning visitors and changes that Google may make to the algorithm that connects advertisers and publishers. In addition, advertisers may lower or increase their bids for keywords in response to how much they are able to make per paid click. Finally, the increasing maturity of the online advertising market and weak economic conditions could negatively affect the growth rate of our RPM. As a result of the multiple possible factors, many of which are not in our control, we cannot predict whether the RPM declines we have generally seen over the last several quarters will continue during the rest of 2010. Notwithstanding, we experinced an RPM decline of approximately 7% in April 2010, as compared to the RPM during the first quarter of 2010.

Costs and Expenses

Cost of Revenue
	Three Months Ended March 31
	2009	2010	Change
	($ - in thousands)

Cost of revenue	1,059	1,437	378

Cost of revenue increased $378 thousand, or 36%, from $1,059 thousand in the first quarter of 2009, to $1,437 thousand for the same period in 2010. The change in cost of revenue was due primarily to an increase of $111 thousand in compensation costs, excluding stock based compensation, due to increased headcount and raises, an increase of $122 thousand in data center costs and a $29 thousand increase in overhead expenses. Additionally, at the end of 2009 we started translating WikiAnswers into FIGS language versions of WikiAnswers. Thus, we incurred translation expenses of $251 thousand in the first quarter of 2010, an expense we did not incur in the same period in 2009. The aforesaid increases were partially offset by decreases in content licensing, recruiting fees and use taxes, which, in aggregate, amounted to $123 thousand and a decrease of $6 thousand in stock-based compensation.

Research and Development Expenses

	Three Months Ended March 31
	2009	2010	Change
	($ - in thousands)

Research and development	873	1,061	188

Research and development expenses increased $188 thousand, or 22%, from $873 thousand in the first quarter of 2009, to $1,061 thousand for the same period in 2010. The change in research and development expenses was due primarily to an increase of $176 thousand in compensation related expenses, excluding stock based compensation, due to increased headcount and raises, and an increase in overhead expenses of $22 thousand. The aforesaid increases were partially offset by a decrease of $10 thousand in stock-based compensation.

Community Development and Marketing Expenses

	Three Months Ended March 31
	2009	2010	Change
	($ - in thousands)

Community development and marketing	499	744	245

Community development and marketing expenses increased $245 thousand, or 49%, from $499 thousand in the first quarter of 2009, to $744 thousand, for the same period in 2010. The primary factors that caused this increase was that compensation related expenses, excluding stock based compensation, increased $119 thousand, due to increased headcount and raises, and promotional and marketing costs, including WikiAnswers community events and public relations firm fees, increased $95 thousand. Stock based compensation increased $1 thousand.

General and Administrative Expenses

	Three Months Ended March 31
	2009	2010	Change
	($ - in thousands)

General and administrative	1,219	1,257	38

General and administrative expenses increased $38 thousand, or 3%, from $1,219 thousand in the first quarter of 2009, to $1,257 thousand for the same period in 2010. The change in general and administrative expenses was due primarily to the following factors: Compensation costs, excluding stock based compensation, increased by $46 thousand, due to raises, expenses with regard to investor relations increased by $23 thousand, and non-income related taxes increased by $50 thousand. The aforesaid increases were partially offset by decreases of $20 thousand in accounting and legal fees, $59 thousand in stock based compensation, and $23 thousand in amortization expenses of intangible assets, since a WikiAnswers covenant not to compete was fully amortized in October 2009.

Interest Income (Expense), Net

	Three Months Ended March 31
	2009	2010	Change
	($ - in thousands)

Interest income (expense), net	(87)	11	98

Interest income (expense), net, changed by $98 thousand, from $(87) thousand expense, net, in the first quarter of 2009, to $11 thousand income, net, for the same period in 2010. The change in interest income (expense), net, resulted mostly from the following matters: In the first quarter of 2009, we recorded $91 thousand of amortization relating to $363 thousand of transaction costs that we incurred in connection with the Series B Unit Warrant in June 2008, which were fully amortized by the end of the second quarter of 2009. Also, interest earned from our cash and cash equivalents and marketable securities in the first quarter of 2010 was $13 thousand, compared to $5 thousand for the same period in 2009, due to larger balances.

Other Income (Expense), Net

	Three Months Ended March 31
	2009	2010	Change
	($ - in thousands)

Other income (expense), net	15	(8)	(23)

Other income (expense), net, changed $23 thousand, from $15 thousand net income in the first quarter of 2009, to $(8) thousand net expense in 2010.  Other income (expense), net, results from foreign currency net gains and losses.

Gain Resulting from Fair Value Adjustments of Warrants

	Three Months Ended March 31
	2009	2010	Change
	($ - in thousands)

Gain resulting from fair value adjustment of warrants	2,010	615	(1,395)

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

Income Tax Benefit (Expense), Net

	Three Months Ended March 31
	2009	2010	Change
	($ - in thousands)

Income tax benefit (expense), net	6	(91)	(97)

Income tax benefit (expense), net, changed by $97 thousand, from $6 thousand tax benefit in the first quarter of 2009 to $(91) thousand tax expense in the same period in 2010. The change in tax expense was primarily the result of increased estimated taxes to federal and state and local authorities of $32 thousand compared to the same period last year. Furthermore, the first of the approved enterprise programs of our Israeli subsidiary expired at the end of 2009; consequently, Israeli income taxes for the first quarter of 2010 have been estimated to increase by approximately $25 thousand over the same period in 2009.  In addition, during the first quarter of 2010, the Israeli Subsidiary recognized an increase in its deferred tax assets resulting in an income tax benefit of approximately $8 thousand as compared to the $52 thousand tax benefit that had been recorded in the first quarter of 2009.

We had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $53 million at December 31, 2009. The federal NOLs will expire if not utilized on various dates from 2021 through 2028. Section 382 of the Internal Revenue Code of 1986 (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. We estimate two ownership changes, as defined under Section 382, have occurred, that would trigger this limitation. Based on our current estimates and assumptions, we may currently use approximately $36 million of our accumulated NOLs.  The remaining approximate $17 million NOL is available to offset taxable income in an amount of approximately $1.4 million per year. Any unused portion of the $1.4 million is available for use in future years until such NOL is scheduled to expire. The Subsidiary has capital loss carryforwards of approximately $790 thousand, which can be applied to future capital gains for an unlimited period of time under current tax rules.

We file federal income tax returns in the U.S., as well as various state & local and foreign jurisdictions tax returns. We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2006. Our Israeli subsidiary is no longer subject to foreign income tax examinations by tax authorities for years prior to 2007 but is currently undergoing an audit by the Israeli tax authorities for the tax years 2007 and 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our principal ongoing source of operating liquidity is the cash generated by our advertising revenue. In addition, we are highly liquid due to the $11.9 million we raised from the Redpoint Financings that took place in June 2008 and June 2009.

	Three Months Ended March 31
	2009	2010
	($ - in thousands)

Net cash provided by operating activities	1,241	1,569
Net cash used in investing activities	(219)	(3,628)
Net cash used in financing activities	(102)	(168)

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

Net income in the first quarter of 2010 was $1,754 thousand, and net cash provided by operations was $1,569 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling items are the non-cash gain resulting from the fair value adjustment of the warrants of $615 thousand, stock-based compensation of $313 thousand, and depreciation and amortization of $300 thousand.

Investing Activities

Net cash used in investing activities of $219 thousand, in the first quarter of 2009, is attributable to cash used for capital expenditures of $212 thousand, and cash used to increase long-term deposits of $7 thousand.

Net cash used in investing activities of $3,628 thousand, in the first quarter of 2010, is attributable almost entirely to cash used to purchase marketable securities of $3,516 thousand, and capital expenditures of $118 thousand.

Financing Activities

Cash flow used in financing activities of $102 thousand in the first quarter of 2009, stems from $91 thousand of dividend payments and a $19 thousand repayment of a capital lease obligation, less $8 thousand of net proceeds from the exercise of stock options.

Cash flow used in financing activities of $168 thousand in the first quarter of 2010, stems from $194 thousand of dividend payments and a $20 thousand repayment of a capital lease obligation, less $46 thousand of net proceeds from the exercise of stock options.

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

The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock issued in connection with the Redpoint Financings, contain redemption provisions which allow the holders of a majority of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock to request redemption, at any time on or after June 16, 2014, of all or any part of their stock.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2010, there were no off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2008 and 2009, and our unaudited financial statements for the quarters ended March 31, 2009 and 2010, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Goodwill, Intangibles and Other Long-Lived Assets

We account for our purchases of acquired companies in accordance with ASC 805, “Business Combinations )formerly SFAS 141(, and for goodwill and other identifiable definite and indefinite-lived acquired intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other” (formerly SFAS 142, “Goodwill and Other Intangible Assets”). Additionally, we review our long-lived assets for recoverability in accordance with ASC 360, “Property, Plant and Equipment” (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”).

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

As of March 31, 2010, we determined that there were no events or changes in circumstances indicating that the carrying amount of our intangible and other long-lived assets may not be recoverable; therefore, there was no need to evaluate the recoverability or compute impairment of any of the aforesaid assets.

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

We determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which requires significant assumptions regarding the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We estimate our expected stock volatility based on our own historical stock volatility rates. Had we made different assumptions about our stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense, and our net income (loss) and net earnings (loss) per share amounts could have been significantly different than reported amounts.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At March 31, 2010, we have fully offset our U.S. net deferred tax asset with a valuation allowance. While we had taxable income in 2009 and the first quarter of 2010, we have experienced a cumulative loss in recent years and our revenue model continues to be subject to fluctuations and volatility that impact our ability to accurately forecast our future expected profitability.  We continue to view these factors as significant pieces of negative evidence that make it difficult to support a conclusion that expected taxable income from future operations justifies recognition of deferred tax assets. Notwithstanding, we will continue to monitor our profitability as well as the extent of fluctuations and volatility and their impact on our revenue model. As more information accumulates and to the extent that we continue to experience sustained profitability in future periods, we will consider if and when a reversal will be appropriate.

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

We have not provided U.S. and Israeli income taxes and withholding taxes on the undistributed earnings of our Israeli subsidiary as of March 31, 2010 because we intend to permanently reinvest such earnings outside the U.S. As of March 31, 2010, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $4.6 million. We make an evaluation at the end of each reporting period as to whether or not the undistributed earnings of our foreign subsidiary are permanently reinvested. While, to date, we have concluded that such undistributed earnings are permanently reinvested, facts and circumstances may change in the future. Changes in facts and circumstances may include a change in the estimated capital needs of our foreign subsidiaries, or a change in our corporate liquidity requirements. Such changes could result in our management determining that some or all of such undistributed earnings are no longer permanently reinvested. In that event, we would be required to recognize income tax liabilities on the assumption that our foreign undistributed earnings will be distributed to the U.S.

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

As a result of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (incorporated in ASC 815–40), effective January 1, 2009, and due to the Down-Round Protection of the Series A Warrants, such warrants are, effective January 1, 2009, separately accounted for as a derivative under ASC 815 and are no longer recorded in equity but rather as a liability to be revalued at each reporting date.

On June 10, 2009, Redpoint exercised, in full, the Series B Unit Warrant, which was valued at approximately $10.8 million on such date, thus extinguishing this liability from our balance sheet through a corresponding increase to additional paid-in capital. In accounting for the Series B Financing, the proceeds were first allocated to the Series B Warrants which were classified as a liability, based on its fair value, and the residual amount was allocated to the Series B Convertible Preferred Stock, all in accordance with the guidance in ASC 480, ASC 815 and ASC 815-40. The Series B Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in ASC 480-10-S99A.

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

QUARTERLY RESULTS

The following table sets forth our historical quarterly consolidated statement of operations data and certain non-GAAP financial measures beginning with the first quarter of 2009. You should read this information together with our consolidated financial statements and the related notes appearing elsewhere in our filings. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarter Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009	Mar. 31, 2010
	(in thousands, except page views and RPM data)

Revenues:
Advertising revenue	$4,729	$4,985	4,970	$6,000	$5,707
Answers services licensing	18	19	17	17	19
	4,747	5,004	4,987	6,017	5,726
Costs and expenses:
Cost of revenue	1,059	1,166	1,264	1,307	1,437
Research and development	873	817	921	997	1,061
Community development and marketing	499	558	621	781	744
General and administrative	1,219	1,248	1,201	1,231	1,257

Total operating expenses	3,650	3,789	4,007	4,316	4,499

Operating income (loss)	1,097	1,215	980	1,701	1,227

Interest income (expense), net	(87)	(362)	4	5	11
Other income (expense), net	15	(9)	(5)	5	(8)
Gain (loss) resulting from fair value adjustment of warrants, net	2,010	(4,385)	(999)	740	615

Income (loss) before income taxes	3,035	(3,541)	(20)	2,451	1,845

Income tax benefit (expense), net	6	(78)	(50)	(43)	(91)

Net income (loss)	$3,041	$(3,619)	$(70)	$2,408	1,754

Other Data:
Adjusted EBITDA(1)	$1,744	$1,895	$1,708	$2,389	$1,840

WikiAnswers average daily page views	5,337,000	6,082,000	6,336,000	8,199,000	8,995,000
ReferenceAnswers average daily page views	2,982,000	2,965,000	2,857,000	2,737,000	2,737,000

WikiAnswers RPM	$6.58	$6.14	$5.87	$5.93	$5.55
ReferenceAnswers RPM	$5.84	$5.87	$5.89	$6.08	$4.94

(1)  We define Adjusted EBITDA as net earnings before interest, taxes, depreciation, amortization, gain (loss) resulting from fair value adjustment of warrants, stock-based compensation and foreign currency exchange rate differences.

We use Adjusted EBITDA as an additional measure of our overall performance for purposes of business decision-making, developing budgets and managing expenditures. It is useful because it removes the impact of our capital structure (interest expense and gain (loss) resulting from fair value adjustment of warrants), asset base (amortization and depreciation), stock-based compensation expenses, taxes, and foreign currency exchange rate differences from our results of operations. We believe that the presentation of Adjusted EBITDA provides useful information to investors in their analysis of our results of operations for reasons similar to the reasons why we find it useful and because these measures enhance their overall understanding of the financial performance and prospects of our ongoing business operations. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods, and peer companies in our industry.

More specifically, we believe that removing these impacts is important for several reasons:

·
Amortization of Intangible Assets. Adjusted EBITDA disregards amortization of intangible assets. Specifically, we exclude the amortization of intangible assets resulting from the acquisition of WikiAnswers and other related assets in November 2006. This acquisition resulted in operating expenses that would not otherwise have been incurred. We believe that excluding such expenses is significant to investors, due to the fact that they derive from prior acquisition decisions and are not necessarily indicative of future cash operating costs. In addition, we believe that the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. While we exclude the aforesaid expenses from Adjusted EBITDA we do not exclude revenues derived as a result of such acquisitions. The amount of revenue that resulted from the acquisition of WikiAnswers and other related assets is disclosed in the revenue discussion of this Item 2.

·
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

·
Depreciation, Interest, Gain (Loss) Resulting from Fair Value Adjustment of warrants, Taxes and Foreign Currency Exchange Rate Differences. We believe that, excluding these items from the Adjusted EBITDA measure provides investors with additional information to measure our performance, by excluding potential differences caused by variations in capital structures (affecting interest expense), asset composition, and tax positions.

Adjusted EBITDA is not a measure of liquidity or financial performance under generally accepted accounting principles, or GAAP, and should not be considered in isolation from, or as a substitute for, a measure of financial performance prepared in accordance with GAAP. Investors are cautioned that there are inherent limitations associated with the use of Adjusted EBITDA as an analytical tool. Some of these limitations are:

·	Non-GAAP financial measures are not based on a comprehensive set of accounting rules or principles;

·	Many of the adjustments to Adjusted EBITDA reflect the exclusion of items that are recurring and will be reflected in our financial results for the foreseeable future;

·	Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than us, thus limiting its usefulness as a comparative tool;

·	Adjusted EBITDA does not reflect the periodic costs of certain tangible and intangible assets used in generating revenues in our business;

·	Adjusted EBITDA does not reflect interest income from our investments in cash and investment securities;

·	Adjusted EBITDA does not reflect gains and losses from foreign currency exchange rate differences;

·	Adjusted EBITDA does not reflect interest expense and other cost relating to financing our business, including gains and losses resulting from fair value adjustment of Redpoint Venture’s warrants;

·	Adjusted EBITDA excludes taxes, which are an integral cost of doing business; and

·	Because Adjusted EBITDA does not include stock-based compensation, it does not reflect the cost of granting employees equity awards, a key factor in management’s ability to hire and retain employees.

We compensate for these limitations by providing specific information in the reconciliation to the GAAP amounts excluded from Adjusted EBITDA, as follows:

	Quarter Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009	Mar. 31, 2010
	(in thousands)

Net income (loss)	$3,041	$(3,619)	$(70)	$2,408	$1,754

Interest (income) expense, net	87	362	(4)	(5)	(11)
Foreign currency (gains) losses	(15)	9	5	(5)	8
Income tax (benefit) expense, net	(6)	78	50	43	91
Depreciation and amortization	261	299	328	302	300
Stock-based compensation	386	381	400	386	313
(Gain) loss resulting from fair value adjustment of warrants	(2,010)	4,385	999	(740)	(615)

Adjusted EBITDA	$1,744	$1,895	$1,708	$2,389	$1,840

Our 2010 Outlook

We see our business consisting of core platform plus product extensions. We plan to invest in our core platform and product extensions in 2010.

The core platform is Answers.com in English, comprised of WikiAnswers and ReferenceAnswers. We will continue to invest resources in our core platform in areas such as content quality, maintaining and improving search engine optimization, performance, scalability, and usability. In particular, we see content quality as the single biggest opportunity and challenge of WikiAnswers. To date, the essential driving force behind the growth of traffic continues to be the expansion of our database of questions and answers. Content quality plays a crucial role in our search engine rankings, as well as user experience. This fundamental relationship drives our product and community directions. We are also investing in the creation of an Application Programmer’s Interface in order to allow for the design of future product extensions and functionalities originating from third parties.

In addition to the FIGS product extension which has already commenced, there are three additional product extensions areas that we are planning in the realm of mobile, social media and video. Users are not always in front of a desktop or laptop when they need answers, and market research, as well as recent announcements by Apple, Google and others, point to the expected growth of handheld Internet access devices. We think that mobile Answers.com access could add usage, greater engagement, and brand recognition. In terms of connecting more aggressively to social media, we’ve taken first steps, in the form of our Facebook Connect solution announced in January 2010, which allows users to log into Answers.com using their Facebook, Twitter, Yahoo or Google identity. In April 2010 we introduced the alpha Twitter feature, code-named "Hoopoe” that delivers instant answers to users who tweet their Twitter questions to @AnswersDotCom or include the hashtag #AnswersDotCom. Answers.com then searches for a good match and offers a reply with a snippet and link to the full answer, if available. Our goal is to further address the social answers space by more tightly integrating the question-answering process with popular social networks. Lastly, video is another natural extension of our Web-based text solution, and we intend to expand our offering of video content to users visiting Answers.com.

None of the product extensions we are planning in 2010, including FIGS, are likely to produce significant amounts of revenue in 2010.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of March 31, 2010, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of March 31, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. (REMOVED AND RESERVED)

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

ANSWERS CORPORATION
(Registrant)

Date: May 5, 2010	By:	/s/ Robert S. Rosenschein

Robert S. Rosenschein
Chief Executive Officer

Date: May 5, 2010	By:	/s/ Steven Steinberg

Steven Steinberg
Chief Financial Officer
(Principal Financial Officer)