Form 10-K/A
period 2009-12-31
Answers CORP
filed 2010-05-11
CIK 1283073

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

Explanatory Note

On March 8, 2010, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  We received certain comments on our confidential treatment request for Exhibits 10.30 and 10.31 and we are re-filing such exhibits.  We have made no further changes to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. This Amendment does not reflect events occurring after the filing of the Form 10-K, nor does it modify or update the disclosures and information contained in the Form 10-K in any way other than described in this paragraph

PART IV

ITEM 15                      Exhibits and Financial Statement Schedules

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
Amendment No. 5 to Google Order Form, dated September 21, 2007 (Previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.20
Amendment No. 7 to Google Order Form and Google Services Agreement, dated October 13, 2009 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2009, and incorporated herein by reference)

10.21«
Amendment to Robert S. Rosenschein's Amended and Restated Employment Agreement, dated as of November 6, 2007 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.22«
Amendment to Steve Steinberg's Employment Agreement, dated as of November 6, 2007 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.23«
Amendment to Jeff Schneiderman's Employment Agreement, dated as of November 6, 2007 (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.24«
Amendment to Bruce Smith's Employment Agreement, dated as of November 6, 2007 (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.25 «
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

10.30*+	Master Services Agreement and Statement of Work with C7 Data Centers, Inc. dated March 31, 2009
10.31*+	Network Access and Data Center Services Agreement, Service Order, Network SLA and Facility Availability SLA with Net Access Corporation, Inc. dated April 19, 2008
14.1	Code of Ethics and Business Conduct (Previously filed as Exhibit 14.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)
21.1**	List of Subsidiaries
23.1**	Consent of KPMG Somekh Chaikin, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended
32.1**^	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C Section 1350
32.2**^	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15d-14(a) of the Securities and Exchange Act of 1934, as amended, and 18 U.S.C Section 1350

             * Filed herewith.

             ** Previously filed

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

Answers Corporation

By:	*
Robert S. Rosenschein
Chief Executive Officer

Date: May 11, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

* Robert S. Rosenschein	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 11, 2010

/s/ Steven Steinberg Steven Steinberg	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 11, 2010

* Mark A. Tebbe	Director	May 11, 2010

* Yehuda Sternlicht	Director	May 11, 2010

* Mark B. Segall	Director	May 11, 2010

* Lawrence S. Kramer	Director	May 11, 2010

* W. Allen Beasley	Director	May 11, 2010

* R. Thomas Dyal	Director	May 11, 2010
*By: /s/ Steven Steinberg Steven Steinberg Attorney-in-Fact