Form 10-Q
period 2010-06-30
Answers CORP
filed 2010-08-11
CIK 1283073

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Yes                             No       x

The number of the registrant’s shares of common stock outstanding was 7,961,647 as of August 9, 2010.

ANSWERS CORPORATION

FORM 10-Q

CONTENTS

INTRODUCTORY NOTE

This Report on Form 10-Q for Answers Corporation (“Answers” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” "believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, which are discussed in other sections of this Form 10-Q and in our other filings with the Securities and Exchange Commission.  These risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Answers Corporation and Subsidiary
Consolidated Balance Sheets (unaudited, in thousands except share and per share data)

	December 31	June 30
	2009	2010
	$	$
Assets

Current assets:
Cash and cash equivalents	22,234	20,904
Marketable securities	795	4,334
Short-term deposits (restricted)	-	150
Accounts receivable	2,350	2,089
Prepaid expenses and other current assets	907	918
Deferred tax asset	34	34
Total current assets	26,320	28,429

Long-term deposits (restricted)	276	284

Deposits in respect of employee severance obligations	1,756	1,853

Property and equipment at cost, net of $2,464 and $2,423 accumulated depreciation as of December 31, 2009 and June 30, 2010, respectively	1,858	1,959

Other assets:
Intangible assets, net of $657 and $719 accumulated amortization as of December 31, 2009 and June 30, 2010, respectively	797	735
Goodwill	437	437
Prepaid expenses, long-term, and other assets	167	55
Deferred tax asset, long-term	14	24
Total other assets	1,415	1,251

Total assets	31,625	33,776

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	403	517
Accrued expenses and other current liabilities	774	721
Accrued compensation	1,009	999
Capital lease obligation – current portion	82	65
Total current liabilities	2,268	2,302

Long-term liabilities:
Liability in respect of employee severance obligations	1,838	2,015
Capital lease obligation, net of current portion	24	-
Deferred tax liability	38	39
Series A and Series B Warrants	8,008	5,925
Total long-term liabilities	9,908	7,979

Commitments and contingencies

Series A and Series B convertible preferred stock: $0.01 par value; stated value and liquidation preference of $101.76 per share for the Series A and $100 per share for the Series B Convertible Preferred Stock; 6% cumulative annual dividend; 130,000 shares authorized, issued and outstanding	2,381	3,552

Stockholders' equity:
Preferred stock: $0.01 par value; 870,000 shares authorized, none issued	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 7,951,329 and 7,961,647 shares issued and outstanding as of December 31, 2009 and June 30, 2010, respectively	8	8
Additional paid-in capital	88,539	87,630
Accumulated other comprehensive income (loss)	28	(65)
Accumulated deficit	(71,507)	(67,630)
Total stockholders' equity	17,068	19,943

Total liabilities and stockholders' equity	31,625	33,776
The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary
Consolidated Statements of Operations (unaudited, in thousands except share and per share data)

	Three months ended June 30		Six months ended June 30
	2009	2010	2009	2010
	$	$	$	$

Revenues:
Advertising revenue:
WikiAnswers	3,400	3,992	6,562	8,481
ReferenceAnswers	1,585	1,012	3,152	2,230
Answers service licensing	19	16	36	35
	5,004	5,020	9,750	10,746

Costs and expenses:
Cost of revenue	1,166	1,315	2,225	2,752
Research and development	817	1,140	1,690	2,201
Community development and marketing	558	660	1,057	1,404
General and administrative	1,248	1,115	2,467	2,372
Total operating expenses	3,789	4,230	7,439	8,729

Operating income	1,215	790	2,311	2,017

Interest income (expense), net	(362)	13	(449)	24
Other income (expense), net	(9)	12	6	4
Gain (loss) resulting from fair value adjustment of warrants	(4,385)	1,468	(2,375)	2,083

Income (loss) before income taxes	(3,541)	2,283	(507)	4,128

Income tax expense, net	(78)	(160)	(72)	(251)

Net income (loss)	(3,619)	2,123	(579)	3,877

Net income (loss) attributable to common shares:

Basic	$(4,055)	$1,008	$(1,354)	$1,741
Diluted	$(4,158)	$(127)	$(1,457)	$179

Net income (loss) per common share:

Basic	(0.51)	0.13	(0.17)	0.22
Diluted	(0.53)	(0.02)	(0.18)	0.02

Number of shares used in computing net income (loss) per common share:

Basic	7,888,530	7,960,361	7,880,645	7,957,343
Diluted	7,920,468	8,374,212	7,896,614	8,707,041

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary
Consolidated Statements of Cash Flows (unaudited, in thousands)

	Six months ended June 30
	2009	2010
	$	$
Operating activities:

Net income (loss)	(579)	3,877

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	556	611
Increase in deposits in respect of employee severance obligations	(193)	(47)
Increase in liability in respect of employee severance obligations	149	122
Stock-based compensation to employees and directors	766	593
Increase in deferred tax asset	-	(9)
Increase (decrease) in deferred tax liability	(45)	1
Fair value adjustments of warrants, net	2,375	(2,083)
Loss on disposal of property and equipment	6	21
Increase in short-term deposits	-	(150)
Gain (loss) from exchange rate differences	(16)	6
Changes in operating assets and liabilities:
Decrease in accounts receivable, and prepaid expenses and other current assets	336	197
Decrease in prepaid expenses, long-term, and other assets	20	111
Decrease in accounts payable	(231)	(48)
Increase (decrease) in accrued expenses, accrued compensation and other current liabilities	230	(139)
Net cash provided by operating activities	3,374	3,063

Investing activities:
Capital expenditures	(1,078)	(511)
Increase in long-term deposits	(7)	(9)
Purchases of marketable securities	-	(3,516)
Net cash used in investing activities	(1,085)	(4,036)

Financing activities:
Repayment of capital lease obligation	(39)	(41)
Dividends paid	(206)	(390)
Exercise of common stock options	128	59
Redpoint financing, net of issuance costs	6,480	-
Net cash provided by (used in) financing activities	6,363	(372)

Effect of exchange rate changes on cash and cash equivalents	14	15

Net increase (decrease) in cash and cash equivalents	8,666	(1,330)

Cash and cash equivalents at beginning of period	11,739	22,234

Cash and cash equivalents at end of period	20,405	20,904

Supplemental disclosures of cash flow information:
Income taxes paid	76	175
Interest paid on capital lease obligations	4	3

Non-cash investing activities:
Capital expenditures on account	128	160
Exchange of property and equipment	-	50

The accompanying notes are an integral part of these consolidated financial statements.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Business

Answers Corporation (“the Parent”), a Delaware corporation, and GuruNet Israel Ltd., its wholly-owned Israeli subsidiary (“the Subsidiary”) that provides primarily research and development services to the Parent, are collectively referred to as “the Company.” The Parent is a public company and trades on the NASDAQ Capital Market under the symbol “ANSW”.

The Company provides answer-based search services to users primarily through its website Answers.com®, which includes WikiAnswers® and ReferenceAnswersTM. The Company earns practically all of its revenue from advertising on its website.

On June 10, 2009 the Company raised $7 million, before related fees and costs, from the exercise of a second tranche warrant of a private placement offering.

As of June 30, 2010, approximately $417 thousand of the Company’s net assets were located outside of the United States.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The Company considers all available information relevant to the collectibility of the security, including past events, current conditions, and reasonable and supportable forecasts when developing estimate of cash flows expected to be collected. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment and changes in value subsequent to period-end.

Marketable Securities

The Company’s marketable securities are invested in debt instruments of the U.S. government, with a contractual maturity of less than two years.

The following table summarizes unrealized gains and losses and the fair value related to our investments in marketable securities designated as available-for-sale (in thousands):

	Aggregate cost basis	Other than temporary impairment	Unrealized gain (loss)	Fair value
	$	$	$	$

December 31, 2009	799	-	(4)	795

June 30, 2010	4,312	-	22	4,334

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

Almost all of the Company’s advertising revenue is currently obtained through the efforts of third parties and is not the result of direct contracts with advertisers. The third party is obligated to pay the Company a portion of the revenue it receives from advertisers, as compensation for the Company’s provision of promotional space on its Internet properties. Amounts received from such third parties are reflected as revenue in the period in which such advertising services are provided.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Net Earnings (Losses) per Common Share

The table below presents the computation of basic and diluted net earnings (losses) per common share:

	Three months ended June 30		Six months ended June 30
	2009	2010	2009	2010
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Basic earnings (losses) per common share computation

Numerator:
Net income (loss)	$(3,619)	$2,123	$(579)	$3,877
Series A and Series B Convertible Preferred Stock dividends	(115)	(196)	(206)	(390)
Amortization of Series A and Series B Convertible Preferred Stock discounts	(321)	(586)	(569)	(1,171)
Income attributable to Series A and Series B Convertible Preferred Stock	-	(333)	-	(575)
Net income (loss) attributable to common shares (basic)	$(4,055)	$1,008	$(1,354)	$1,741

Denominator:
Weighted average number of common shares outstanding during the period	7,880,530	7,960,361	7,880,645	7,957,343

Basic net earnings (losses) per common share	$(0.51)	$0.13	$(0.17)	$0.22

Diluted earnings (losses) per common share computation

Numerator:
Net income (loss)	$(3,619)	$2,123	$(579)	$3,877
Series A and Series B Convertible Preferred Stock dividends	(115)	(196)	(206)	(390)
Amortization of Series A and Series B Convertible Preferred Stock discounts	(321)	(586)	(569)	(1,171)
Income resulting from fair value adjustment of Series A and Series B Warrants	(103)	(1,468)	(103)	(2,083)
Income attributable to Series A and Series B Convertible Preferred Stock	-	-	-	(54)
Net income (loss) attributable to common shares (diluted)	$(4,158)	$(127)	$(1,457)	$179

Denominator:
Weighted average number of common shares outstanding during the period	7,888,530	7,960,361	7,880,645	7,957,343
Dilutive shares related to Series A and Series B Warrants	31,938	413,851	15,969	421,483
Dilutive shares related to options and stock warrants	-	-	-	328,215
Diluted common shares outstanding	7,920,468	8,374,212	7,896,614	8,707,041

Diluted net earnings (losses) per common share	$(0.53)	$(0.02)	$(0.18)	$0.02

Common stock equivalents excluded because their effect would have been anti-dilutive	2,366,009	2,951,591	2,343,502	2,629,513

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

Gains (losses) from forward and option contracts are included in operating expenses, as follows:

	Three months ended June 30		Six months ended June 30
	2009	2010	2009	2010
	$ (in thousands)		$ (in thousands)

Cost of revenue	4	2	(11)	7
Research and development	18	11	(43)	32
Community development and marketing	5	2	(10)	6
General and administrative	10	5	(26)	15
	37	20	(90)	60

As of June 30, 2010, the notional amount of the Subsidiary’s outstanding forward contracts was $2.74 million, constituting liabilities with a fair value of $60 thousand. Such liabilities are included in accrued expenses and other current liabilities as the foreign exchange forward contracts mature through February 28, 2011, and the change in fair value has been recorded as other comprehensive income (loss). The amounts recorded as other comprehensive income (loss) will be reclassified to earnings as the forward contracts mature or if, and to the extent that the hedging relationship is deemed ineffective.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 3 – Comprehensive Income (Loss)

Comprehensive income (loss) represents net income plus any revenue, expenses, gains and losses that are specifically excluded from net income and recognized directly as a component of shareholders’ equity, net of tax.

The reconciliation from net income (loss) to comprehensive income (loss) is as follows:

	Three months ended June 30		Six months ended June 30
	2009	2010	2009	2010
	$ (in thousands)		$ (in thousands)

Net Income (loss)	(3,619)	2,123	(579)	3,877

Unrealized gain (loss) on derivative and hedging activity, net	44	(121)	44	(119)
Unrealized gain on marketable securities, net	-	23	-	26

Total other comprehensive income (loss)	(3,575)	2,025	(535)	3,784

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

On June 10, 2009, Redpoint exercised its Series B Unit Warrant and purchased $7 million of the Company’s Series B Convertible Preferred Stock (the “Series B Financing”), initially convertible into 1,272,727 shares of common stock at a conversion price of $5.50 per share (the “Series B Convertible Preferred Stock”), and common stock purchase warrants exercisable for 636,364 shares of common stock at an exercise price of $6.05 per share (the “Series B Warrants”). After deducting placement agent fees and legal expenses, the Company’s net proceeds from the Series B Financing were approximately $6.48 million. The change in value of the Series B Unit Warrant from January 1, 2009 through its exercise on June 10, 2009, has been included in the statement of operations as loss resulting from fair value adjustment of warrant to purchase units of Series B preferred stock and warrants, and amounted to approximately $3.6 million and $2.1 million for the three and six months ended June 30, 2009, respectively.

The Series A and the Series B Convertible Preferred Stock are classified as temporary equity and the Series A and Series B Warrants are classified as a long-term liability on the accompanying balance sheets.

On June 30, 2010, the Company assessed the fair value of the Series A and Series B Warrants as compared to their value as of March 31, 2010 and December 31, 2009. The change in fair value has been included in the statement of operations as gain resulting from fair value adjustment of warrants, and amounted to $1,468 and $2,083 thousand for the three and six months ended June 30, 2010.

On June 30, 2009, the Company assessed the fair value of the Series A Warrants as compared to their value as of March 31, 2009 and December 31, 2008, and also assessed the fair value of the Series B Warrants as compared to their value as of June 10, 2009. The changes in fair value have been included in the statement of operations as loss resulting from fair value adjustment of warrants, and amounted to $775 and $290 thousand for the three and six months ended June 30, 2009.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5 - Series A and Series B Convertible Preferred Stock (Redeemable)

The following table summarizes the changes in Series A and Series B Convertible Preferred Stock during the six months ended June 30, 2010:

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Total
	$ (in thousands)

December 31, 2009	1,630	751	2,381

Amortizations of discounts during the period	494	677	1,171

June 30, 2010	2,124	1,428	3,552

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 – Fair Value Measurements (cont’d)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and June 30, 2010, aggregated by the level in the fair-value hierarchy within which those measurements fall:

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$ (in thousands)
Assets
Cash Equivalents	21,287	21,287	-	-
Marketable Securities	795	795	-	-
Foreign currency derivative contracts	60	-	60	-
Total Assets	22,142	22,082	60	-

Liabilities
Series A Warrants	4,000	-	-	4,000
Series B Warrants	4,008	-	-	4,008
Total Liabilities	8,008	-	-	8,008

Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$ (in thousands)
Assets
Cash Equivalents	20,291	20,291	-	-
Marketable Securities	4,334	4,334	-	-
Total Assets	24,625	24,625	-	-

Liabilities
Foreign currency derivative contracts	60	-	60	-
Series A Warrants	3,070	-	-	3,070
Series B Warrants	2,855	-	-	2,855
Total Liabilities	5,985	-	60	5,925

In addition to the above, the Company's financial instruments at December 31, 2009 and June 30, 2010, consisted of cash, accounts receivable, long term deposits, accrued expenses, accrued compensation and related liabilities. The carrying amounts of all the aforementioned financial instruments, approximate fair value.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 – Fair Value Measurements (cont’d)

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3), during the six months ended June 30, 2010:

Level 3 $ (in thousands)

Series A and B Warrants

December 31, 2009	8,008

Fair value adjustments included in statement of operations	(2,083)

June 30, 2010	5,925

Note 7 – Stockholders’ Equity

General

The following table summarizes the changes in the Company’s stockholders’ equity during the six-month period ending June 30, 2010 (in thousands):

$

December 31, 2009	17,068

Stock-based compensation	593
Amortizations of discounts for the six months ended June 30, 2010	(1,171)
Dividends	(390)
Exercise of stock options	59
Change in other comprehensive income	(93)
Net income for the period	3,877

June 30, 2010	19,943

Common Stock

During the six months ended June 30, 2010, the Company issued a total of 10,318 shares of common stock due to the exercise of 10,318 outstanding stock options, for total consideration of $59 thousand.

Stock Warrants

As of June 30, 2010, there were 126,103 outstanding stock warrants with an exercise price of $7.20. These warrants are exercisable immediately and will expire on January 30, 2011, if not exercised by then.

In February, 2010, 1,029,488 warrants with an exercise price of $17.27 per warrant expired.

No warrants were exercised during the six months ended June 30, 2010.

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

Stock Options

During the six months ended June 30, 2010, the Company granted a total of 38,500 stock options to its employees at an average exercise price of $8.13 per option. Additionally, during the same period, 10,318, 8,697 and 9,950 stock options were exercised, forfeited and expired respectively.

The total fair value of stock options vested during the three and six months ended June 30, 2010, amounted to $280 and $593 thousand, respectively, and was recorded as stock-based compensation expense.

As of June 30, 2010, 349,452 options were available for grant under the Company’s 2005 and 2004 option plans.

Note 8 – Income Taxes

At June 30, 2010, the Company’s deferred tax assets were almost entirely offset by a valuation allowance. While the Company had taxable income in 2009 and the first half of 2010, it has experienced cumulative loss in recent years and its revenue model continues to be subject to fluctuations and volatility that impact its ability to accurately forecast its future expected profitability. The Company continues to view these factors as significant pieces of negative evidence that make it difficult to support a conclusion that expected taxable income from future operations justifies recognition of deferred tax assets. Notwithstanding, the Company will continue to monitor its profitability as well as the extent of fluctuations and volatility and their impact on its revenue model. As more information accumulates and to the extent that the Company continues to experience sustained profitability in future periods, it will consider if and when a reversal will be appropriate. At June 30, 2010, accrued expenses include approximately $100 thousand of unrecognized tax benefits which, if recognized, would reduce future tax expense. At December 31, 2009 and March 31, 2010, accrued expenses had no unrecognized tax benefits. The Company estimates that it is reasonably possible that unrecognized tax benefits may change in the next twelve months upon settlement of open tax years.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9 - Commitments and Contingencies

(a)
The Parent rents its offices under operating lease agreements through June 30, 2012. The Subsidiary rented its offices under an operating lease agreement with an initial term expiring in July 2010. On July 25, 2010, the Subsidiary signed a supplement to its office lease agreement, extending the lease through July 31, 2013, with an option to extend the term for an additional 3 years.

The minimum lease payments under the aforesaid non-cancelable operating leases, including the commitment entered into by the Subsidiary subsequent June 30, 2010 as mentioned above, are as follows (in thousands):

Year ending December 31	$

2010 (six months ending December 2010)	226
2011	476
2012	395
2013	182

1,279

Rent expenses for the office space operating leases for the three months ended June 30, 2009, and 2010 were $95 thousand, and $112 thousand, respectively. Rent expenses for the office space operating leases for the six months ended June 30, 2009, and 2010 were $191 thousand, and $217 thousand, respectively.

(b)
The Subsidiary leases motor vehicles for certain employees under operating lease agreements. Lease payment commitments under operating leases for motor vehicles, as of June 30, 2010, are as follows (in thousands):

Year ending December 31	$

2010 (six months ending December 2010)	129
2011	101
2012	29

259

Additionally, as of June 30, 2010 the payment upon cancellation of these lease agreements amounted to $21 thousand.

Lease expenses for motor vehicles operating leases for the three months ended June 30, 2009, and 2010 were approximately $42 thousand, and $46 thousand, respectively. Lease expenses for motor vehicles operating leases for the six months ended June 30, 2009, and 2010 were approximately $84 thousand, and $94 thousand, respectively

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9 - Commitments and Contingencies (cont’d)

(c)	Future minimum lease payments under non-cancelable capital leases for computer equipment, as of June 30, 2010, are as follows:

	Principal	Interest
Year ending December 31	$ (in thousands)

2010 (six months ending December 2010)	42	1
2011	17	-

	59	1

(d)
A bank guarantee given to the Subsidiary’s landlord, is secured by a lien on some of the Subsidiary’s bank deposits. As of June 30, 2010, such deposits amounted to $759 thousand, including a restricted long-term deposit of $140 thousand.

(e)
The Subsidiary’s hedging activity is secured by a lien on one of its bank deposits in an amount of up to $200 thousand. As of June 30, 2010, $150 thousand of such amount has been restricted and was included in short term deposits (restricted).

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

(g)
In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and various consulting arrangements. As of June 30, 2010, the total future commitments under these arrangements amounted to approximately $1.3 million.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10 – Risks and Uncertainties

(a)
Most of the Company's revenue was generated through the efforts of third party suppliers (the “Monetization Partners”). In the three and six months ended June 30, 2010, the Company earned 83% and 86% of its revenue, respectively, compared to 89% and 90% in the three and six months ended June 30, 2009, through one of its Monetization Partners, Google Inc. (“Google”). Hence, the Company’s business is dependent on the Google Services Agreement, the agreement with Google pursuant to which the Company obtains most of the advertisements displayed on Answers.com and earns most of its ad revenues (“GSA”). The GSA was renewed in the fourth quarter of 2009 for a two-year period ending January 31, 2012.  A termination by Google of the GSA, for whatever reason, would result in the need to replace this relationship and obtain listings and advertisements from alternative providers, and the Company may not succeed in receiving equally favorable terms as those provided under the GSA. A termination of the GSA and a failure to replace it on equally favorable terms could result in a material reduction in the Company’s ad revenues and could adversely affect the Company’s business and financial results.

(b)
Search engines serve as origination Web properties for users in search of information, and the Company’s Websites’ topic pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. Thus, in addition to the ads the Company receives through Google, its traffic is mostly driven by search engine traffic, mostly from the Google search engine. In the three and six months ended June 30, 2010, according to the Company’s internal estimates, search engine traffic represented 91% of traffic. Search engines, at any time and for any reason, could change their algorithms that direct queries to the Company’s Web properties. On occasion the Company’s Web properties have experienced decreases in traffic, and consequently in revenue, due to search engine actions. The Company cannot guarantee that it will successfully react to these actions in the future and recover lost traffic. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, could cause a significant decrease in traffic and revenues.

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

·	Our plans surrounding the French, Italian, German and Spanish, or “FIGS”, language versions of WikiAnswers and our belief that this area is important to our growth in future years;

·	Our plans surrounding mobile Answers.com access;

·	Our plans to further address the social answers space by more tightly integrating the question-answering process with popular social networks;

·	Our intention to expand and promote the amount of video content we display on Answers.com;

·	Our expectations concerning seasonality and traffic patterns in the future;

·	Our expectation that pay-per-performance, also known as cost-per-click (“CPC”), ads will continue to generate the majority of our revenue for the foreseeable future;

·	Our expectations regarding future cash flows from operations; and

·	Our belief that we have sufficient cash and cash equivalents to meet our working capital and operating requirements for at least the next twelve months;

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

Introduction

This Management discussion and analysis, or MD&A, is divided into sections entitled “General,” “Results of Operations,” “Liquidity and Capital Resources,” “Off Balance Sheet Arrangements,” “Critical Accounting Estimates,” “Quarterly Results” and "Our Outlook". The “General” section contains information regarding our business and recent events as well as background and commentary regarding the revenue and expense captions that comprise our Statement of Operations. The “Results of Operations” section is our commentary on our results of operations compared to the same period in the preceding year. All of the sections herein should help provide a better understanding of our performance during the three and six months ended June 30, 2010 as compared to the same periods in 2009.

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

According to our internal estimates, Answers.com generated 11.0 million average daily page views in the second quarter of 2010 compared to 9.0 million average daily page views in the same period in 2009. According to comScore, under its new hybrid audience measurement methodology, Answers.com had 40.4 million unique visitors in the U.S. in June 2010, ranking the site number 22 among the top U.S. Web properties for that month. Also according to comScore, Answers.com had approximately 68.5 million global unique visitors in June 2010, ranking us number 41 worldwide.

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

We also use Google, Inc.’s Google Analytics measurement services to estimate the breakdown of our traffic sources.  Google Analytics measurements are generated by our placement of tags on our Web properties’ pages, which Google Analytics uses to count and report audience metrics independently.

In this Quarterly Report, statistics gathered from Omniture and Google Analytics are also referred to as “internal estimates”.

We also follow and report certain measurements performed by comScore, Inc., a global leader in measuring the digital world and one of the preferred sources of digital marketing intelligence. comScore’s “unique visitors” data to which we subscribe is based on a new solution introduced by comScore in mid-2009, Media Metrix 360, a ‘panel-centric hybrid’ solution to digital audience measurement. The new approach combines person-level measurement from comScore’s proprietary global panel with Web site server metrics. Our focus on comScore’s unique visitors metric – in the U.S. and worldwide – helps us understand and analyze our progress vis-à-vis other Web properties in general and in the context of the competitive Q&A space, in particular.

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

New Answers.com: Integration of WikiAnswers and ReferenceAnswers

In September 2009 we announced the launch of the new Answers.com, in recognition of the integration of our two Web properties, culminating a process that began several quarters earlier. Answers.com is the name we now use for our combined site, as well as our umbrella brand, and is comprised of two properties or sub-brands, WikiAnswers and ReferenceAnswers. The product strategy guiding the integration was our desire to give users one address for the best answers to all types of questions – be they community-generated from WikiAnswers or editorially licensed from ReferenceAnswers.

FIGS Language Versions of WikiAnswers

In the third quarter of 2009 we launched FIGS language versions of WikiAnswers. Our strategy will capitalize on the needs of users around the globe who are searching for answers online and will leverage our core strengths: community building and Q&A space. Our largest competitor already has successful international sites and receives much of its traffic from those sites, thus we view this area as an opportunity for future growth.

How we Generate Revenue

Traffic

Our revenue is driven by the traffic generated by Answers.com and our ability to effectively monetize that traffic. Search engines, primarily Google, are responsible for most of the traffic to Answers.com. Users submit queries and search engines respond by generating a list of Web pages that they deem likely to offer the most relevant content. When an Answers.com page ranks high in the algorithmic systems of search engines, our results are more likely to be accessed by users. For the three months ended June 30, 2009 and 2010, according to our internal estimates, this source of traffic represented approximately 84% and 91%, respectively, of Answers.com’s traffic. For the six months ended June 30, 2009 and 2010, according to our internal estimates, this source of traffic represented approximately 83% and 91%, respectively, of Answers.com’s traffic.

The balance of the traffic arriving at Answers.com in those periods originated from direct usage, i.e., users visiting our home page and/or navigating within Answers.com, and, additionally, in 2009, from users who clicked on Google’s Definition Link feature, which has since been discontinued.

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

Search algorithms used by search engines are designed to offer users the best results to the queries searched. For this reason, the level of quality of content offered by Websites plays an important role in determining whether a search engine will include links to any given Website on its result page. Particularly in light of the enormous amount of user-generated content offered on Answers.com via the WikiAnswers component, in the event the perceived quality of content on Answers.com pages does not improve and/or if it deteriorates, our pages may rank lower in the algorithmic systems of search engines. Lower ranking content could cause Answers.com’s results to be less likely to be accessed by users, resulting in traffic declines.

Seasonality

Our results of operations have historically been affected by seasonal traffic patterns and advertising demand. Many of our users are students who utilize Answers.com as reference sources. Our traffic fluctuates with the academic school year, rising from January through May, falling to lower levels during the summer months, rising again in September through November, and falling again in December, coinciding with school breaks and the holiday season. We expect traffic to Answers.com to continue to fluctuate seasonally in the future. This seasonal fluctuation in traffic results in a fluctuation in our quarterly revenues, since lower traffic to Answers.com translates into fewer users clicking on or viewing the advertisements we display. Our current seasonal patterns may become more pronounced or may change as we grow Answers.com. Further, our foreign-language versions of WikiAnswers are not yet material to our overall traffic, however, as those versions grow, we may find that our current seasonal patterns will change.

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

Our primary third party ad network, Google, accounted for approximately 83% of our total revenue in the three months ended June 30, 2010, as compared to approximately 89% of our total revenue for the same period in 2009. Google accounted for approximately 86% of our total revenue in the six months ended June 30, 2010, as compared to approximately 90% of our total revenue for the same period in 2009. We obtain practically all our CPC ads from Google. We utilize the services of other third party ad networks that provide us with CPM ads. We expect that for the foreseeable future, CPC ads will continue to generate the majority of our revenue.

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

Costs and Expenses

Cost of Revenue

Cost of revenue consists of compensation, travel and overhead costs relating to personnel who are engaged in production operations, direct content creation, editing and integration. Additionally, this expense line includes fees to third parties to license and translate content, data center costs, including depreciation of information technology assets, Web search service fees, ad serving fees, amortization of the cost of acquired software used in our products, and contractual revenue sharing fees to various Web property operators for visitors directed to our Web properties, or traffic acquisition costs.

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

Impact of Foreign Currency Fluctuations

The dollar cost of our operations is heavily influenced by changes in the value of the dollar in relation to the New Israeli Shekel (“NIS”), mostly due to the NIS-based salaries of our Israel-based employees. Close to half of our operating expenses, excluding stock-based compensation, are denominated in New Israel Shekels. We enter into forward contracts to hedge much of our NIS-based expenses. Prior to May 2009, these derivatives were not designated as hedging instruments under the rules of ASC 815, “Derivatives and Hedging”, and therefore, the net gains (losses) arising from these derivatives were recognized in operating expenses as they occurred. Starting May 2009, we designated all of our currency hedging activities as cash flow hedges as they were all eligible. Thus, the changes in those hedges are recorded as other comprehensive income (loss), and are reclassified to earnings as the forward contracts mature or if, and to the extent that the hedging relationship is deemed ineffective.

In the three months ended June 30, 2010, compensation, excluding stock-based compensation (thereafter, “Cash-Based Compensation”), to employees amounted to $2,126 thousand compared to $1,714 thousand during the same period in 2009, a net increase of $412 thousand or 24%. Approximately $351 thousand of such increase was due to increases in headcount and raises, while approximately $61 thousand resulted from the weakening of the dollar as compared to the NIS.

In the six months ended June 30, 2010, Cash-Based Compensation to employees amounted to $4,307 thousand compared to $3,442 thousand during the same period in 2009, a net increase of $865 thousand or 25%. Approximately $675 thousand of such increase was due to increases in headcount and raises, while approximately $190 thousand resulted from the weakening of the dollar as compared to the NIS.

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

Gain (Loss) Resulting from Fair Value Adjustment of Warrants

The Series A Warrants, the Series B Warrants and the Series B Unit Warrant (prior to its exercise in June 2009), which are components of transactions with Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively, “Redpoint”) are revalued each reporting date. Any change to their fair value is recorded as a gain or loss in the Statement of Operations. Background regarding the transaction with Redpoint follows.

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

Income Tax Benefit (Expense), Net

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating and amortizing property, equipment and intangible assets and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes, and from certain income and expense items recorded for income tax purposes but not recognizable for financial reporting purposes. In addition, our income tax expense has been adjusted for the effect of state and local taxes and foreign income from our wholly owned subsidiary. At June 30, 2010, our deferred tax assets were almost entirely offset by a valuation allowance. While we had taxable income in 2009 and the first half of 2010, we have experienced a cumulative loss in recent years and our revenue model continues to be subject to fluctuations and volatility that impact our ability to accurately forecast our future expected profitability.  We continue to view these factors as significant pieces of negative evidence that make it difficult to support a conclusion that expected taxable income from future operations justifies recognition of deferred tax assets. Notwithstanding, we will continue to monitor our profitability as well as the extent of fluctuations and volatility and their impact on our revenue model. As more information accumulates and to the extent that we continue to experience sustained profitability in future periods, we will consider if and when a reversal will be appropriate.

Our Israeli subsidiary had net income in 2009 and the six months ended June 30, 2010, resulting from services we received from the Israeli subsidiary. The Israeli subsidiary charges us for research & development services it provides us, plus a profit margin, currently 8.3%. However, the subsidiary operates primarily through plans recognized as “approved enterprises” (and a “beneficiary enterprise” as later amended in amendment No. 60 to the Israeli Law for Encouragement of Capital Investments - 1959) under Israeli law, which means that income arising from the subsidiary’s approved research & development activities, is subject to zero percent tax under the “alternative benefit” path for a period of ten years. Currently, the subsidiary operates under two separate “approved enterprise” plans, the first one which ended on December 31, 2009 and the second ending December 31, 2014, and a “beneficiary enterprise” plan ending December 31, 2017.  After the close of the first approved enterprise plan in 2009, the subsidiary will pay taxes at the regular corporate income tax rate on the relative proportion of taxable income attributable to the first approved enterprise plan.

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

RESULTS OF OPERATIONS

Revenue	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

WikiAnswers advertising revenue	3,400	3,992	592	6,562	8,481	1,919
ReferenceAnswers advertising revenue	1,585	1,012	(573)	3,152	2,230	(922)
Licensing revenue	19	16	(3)	36	35	(1)
	5,004	5,020	16	9,750	10,746	996

Revenue increased $16 thousand from $5,004 thousand for the three months ended June 30, 2009 to $5,020 thousand for the same period in 2010. Revenue increased $996 thousand, or 10%, from $9,750 thousand for the six months ended June 30, 2009 to $10,746 thousand for the same period in 2010.

WikiAnswers’ advertising revenue in the three months ended June 30, 2010 increased $592 thousand, or 17%, compared to the same period in 2009, due to increased traffic, offset to some extent by lower RPM. WikiAnswers’ average daily page views in the three months ended June 30, 2010 were 8,578,000, an increase of 41% compared to the average daily page views of 6,082,000 in the same period in 2009. We believe that the traffic growth that WikiAnswers experienced in the three months ended June 30, 2010 as compared to the same period in 2009 has been primarily due to the dynamics of the property. As our database of questions and answers has grown, we have drawn new traffic, primarily from SEO, which in turn has resulted in the creation of new questions and answers, or new content, which in turn has driven additional growth. The growth in revenue from the aforesaid traffic growth was partially offset by a decrease in our RPM. The average WikiAnswers RPM in the three months ended June 30, 2010 was $5.11, a decrease of 17% compared to the average RPM of $6.14 in the same period in 2009. The decrease in RPM resulted from a decrease in our CPC-based RPM, offset, to a minor extent, by higher RPM from CPM ads. A very minor portion of the decline in CPC-based RPM is attributable to the terms of our renewed GSA, which became effective in February 2010, while most of that decline is attributable to any or a combination of a number of possible factors, including, changes we made to the site, changes that Google may have made to the AdSense algorithm that connects advertisers and publishers, click-through rates, the perceived quality of our content, and changes in how advertisers may have managed their advertising costs in response to uncertain economic conditions.

WikiAnswers’ advertising revenue in the six months ended June 30, 2010 increased $1,919 thousand, or 29%, compared to the same period in 2009, due to increased traffic, offset to some extent by lower RPM. WikiAnswers average daily page views in the six months ended June 30, 2010 were 8,785,000, an increase of 54% compared to the average daily page views of 5,712,000 in the same period in 2009. We believe that the traffic growth that WikiAnswers experienced in the six months ended June 30, 2010 as compared to the same period in 2009 has been primarily due to the dynamics of the property. As our database of questions and answers has grown, we have drawn new traffic, primarily from SEO, which in turn has resulted in the creation of new questions and answers, or new content, which in turn has driven additional growth. The growth in revenue from the aforesaid traffic growth was partially offset by a decrease in our RPM. The average WikiAnswers RPM in the six months ended June 30, 2010 was $5.33, a decrease of 16% compared to the average RPM of $6.35, in the same period in 2009. The decrease in RPM resulted from a decrease in our CPC-based RPM, offset, to a minor extent, by higher RPM from CPM ads.  A very minor portion of the decline in CPC-based RPM is attributable to the terms of our renewed GSA, which became effective in February 2010, while most of that decline is attributable to any or a combination of a number of possible factors, including, changes we made to the site, changes that Google may have made to the AdSense algorithm that connects advertisers and publishers, click-through rates, the perceived quality of our content, and changes in how advertisers may have managed their advertising costs in response to uncertain economic conditions.

ReferenceAnswers’ advertising revenue in the three months ended June 30, 2010 decreased $573 thousand, or 36%, compared to the same period in 2009, due to lower traffic and RPM. ReferenceAnswers average daily page views in the three months ended June 30, 2010 were 2,399,000, 19% less than average daily page views of 2,965,000 during the same period in 2009. The loss of the Google definition link in the fourth quarter of 2009 can be attributed as the primary cause of that decline. ReferenceAnswers RPM in the three months ended June 30, 2010 was $4.64, a decrease of 21%, compared to the RPM of $5.87, in the same period in 2009. The decrease in RPM resulted from a decrease in our CPC-based RPM, offset, to a minor extent, by higher RPM from CPM ads. We attribute the decline in CPC-based RPM to the same factors that may have also played a role in determining WikiAnswers’ CPC-based RPM, noted above in our WikiAnswers discussion, as well as the terms of our renewed GSA. Since most of ReferenceAnswers revenue is earned via AFS rather than AFC, it was impacted differently than WikiAnswers by the GSA’s modified terms.

ReferenceAnswers’ advertising revenue in the six months ended June 30, 2010 decreased $922 thousand, or 29%, compared to the same period in 2009, due to lower traffic and RPM. ReferenceAnswers average daily page views in the six months ended June 30, 2010 were 2,567,000, 14% less than average daily page views of 2,973,000 during the same period in 2009. The loss of the Google definition link in the fourth quarter of 2009 can be attributed as the cause of that decline. ReferenceAnswers RPM in the six months ended June 30, 2010 was $4.80, a decrease of 18%, compared to the RPM of $5.86 in the same period in 2009. The decrease in RPM resulted from a decrease in our CPC-based RPM, offset, to a minor extent, by higher RPM from CPM ads. We attribute the decline in CPC-based RPM to the same factors that may have also played a role in determining WikiAnswers’ CPC-based RPM, noted above in our WikiAnswers discussion, as well as the terms of our renewed GSA. Since most of ReferenceAnswers revenue is earned via AFS rather than AFC, it was impacted differently than WikiAnswers by the GSA’s modified terms.

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

WikiAnswers’ FIGS language versions are still in their infancy and thus accounted for only $7 thousand and $13 thousand of our WikiAnswers revenue during the three and six months ended June 30, 2010.

Traffic and Revenue Discussion

The following table illustrates the historical trends of our two Web properties’ revenues, average daily page views and RPMs, by quarter, beginning the first quarter of 2009.

	2009				2010
	Q1	Q2	Q3	Q4	Q1	Q2
Ad Revenue ($ - in thousands)
WikiAnswers	3,162	3,400	3,422	4,470	4,489	3,992
ReferenceAnswers	1,567	1,585	1,548	1,530	1,218	1,012
Total	4,729	4,985	4,970	6,000	5,707	5,004

WikiAnswers	67%	68%	69%	75%	79%	80%
ReferenceAnswers	33%	32%	31%	25%	21%	20%
Total	100%	100%	100%	100%	100%	100%

Traffic Average Daily Page Views
WikiAnswers	5,337,000	6,082,000	6,336,000	8,199,000	8,995,000	8,578,000
ReferenceAnswers	2,982,000	2,965,000	2,857,000	2,737,000	2,737,000	2,399,000
Total	8,319,000	9,047,000	9,193,000	10,936,000	11,732,000	10,977,000

WikiAnswers	64%	67%	69%	75%	77%	78%
ReferenceAnswers	36%	33%	31%	25%	23%	22%
Total	100%	100%	100%	100%	100%	100%

RPM
WikiAnswers	$6.58	$6.14	$5.87	$5.93	$5.55	$5.11
ReferenceAnswers	$5.84	$5.87	$5.89	$6.08	$4.94	$4.64

The traffic and RPM trend discussion that follows pertains to our Answers.com English site and not the FIGS sites that are currently in their infancy.

Since we purchased WikiAnswers in November 2006, the Web property has grown significantly, both in terms of traffic and revenue. We believe that the growth that WikiAnswers experienced was primarily due to the dynamics of the property. As our database of questions and answers grew, we drew new traffic, primarily from SEO, which in turn resulted in the creation of new questions and answers, or new content, which drove additional growth. However, WikiAnswers’ growth has, over time decelerated. We are in the midst of many initiatives, including the development of a robust reputation system intended to improve the quality of the content in WikiAnswers, that we hope will enable us to at least slow our deceleration or, better yet, accelerate our growth.

ReferenceAnswers average daily page views in the three months ended June 30, 2010 were 19% lower than the average daily page views for the same period in 2009. Although most of that loss can be attributed to the loss of the Google definition link in the fourth quarter of 2009, we estimate that part of the decline was not related to the loss of the Google definition link. We are in the midst of many initiatives, including adding more licensed text content and video content to ReferenceAnswers, with the goal of returning this web property to traffic growth.

ReferenceAnswers and WikiAnswers RPM for July 2010 were approximately $5.15 and $4.55, respectively. As noted earlier, 83% of our revenue in the three months ended June 30, 2010 was earned via Google AdSense. We are currently searching for additional monetization partners in the area of CPM ads, in an effort to reduce our dependence on Google AdSense. Notwithstanding, we expect that for the foreseeable future we will continue to be dependent on Google AdSense for the majority of our revenue, thus, our RPM will mostly be a function of the revenue we earn from Google AdSense. We renewed our GSA in October 2009, extending the agreement through January 2012, at financial terms that are slightly less favorable to our overall business than the terms we had for the two-year period ending January 31, 2010, therefore, that event, in of itself, resulted in a slightly lower Google AdSense RPM. However, we believe that there are many other factors, any one of which or a combination thereof, that may further impact our Google AdSense revenue, including changes we make to the site, positioning of ads, click-through rates, the perceived quality of our content, the geographic mix of our traffic, the growing percentage of returning visitors and changes that Google may make to the algorithm that connects advertisers and publishers. In addition, advertisers may lower or increase their bids for keywords in response to how much they are able to make per paid click. Finally, the increasing maturity of the online advertising market and weak economic conditions could negatively affect the growth rate of our RPM. As a result of the multiple possible factors, many of which are not under our control, we cannot predict whether the RPM declines we have generally seen since the beginning of 2009 will continue during the rest of 2010.

Costs and Expenses

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

Cost of revenue	1,166	1,315	149	2,225	2,752	527

Cost of revenue increased $149 thousand, or 13%, from $1,166 thousand in the three months ended June 30, 2009, to $1,315 thousand for the same period in 2010. The change in cost of revenue was due primarily to the following factors: compensation costs, excluding stock based compensation, increased $33 thousand due to increased headcount and raises, data center costs and outside services increased $66 thousand and $11 thousand, respectively, and overhead expenses increased $18 thousand. Additionally, at the end of 2009 we started translating WikiAnswers into FIGS language versions of WikiAnswers. Thus, we incurred translation expenses of $49 thousand in the three months ended June 30, 2010, an expense we did not incur during the same period in 2009. The aforesaid increases were partially offset by decreases in traffic acquisition costs of $20 thousand, and a decrease of $11 thousand in stock-based compensation.

Cost of revenue increased $527 thousand, or 24%, from $2,225 thousand in the six months ended June 30, 2009, to $2,752 thousand for the same period in 2010. The change in cost of revenue was due primarily to the following factors: compensation costs, excluding stock based compensation, increased $145 thousand due to increased headcount and raises, data center costs and outside services increased  $197 thousand and $30 thousand, respectively, and overhead expenses increased $47 thousand.  Additionally, at the end of 2009 we started translating WikiAnswers into FIGS language versions of WikiAnswers. Thus, we incurred translation expenses of $300 thousand in the six months ended June 30, 2010, an expense we did not incur during the same period in 2009. The aforesaid increases were partially offset by decreases in content licensing, recruiting fees, use taxes, amortization and traffic acquisition costs, which, in aggregate, amounted to $167 thousand and a decrease of $17 thousand in stock-based compensation.

Research and Development Expenses

	Three Months Ended June 30,			Six Months Ended June 30
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

Research and development	817	1,140	323	1,690	2,201	511

Research and development expenses increased $323 thousand, or 40%, from $817 thousand in the three months ended June 30, 2009, to $1,140 thousand for the same period in 2010. The change in research and development expenses was due primarily to the following factors: compensation related expenses, excluding stock based compensation, increased $250 thousand, due to increased headcount and raises, training and consulting expenses increased $52 thousand, and overhead expenses increased $41 thousand. The aforesaid increases were partially offset by a decrease of $20 thousand in stock-based compensation.

Research and development expenses increased $511 thousand, or 30%, from $1,690 thousand in the six months ended June 30, 2009, to $2,201 thousand for the same period in 2010. The change in research and development expenses was due primarily to the following factors: compensation related expenses increased $426 thousand, excluding stock based compensation, due to increased headcount and raises, training and consulting expenses increased $52 thousand, and overhead expenses increased $63 thousand. The aforesaid increases were partially offset by a decrease of $30 thousand in stock-based compensation.

Community Development and Marketing Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

Community development and marketing	558	660	102	1,057	1,404	347

Community development and marketing expenses increased $102 thousand, or 18%, from $558 thousand in the three months ended June 30, 2009, to $660 thousand, for the same period in 2010. The primary factor that caused this increase was that compensation related expenses, excluding stock based compensation, increased $99 thousand, due to increased headcount and raises. Stock based compensation increased $5 thousand.

Community development and marketing expenses increased $347 thousand, or 33%, from $1,057 thousand in the six months ended June 30, 2009, to $1,404 thousand, for the same period in 2010. The primary factors that caused this increase was that compensation related expenses, excluding stock based compensation, increased $218 thousand, due to increased headcount and raises, and promotional and marketing costs increased $95 thousand. Stock based compensation increased $6 thousand.

General and Administrative Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

General and administrative	1,248	1,115	(133)	2,467	2,372	(95)

General and administrative expenses decreased $133 thousand, or 11%, from $1,248 thousand in the three months ended June 30, 2009, to $1,115 thousand for the same period in 2010. The change in general and administrative expenses was due primarily to the following factors: Stock-based compensation decreased $73 thousand, investor relations related expenses decreased $13 thousand, accounting and legal fees decreased $22 thousand, travel decreased $27 thousand, and amortization of intangible assets decreased $23 thousand, since a covenant not to compete in connection with the acquisition of WikiAnswers was fully amortized in October 2009. The aforesaid decreases were partially offset by an increase of $30 thousand in compensation expense, excluding stock-based compensation.

General and administrative expenses decreased $95 thousand, or 4%, from $2,467 thousand in the six months ended June 30, 2009, to $2,372 thousand for the same period in 2010. The change in general and administrative expenses was due primarily to the following factors: Stock-based compensation decreased $132 thousand, accounting and legal fees decreased $42 thousand, travel decreased $27 thousand, and amortization of intangible assets decreased $46 thousand, since a WikiAnswers covenant not to compete was fully amortized in October 2009. The aforesaid decreases were partially offset by increases of $76 thousand and $50 thousand in compensation expense, excluding stock-based compensation, and non-income related taxes, respectively.

Interest Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

Interest income (expense), net	(362)	13	375	(449)	24	473

Interest income (expense), net decreased $375 thousand  from $(362) thousand expense, net, in the three months ended June 30, 2009 to $13 thousand income, net in the same period in 2010, and decreased $473 thousand from $(449) thousand expense, net, in the six months ended June 30, 2009 to $24 thousand income, net in the same period in 2010.  The change in interest income (expense), net, resulted mostly from the following two matters: Firstly, in the three and six months ended June 30, 2009, we recorded $76 thousand and $167 thousand of amortization, respectively, relating to $363 thousand of transaction costs that we incurred in connection with the issuance of the Series B Unit Warrant in June 2008, and which were fully amortized by the end of the second quarter of 2009. Secondly, in the second quarter of 2009 we recorded $290 thousand transaction costs that we incurred in connection with the issuance of the Series B Warrants in June 2009.

Other Income (Expense), Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

Other income (expense), net	(9)	12	21	6	4	(2)

Other income (expense), net, changed $21 thousand, from $(9) thousand net expense in the three months ended June 30, 2009, to $12 thousand net income in the same period in 2010.  Other income (expense), net, changed $2 thousand, from $6 thousand net income in the six months ended June 30, 2009, to $4 thousand net income in the same period in 2010. Other income (expense), net, results from foreign currency net gains and losses.

Gain (Loss) Resulting from Fair Value Adjustments of Warrants

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

Gain (loss) resulting from fair value adjustment of warrants	(4,385)	1,468	5,853	(2,375)	2,083	4,458

The Series A Warrants and Series B Warrants are revalued each reporting date, and any change to their fair value is recorded in the statement of operations. The Warrant to Purchase Units of Series B Preferred Stock and Warrants was, up to its exercise in June 2009, also revalued each reporting period and the change in its fair value was recorded in the statement of operations.

The primary reason for the change in value of the aforesaid warrants is the market price of our common stock on the reporting dates. An increase in the price of our common stock on the reporting date, as compared to its price on the preceding reporting date, increases the value of the warrants and thus results in a loss on our statement of operations. Conversely, a decline in the price of our common stock decreases the value of the warrants and thus results in a gain on our statement of operations.

Income Tax Expense, Net

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

Income tax expense, net	(78)	(160)	(82)	(72)	(251)	(179)

Income tax expense, net, changed by $82 thousand, from $78 thousand in the three months ended June 30, 2009 to $160 thousand in the same period in 2010. The change in tax expense was primarily the result of an increase of approximately $100 thousand in unrecognized tax benefits compared to the same period last year.

For the six months ended June 30, 2009, Income tax expense, net, changed by $179 thousand, from $72 thousand to $251 thousand in the same period in 2010. The change in tax expense was primarily the result of the increase in unrecognized tax benefits of approximately $100 thousand, as well as an estimated increase of $41 thousand for current Israeli income taxes due to the expiration of the first of the approved enterprise programs of our Israeli subsidiary, and reversals in deferred tax assets of approximately $39 thousand by our Israeli subsidiary.

We had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $53 million at December 31, 2009. The federal NOLs will expire if not utilized on various dates from 2021 through 2028. Section 382 of the Internal Revenue Code of 1986 (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. We estimate two ownership changes, as defined under Section 382, have occurred, that would trigger this limitation. Based on our current estimates and assumptions, as of December 31, 2009, we may use approximately $36 million of our accumulated NOLs.  The remaining approximate $17 million NOL is available to offset taxable income in an amount of approximately $1.4 million per year. Any unused portion of the $1.4 million is available for use in future years until such NOL is scheduled to expire. The Subsidiary has capital loss carryforwards of approximately $790 thousand, which can be applied to future capital gains for an unlimited period of time under current tax rules.

We file federal income tax returns in the U.S., as well as various state & local and foreign jurisdictions tax returns. We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2006. Our Israeli subsidiary is no longer subject to foreign income tax examinations by tax authorities for years prior to 2007 but is currently undergoing an audit by the Israeli tax authorities for the tax years 2007 and 2008. While we have accrued certain amounts in reference to those periods, as a settlement has not been reached there is no certainty that amounts accrued will be the final amounts.

LIQUIDITY AND CAPITAL RESOURCES

Our principal ongoing source of operating liquidity is the cash generated by our advertising revenue. In addition, we are highly liquid due to the $11.9 million we raised from the Redpoint Financings that took place in June 2008 and June 2009.

	Six Months Ended June 30,
	2009	2010
	($ - in thousands)

Net cash provided by operating activities	3,374	3,063
Net cash used in investing activities	(1,085)	(4,036)
Net cash provided by (used in) financing activities	6,363	(372)

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

Net income in the six months ended June 30, 2010 was $3,877 thousand, and net cash provided by operations was $3,063 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling items are the non-cash gain resulting from the fair value adjustment of the warrants of $2,083 thousand, stock-based compensation of $593 thousand, and depreciation and amortization of $611 thousand.

Investing Activities

Net cash used in investing activities of $1,085 thousand, in the six months ended June 30, 2009, is attributable to cash used for capital expenditures of $1,078 thousand, and cash used to increase long-term deposits of $7 thousand. Capital expenditures were higher than usual due the establishment of our second colocation facility in the second quarter of 2009.

Net cash used in investing activities of $4,186 thousand, in the six months ended June 30, 2010, is almost entirely attributable to cash used to purchase marketable securities of $3,516 thousand and capital expenditures of $511 thousand.

Financing Activities

Net cash flow from financing activities in the six months ended June 30, 2009 resulted almost entirely from the Series B Financing.

Cash flow used in financing activities of $372 thousand in the six months ended June 30, 2010, stems from $390 thousand of dividend payments and a $41 thousand repayment of a capital lease obligation, less $59 thousand of proceeds from the exercise of stock options.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2010, there were no off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2008 and 2009, and our unaudited financial statements for the three and six months ended June 30, 2009 and 2010, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

As of June 30, 2010, we determined that there were no events or changes in circumstances indicating that the carrying amount of our intangible and other long-lived assets may not be recoverable; therefore, there was no need to evaluate the recoverability or compute impairment of any of the aforesaid assets.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At June 30, 2010, we have fully offset our U.S. net deferred tax asset with a valuation allowance. While we had taxable income in 2009 and the first half of 2010, we have experienced a cumulative loss in recent years and our revenue model continues to be subject to fluctuations and volatility that impact our ability to accurately forecast our future expected profitability.  We continue to view these factors as significant pieces of negative evidence that make it difficult to support a conclusion that expected taxable income from future operations justifies recognition of deferred tax assets. Notwithstanding, we will continue to monitor our profitability as well as the extent of fluctuations and volatility and their impact on our revenue model. As more information accumulates and to the extent that we continue to experience sustained profitability in future periods, we will consider if and when a reversal will be appropriate.

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

We have not provided U.S. and Israeli income taxes and withholding taxes on the undistributed earnings of our Israeli subsidiary as of June 30, 2010 because we intend to permanently reinvest such earnings outside the U.S. As of June 30, 2010, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $4.8 million. We make an evaluation at the end of each reporting period as to whether or not the undistributed earnings of our foreign subsidiary are permanently reinvested. While, to date, we have concluded that such undistributed earnings are permanently reinvested, facts and circumstances may change in the future. Changes in facts and circumstances may include a change in the estimated capital needs of our foreign subsidiaries, or a change in our corporate liquidity requirements. Such changes could result in our management determining that some or all of such undistributed earnings are no longer permanently reinvested. In that event, we would be required to recognize income tax liabilities on the assumption that our foreign undistributed earnings will be distributed to the U.S. parent company.

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

As a result of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (incorporated in ASC 815–40), effective January 1, 2009, and due to the Down-Round Protection of the Series A Warrants, such warrants were, effective January 1, 2009, separately accounted for as a derivative under ASC 815 and were no longer recorded in equity but rather as a liability to be revalued at each reporting date.

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

	Quarter Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	Jun. 30, 2010
	(in thousands, except page views and RPM data)
Revenues:
Advertising revenue	$4,729	$4,985	4,970	$6,000	$5,707	$5,004
Answers services licensing	18	19	17	17	19	16
	4,747	5,004	4,987	6,017	5,726	5,020
Costs and expenses:
Cost of revenue	1,059	1,166	1,264	1,307	1,437	1,315
Research and development	873	817	921	997	1,061	1,140
Community development and marketing	499	558	621	781	744	660
General and administrative	1,219	1,248	1,201	1,231	1,257	1,115

Total operating expenses	3,650	3,789	4,007	4,316	4,499	4,230

Operating income	1,097	1,215	980	1,701	1,227	790

Interest income (expense), net	(87)	(362)	4	5	11	13
Other income (expense), net	15	(9)	(5)	5	(8)	12
Gain (loss) resulting from fair value adjustment of warrants, net	2,010	(4,385)	(999)	740	615	1,468

Income (loss) before income taxes	3,035	(3,541)	(20)	2,451	1,845	2,283

Income tax benefit (expense), net	6	(78)	(50)	(43)	(91)	(160)

Net income (loss)	$3,041	$(3,619)	$(70)	$2,408	1,754	2,123

Other Data:
Adjusted EBITDA(1)	$1,744	$1,895	$1,708	$2,389	$1,840	$1,381

WikiAnswers average daily page views	5,337,000	6,082,000	6,336,000	8,199,000	8,995,000	8,578,000
ReferenceAnswers average daily page views	2,982,000	2,965,000	2,857,000	2,737,000	2,737,000	2,399,000

WikiAnswers RPM	$6.58	$6.14	$5.87	$5.93	$5.55	$5.11
ReferenceAnswers RPM	$5.84	$5.87	$5.89	$6.08	$4.94	$4.64

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

We compensate for these limitations by providing specific information in the reconciliation to the GAAP amounts excluded from Adjusted EBITDA, as follows:

	Quarter Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	Jun. 30, 2010
	($ - in thousands)

Net income (loss)	$3,041	$(3,619)	$(70)	$2,408	$1,754	$2,123

Interest (income) expense, net	87	362	(4)	(5)	(11)	(13)
Foreign currency (gains) losses	(15)	9	5	(5)	8	(12)
Income tax (benefit) expense, net	(6)	78	50	43	91	160
Depreciation and amortization	261	299	328	302	300	311
Stock-based compensation	386	381	400	386	313	280
(Gain) loss resulting from fair value adjustment of warrants	(2,010)	4,385	999	(740)	(615)	(1,468)

Adjusted EBITDA	$1,744	$1,895	$1,708	$2,389	$1,840	$1,381

Our Outlook

We see our business consisting of core platform plus product extensions. We plan to focus on our core platform and product extensions for the remainder of 2010 and 2011.

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

In particular, we see content quality as the single biggest opportunity and challenge of WikiAnswers. The essential driving force behind the growth of our traffic has been the expansion of our database of questions and answers, and the rankings that those questions and answers receive from search engines. Content quality plays a crucial role in our search engine rankings, as well as user experience. Our single most important quality initiative, which is currently in development, is our Reputation Management System, or “RMS”. The goal of RMS will be to measure and rate the trustworthiness of each contributor, and each question and each answer, thus, dynamically empowering the best contributors by automatically granting and revoking community-related permissions. We view RMS as potentially being a key factor in driving future traffic, growth and revenue, however, we do not expect it to contribute significantly to traffic or revenue in 2010.

In addition to the FIGS product extension which has already commenced, there are three additional product extensions areas that we are planning in the realm of mobile, social media and video. Users are not always in front of a desktop or laptop when they need answers, and market research, as well as recent announcements by Apple, Google and others, point to the expected growth of handheld Internet access devices. We think that mobile Answers.com access could add usage, greater engagement, and brand recognition. In terms of connecting more aggressively to social media, we’ve taken first steps, in the form of our Facebook Connect solution announced in January 2010, which allows users to log into Answers.com using their Facebook, Twitter, Yahoo or Google identity. In April 2010 we introduced an alpha Twitter feature that delivers instant answers to users who tweet their Twitter questions to @AnswersDotCom or include the hashtag #AnswersDotCom. Answers.com then searches for a good match and offers a reply with a snippet and link to the full answer, if available. Our goal is to further address the social answers space by more tightly integrating the question-answering process with popular social networks. Lastly, we recently introduced licensed premium videos to Answers.com.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of June 30, 2010, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of June 30, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

During the three months ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ANSWERS CORPORATION
(Registrant)

Date: August 11, 2010	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein
Chief Executive Officer

Date: August 11, 2010	By:	/s/ Steven Steinberg
Steven Steinberg
Chief Financial Officer
(Principal Financial Officer)