Form 10-K/A
period 2009-12-31
Answers CORP
filed 2010-08-30
CIK 1283073

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

Explanatory Note

On March 8, 2010, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and on May 11, 2010, we filed an amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (collectively, the “Annual Report”).  Upon reviewing our 2010 Proxy Statement, we became aware of an error in the Annual Report in the “Director Independence” and “Committees of the Board” sections of Item 10. Directors, Executive Officers and Corporate Governance (“Item 10”), with respect to director independence. This amendatory filing (“Amendment”) is being made solely in order to amend and restate the paragraphs in Item 10 of the Annual Report captioned “Director Independence” and “Committees of the Board”. We have made no further changes to the Annual Report or any amendment thereto. This Amendment does not reflect events occurring after the filing of the Annual Report, nor does it modify or update the disclosures and information contained in the Annual Report in any way other than as described in this explanatory note of the Amendment.

Director Independence

The NASDAQ listing standards require that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that its members are currently “independent” in accordance with the applicable listing standards of NASDAQ as currently in effect, with the exception of Mr. Rosenschein.

Committees of the Board

The Company’s board of directors has also adopted a written charter for each of the Audit Committee, Compensation Committee and Nominations/ Corporate Governance Committee.  Each charter is available on the Company’s website.

 Audit Committee.  In May 2004, the Company established an Audit Committee of the board of directors. The Audit Committee consists of Mr. Sternlicht, Chairman, Mr. Tebbe and Mr. Segall, each of whom satisfy the current independence standards as promulgated by the SEC and NASDAQ, as such standards apply specifically to members of audit committees. The Audit Committee’s scope of authority, which is specified in our Audit Committee Charter, includes, but is not limited to:

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
• •
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

In addition, the Company must certify to NASDAQ that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience that results in the individual’s financial sophistication. The board of directors believes that Mr. Sternlicht satisfies NASDAQ’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under SEC rules and regulations.   For additional information about the Audit Committee, see “Report of the Audit Committee” below.

Compensation Committee.  In May 2004, the Company established a Compensation Committee of the board of directors. The Compensation Committee consists of Mr. Tebbe, Chairman, Mr. Kramer and Mr. Beasley.  The board of directors has determined that each of the Compensation Committee members is an independent director under the current definition promulgated by NASDAQ. The Compensation Committee reviews and approves the Company’s salary and benefits policies, including the compensation of executive officers. The Compensation Committee also administers the Company’s stock option plans and recommends and approves grants of stock options and/or other stock-based awards under the plans.

Nominations/Corporate Governance Committee.  In May 2004, the Company established a Nominating/Corporate Governance Committee (“Nominating Committee”) of the board of directors. The Nominating Committee consists of Mr. Kramer, Chairman, Mr. Tebbe and Mr. Dyal. The board of directors has determined that each of the Nominating Committee members is an independent director under the current definition promulgated by NASDAQ. The purpose of the Nominating Committee is to select, or recommend for the entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of the board. The committee’s duties, which are specified in the Nominating Committee Charter, include, but are not limited to:

• Establishing criteria for the selection of new directors;

• Recommending directors to serve on the committees of the board;

• Considering the adequacy of the Company’s corporate governance and proposing amendments accordingly;

• Overseeing and approving management continuity planning process; and

• Reporting regularly to the board matters relating to the committee’s duties.

Financing Committee.  In July 2005, the Company established a Financing Committee of the board of directors. The Financing Committee consists of Mr. Segall, Chairman, Mr. Sternlicht and Mr. Beasley. Each of the Finance Committee members is an independent director under the current definition promulgated by NASDAQ. The purpose of the Financing Committee is to review and discuss with management financing opportunities that the Company is considering, to evaluate the business merits of all potential mergers and acquisitions and to provide the board of directors with a recommendation as to the terms and conditions of any extraordinary transactions, in consultation with the management team, legal advisors and financial consultants.

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

10.20+
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
Amendment to Robert S. Rosenschein's Amended and Restated Employment Agreement, dated as of July 30, 2008 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed August 4, 2008, and incorporated herein by reference)

10.26
Securities Purchase Agreement dated June 16, 2008 between Answers Corporation and Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

10.27
Form of Common Stock Purchase Warrant granted to Redpoint Omega, L.P. and Redpoint Omega Associates, LLC on June 16, 2008 (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

10.28
Warrant Agreement dated as of June 16, 2008 between Answers Corporation and Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

10.29
Registration Rights Agreement dated as of June 16, 2008 between Answers Corporation and Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

10.30+
Master Services Agreement and Statement of Work with C7 Data Centers, Inc. dated March 31, 2009 (Previously filed as Exhibit 10.30 to the Registrant’s Annual Report on Amendment No. 1 to Form 10-K (File No. 001-32255) filed May 11, 2010, and incorporated herein by reference)

10.31+
Network Access and data Center Services Agreement, Service Order, Network SLA and Facility Availability SLA with Net Access Corporation dated April 9, 2008 (Previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Amendment No. 1 to Form 10-K (File No. 001-32255) filed May 11, 2010, and incorporated herein by reference)

14.1	Code of Ethics and Business Conduct (Previously filed as Exhibit 14.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)
21.1**	List of Subsidiaries
23.1**	Consent of KPMG Somekh Chaikin, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities and Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities and Exchange Act of 1934, as amended
32.1**^	Certification of Principal Executive Officer required under Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities and Exchange Act of 1934, as amended and 18 U.S.C. Section 1350
32.2**^
Certification of Principal Financial Officer required under Rule 13a-14(a) or Rule 15(d)-14(a) of the Securities and Exchange Act of 1934, as amended and 18 U.S.C. Section 1350

* Filed herewith.

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

Answers Corporation

By	*
Robert S. Rosenschein
Chief Executive Officer

Date: August 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Capacity	Date

* Robert S. Rosenschein	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 30, 2010

/s/ Steven Steinberg Steven Steinberg	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 30, 2010

* Mark A. Tebbe	Director	August 30, 2010

* Yehuda Sternlicht	Director	August 30, 2010

* Mark B. Segall	Director	August 30, 2010

* Lawrence S. Kramer	Director	August 30, 2010

* W. Allen Beasley	Director	August 30, 2010
* R. Thomas Dyal	Director	August 30, 2010
*By: /s/ Steven Steinberg ________________ Steven Steinberg Attorney-in-Fact