Form 10-Q
period 2010-09-30
Answers CORP
filed 2010-11-12
CIK 1283073

UNITED STATES OF AMERICA

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes                             No       x

The number of the registrant’s shares of common stock outstanding was 7,994,769 as of November 9, 2010.

ANSWERS CORPORATION

FORM 10-Q

INTRODUCTORY NOTE

This Report on Form 10-Q for Answers Corporation (“Answers” or the “Company”) may contain forward-looking statements. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate” and “continue” or similar words. Forward-looking statements include information concerning possible or assumed future business success or financial results. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information.  We believe that it is important to communicate future expectations to investors. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, which are discussed in other sections of this Form 10-Q and in our other filings with the Securities and Exchange Commission.  These risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Answers Corporation and Subsidiary
Consolidated Balance Sheets (unaudited, in thousands except share and per share data)

	December 31,	September 30,
	2009	2010
	$	$
Assets

Current assets:
Cash and cash equivalents	22,234	20,473
Marketable securities	795	4,341
Short-term deposits (restricted)	-	200
Accounts receivable	2,350	2,428
Prepaid expenses and other current assets	907	1,169
Deferred tax asset	34	31
Total current assets	26,320	28,642

Long-term deposits (restricted)	276	325

Deposits in respect of employee severance obligations	1,756	2,066

Property and equipment at cost, net of $2,464 and $2,655 accumulated depreciation as of December 31, 2009 and September 30, 2010, respectively	1,858	1,940

Other assets:
Intangible assets, net of $657 and $749 accumulated amortization as of December 31, 2009 and September 30, 2010, respectively	797	706
Goodwill	437	437
Prepaid expenses, long-term, and other assets	167	498
Deferred tax asset, long-term	14	18
Total other assets	1,415	1,659

Total assets	31,625	34,632

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	403	488
Accrued expenses and other current liabilities	774	773
Accrued compensation	1,009	979
Capital lease obligation – current portion	82	44
Total current liabilities	2,268	2,284

Long-term liabilities:
Liability in respect of employee severance obligations	1,838	2,180
Capital lease obligation, net of current portion	24	-
Deferred tax liability	38	41
Series A and Series B Warrants	8,008	4,604
Total long-term liabilities	9,908	6,825

Commitments and contingencies

Series A and Series B convertible preferred stock: $0.01 par value; stated value and liquidation preference of $101.76 per share for the Series A and $100 per share for the Series B Convertible Preferred Stock; 6% cumulative annual dividend; 130,000 shares authorized, issued and outstanding	2,381	4,138

Stockholders' equity:
Preferred stock: $0.01 par value; 870,000 shares authorized, none issued	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 7,951,329 and 7,994,769 shares issued and outstanding as of December 31, 2009 and September 30, 2010, respectively	8	8
Additional paid-in capital	88,539	87,255
Accumulated other comprehensive income	28	93
Accumulated deficit	(71,507)	(65,971)
Total stockholders' equity	17,068	21,385

Total liabilities and stockholders' equity	31,625	34,632

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary
Consolidated Statements of Operations (unaudited, in thousands except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	$	$	$	$

Revenues:
Advertising revenue:
WikiAnswers	3,422	3,314	9,984	11,795
ReferenceAnswers	1,548	1,127	4,700	3,357
Answers service licensing	17	11	53	46
	4,987	4,452	14,737	15,198

Costs and expenses:
Cost of revenue	1,264	1,303	3,489	4,055
Research and development	921	1,202	2,611	3,403
Community development and marketing	621	568	1,679	1,972
General and administrative	1,201	1,000	3,666	3,372
Total operating expenses	4,007	4,073	11,445	12,802

Operating income	980	379	3,292	2,396

Interest income (expense), net	4	19	(445)	43
Other expense, net	(5)	(15)	-	(11)
Gain (loss) resulting from fair value adjustment of warrants	(999)	1,321	(3,374)	3,404

Income (loss) before income taxes	(20)	1,704	(527)	5,832

Income tax expense, net	(50)	(45)	(121)	(296)

Net income (loss)	(70)	1,659	(648)	5,536

Net income (loss) attributable to common shares:

Basic	$(853)	$658	$(2,207)	$2,399
Diluted	$(853)	$(446)	$(2,207)	$(213)

Net income (loss) per common share:

Basic	$(0.11)	$0.08	$(0.28)	$0.30
Diluted	$(0.11)	$(0.05)	$(0.28)	$(0.03)

Number of shares used in computing net income (loss) per common share:

Basic	7,930,440	7,971,483	7,897,391	7,962,084
Diluted	7,930,440	8,131,972	7,897,391	8,310,007

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary
Consolidated Statements of Cash Flows (unaudited, in thousands)

	Nine months ended September 30,
	2009	2010
	$	$
Operating activities:

Net income (loss)	(648)	5,536

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	883	933
Increase in deposits in respect of employee severance obligations	(328)	(370)
Increase in liability in respect of employee severance obligations	234	405
Stock-based compensation to employees and directors	1,166	856
Increase in deferred tax asset	(33)	(1)
Increase in deferred tax liability	-	4
Fair value adjustments of warrants, net	3,374	(3,404)
Loss on disposal of property and equipment	72	21
Increase in short-term deposits	-	(200)
Gain (loss) from exchange rate differences	103	(12)
Changes in operating assets and liabilities:
Increase in accounts receivable, and prepaid expenses and other current assets	(259)	(309)
Increase in prepaid expenses, long-term, and other assets	(12)	(332)
Increase (decrease) in accounts payable	(212)	26
Increase (decrease) in accrued expenses, accrued compensation and other current liabilities	380	(30)
Net cash provided by operating activities	4,720	3,123

Investing activities:
Capital expenditures	(1,275)	(885)
Increase in long-term deposits	(14)	(49)
Purchases of marketable securities	-	(3,516)
Net cash used in investing activities	(1,289)	(4,450)

Financing activities:
Repayment of capital lease obligation	(58)	(61)
Dividends paid	(404)	(588)
Exercise of common stock options	177	205
Redpoint financing, net of issuance costs	6,480	-
Net cash provided by (used in) financing activities	6,195	(444)

Effect of exchange rate changes on cash and cash equivalents	(21)	10

Net increase (decrease) in cash and cash equivalents	9,605	(1,761)

Cash and cash equivalents at beginning of period	11,739	22,234

Cash and cash equivalents at end of period	21,344	20,473
Supplemental disclosures of cash flow information:
Income taxes paid	128	239
Interest paid on capital lease obligations	6	3

Non-cash investing activities:
Capital expenditures on account	108	62
Exchange of property and equipment	-	50

The accompanying notes are an integral part of these consolidated financial statements.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Business

Answers Corporation (“the Parent”), a Delaware corporation, and GuruNet Israel Ltd., its wholly-owned Israeli subsidiary (“the Subsidiary”) that provides services, primarily research and development services, to the Parent, are collectively referred to as “the Company.” The Parent is a public company and trades on the NASDAQ Capital Market under the symbol “ANSW”.

The Company provides answer-based search services to users through its website Answers.com® and earns practically all of its revenue from advertising on its website.

On June 10, 2009 the Company raised $7 million, before related fees and costs, from the exercise of a second tranche warrant of a private placement offering.

As of September 30, 2010, approximately $668 thousand of the Company’s net assets were located outside of the United States.

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

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with generally accepted accounting principles. All adjustments, which are, in the opinion of management, of a normal recurring nature and are necessary for a fair presentation of the interim financial statements, have been included. Nevertheless, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire fiscal year or any other interim period.

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

The Company considers all available information relevant to the collectability of the security, including, past events, current conditions, and reasonable and supportable forecasts to develop estimates of cash flows expected to be collected. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment and changes in value subsequent to period-end.

Marketable Securities

The Company’s marketable securities are invested in debt instruments of the U.S. government, with a contractual maturity of less than two years.

The following table summarizes the unrealized gains and losses and the fair value related to the Company’s investments in marketable securities designated as available-for-sale (in thousands):

	Aggregate cost basis	Other than temporary impairment	Unrealized gain (loss)	Fair value
	$	$	$	$

December 31, 2009	799	-	(4)	795

September 30, 2010	4,315	-	26	4,341

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

Accounting for Stock-Based Compensation

The fair value of stock options granted to employees and directors, is estimated at the date of grant using the Black-Scholes option-pricing model, which takes into consideration the share price at the date of grant, the exercise price of the option, the expected life of the option, expected interest rates and the expected volatility. The value of stock options is recognized as compensation expense on a straight-line basis, over the requisite service period of the entire award, net of estimated forfeitures.

Note 2 - Summary of Significant Accounting Policies (cont’d)

Derivatives and hedging

To mitigate the potential adverse impact on cash flows resulting from fluctuations in the exchange rate of the new Israeli shekels (NIS), the Subsidiary hedges portions of its forecasted expenses denominated in NIS with currency forwards and options. The Subsidiary does not speculate in these hedging instruments in order to profit from foreign currency exchanges, nor does it enter into trades for which there are no underlying exposures.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies (cont’d)

Derivatives and hedging (cont’d)

Gains (losses) from forward and option contracts are included in operating expenses, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	$ (in thousands)		$ (in thousands)

Cost of revenue	8	1	(3)	8
Research and development	42	3	(1)	35
Community development and marketing	8	1	(2)	7
General and administrative	22	1	(4)	16
	80	6	(10)	66

As of September 30, 2010, the notional amount of the Subsidiary’s outstanding forward contracts was $2.57 million, constituting assets with a fair value of $96 thousand. Such assets are included in prepaid expenses and other current assets as the foreign exchange forward contracts mature through May 31, 2011, and the change in fair value has been recorded as other comprehensive income (loss). The amounts recorded as other comprehensive income (loss) will be reclassified to earnings as the forward contracts mature or if, and to the extent, that the hedging relationship is deemed ineffective.

Note 3 – Comprehensive Income (Loss)

Comprehensive income (loss) represents net income plus any revenue, expenses, gains and losses that are specifically excluded from net income and recognized directly as a component of stockholders’ equity, net of tax.

The reconciliation from net income (loss) to comprehensive income (loss) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	$ (in thousands)		$ (in thousands)

Net Income (loss)	(70)	1,659	(648)	5,536

Unrealized gain on derivative and hedging activity, net	59	154	103	35
Unrealized gain on marketable securities, net	-	4	-	30

Total other comprehensive income (loss)	(11)	1,817	(545)	5,601

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 4 – Redpoint Financing

On June 16, 2008, pursuant to a private placement of the Company’s securities, Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively “Redpoint”) purchased $6 million of the Company’s Series A Convertible Preferred Stock, initially convertible into 1,333,333 shares of common stock at a conversion price of $4.50 per share (the “Series A Convertible Preferred Stock”), and common stock purchase warrants exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share (the “Series A Warrants”). Redpoint also received a warrant (the “Series B Unit Warrant”), exercisable until June 16, 2009, to purchase units of up to $7 million of Series B Convertible Preferred Stock and common stock purchase warrants. After deducting placement agent fees and legal expenses, the Company’s net proceeds from the aforesaid transaction were approximately $5.38 million.

On June 10, 2009, Redpoint exercised its Series B Unit Warrant and purchased $7 million of the Company’s Series B Convertible Preferred Stock, initially convertible into 1,272,727 shares of common stock at a conversion price of $5.50 per share (the “Series B Convertible Preferred Stock”), and common stock purchase warrants exercisable for 636,364 shares of common stock at an exercise price of $6.05 per share (the “Series B Warrants”). After deducting placement agent fees and legal expenses, the Company’s net proceeds from the exercise of the Series B Unit Warrant were approximately $6.48 million. The change in value of the Series B Unit Warrant from January 1, 2009 through its exercise on June 10, 2009, has been included in the statement of operations as loss resulting from fair value adjustment of warrants, and amounted to approximately $0 million and $2.08 million for the three and nine months ended September 30, 2009, respectively.

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

On September 30, 2009, the Company assessed the fair value of the Series A Warrants as compared to their value as of June 30, 2009 and December 31, 2008, and also assessed the fair value of the Series B Warrants as compared to their value as of June 30, 2009 and June 10, 2009. The changes in fair value have been included in the statement of operations as loss resulting from fair value adjustment of warrants, and amounted to $1 million and $1.29 million for the three and nine months ended September 30, 2009, respectively.

On September 30, 2010, the Company assessed the fair value of the Series A and Series B Warrants as compared to their value as of June 30, 2010 and December 31, 2009. The change in fair value has been included in the statement of operations as gain resulting from fair value adjustment of warrants, and amounted to $1.32 million and $3.40 million for the three and nine months ended September 30, 2010, respectively.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 5 - Series A and Series B Convertible Preferred Stock (Redeemable)

The following table summarizes the changes in Series A and Series B Convertible Preferred Stock during the nine months ended September 30, 2010:

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Total
	$ (in thousands)

December 31, 2009	1,630	751	2,381

Amortizations of discounts during the period	741	1,016	1,757

September 30, 2010	2,371	1,767	4,138

As a result of the Redpoint Financings (see Note 4), the Company’s Amended and Restated Certificate of Incorporation has been amended to provide for the issuance of up to 60,000 shares of Series A Convertible Preferred Stock and 70,000 shares of Series B Convertible Preferred Stock, with a stated value of $100 per share (the “Stated Value”) pursuant to the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock filed with the State of Delaware on June 16, 2008 and the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock filed with the State of Delaware on July 28, 2009.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 – Fair Value Measurements (cont’d)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and September 30, 2010, aggregated by the level in the fair-value hierarchy within which those measurements fall:

Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$ (in thousands)
Assets
Cash Equivalents	21,287	21,287	-	-
Marketable Securities	795	795	-	-
Foreign currency derivative contracts	60	-	60	-
Total Assets	22,142	22,082	60	-

Liabilities
Series A Warrants	4,000	-	-	4,000
Series B Warrants	4,008	-	-	4,008
Total Liabilities	8,008	-	-	8,008

Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	$ (in thousands)
Assets
Cash Equivalents	18,872	18,872	-	-
Marketable Securities	4,341	4,341	-	-
Foreign currency derivative contracts	96	-	96	-
Total Assets	23,309	23,213	96	-

Liabilities
Series A Warrants	2,378	-	-	2,378
Series B Warrants	2,226	-	-	2,226
Total Liabilities	4,604	-	-	4,604

In addition to the above, the Company's other financial assets and liabilities at December 31, 2009 and September 30, 2010, consisted of cash, accounts receivable, long term deposits, accrued expenses, accrued compensation and related liabilities. The carrying amounts of all the aforementioned financial assets and liabilities, approximate fair value.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 6 – Fair Value Measurements (cont’d)

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3), during the nine months ended September 30, 2010:

Level 3 $ (in thousands)

Series A and B Warrants

December 31, 2009	8,008

Fair value adjustments included in statement of operations	(3,404)

September 30, 2010	4,604

Note 7 – Stockholders’ Equity

General

The following table summarizes the changes in the Company’s stockholders’ equity during the nine-month period ending September 30, 2010 (in thousands):

$

December 31, 2009	17,068

Stock-based compensation	856
Amortizations of discounts for the nine months ended September 30, 2010	(1,757)
Dividends	(588)
Exercise of stock options	205
Change in other comprehensive income	65
Net income for the period	5,536

September 30, 2010	21,385

Common Stock

During the nine months ended September 30, 2010, the Company issued a total of 43,440 shares of common stock due to the exercise of 43,440 outstanding stock options, for total consideration of $205 thousand.

Warrants

As of September 30, 2010, there were outstanding warrants to purchase 126,103 shares of common stock with an exercise price of $7.20 per share. These warrants are exercisable immediately and will expire on January 30, 2011.

In February, 2010, warrants to purchase 1,029,488 shares of common stock with an exercise price of $17.27 per share expired.

No warrants were exercised during the nine months ended September 30, 2010.

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

Options

As of September 30, 2010, there were outstanding options to acquire 2,329,928 shares of common stock with a weighted average exercise price of $8.76 per share.

During the nine months ended September 30, 2010, the Company granted options to acquire a total of 98,417 shares of common stock to its employees and directors, and to one outside consultant, at an average exercise price of $6.61 per share. Additionally, during the same period, options to acquire 43,440, 31,187 and 9,950 shares of common stock were exercised, forfeited and expired respectively.

The total fair value of stock options vested during the three and nine months ended September 30, 2010, amounted to $263 thousand and $856 thousand, respectively, and was recorded as stock-based compensation expense.

At the stockholders’ annual meeting which was held on September 15, 2010, the stockholders of the Company agreed to amend the Company’s 2005 option plan to increase the total number of shares available for grant under such plan from 1,600,000 shares to 1,750,000 shares.

As of September 30, 2010, options to acquire 462,025 shares of common stock were available for grant under the Company’s 2005 and 2004 option plans.

Note 8 – Income Taxes

At September 30, 2010, the Company’s deferred tax assets were almost entirely offset by a valuation allowance. While the Company had taxable income in 2009 and the nine months ended September 30, 2010, it has experienced cumulative loss in recent years and its revenue model continues to be subject to fluctuations and volatility that impact its ability to accurately forecast its future expected profitability. The Company continues to view these factors as significant pieces of negative evidence that make it difficult to support a conclusion that expected taxable income from future operations justifies recognition of deferred tax assets. Notwithstanding, the Company will continue to monitor its profitability as well as the extent of fluctuations and volatility and their impact on its revenue model. As more information accumulates and to the extent that the Company continues to experience sustained profitability in future periods, it will consider if and when a reversal will be appropriate. At September 30, 2010, accrued expenses include approximately $100 thousand of unrecognized tax benefits which, if recognized, would reduce future tax expense. At December 31, 2009, accrued expenses had no unrecognized tax benefits. The Company estimates that it is reasonably possible that unrecognized tax benefits may change in the next twelve months upon settlement of open tax years.

The Company files income tax returns in the U.S., as well as in various state & local and foreign jurisdictions. The Parent is no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2006. The Subsidiary is no longer subject to foreign income tax examinations by tax authorities for years prior to 2007 but is currently undergoing an audit by the Israeli tax authorities for the tax years 2007 and 2008.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 9 - Net Earnings (Losses) per Common Share

The table below presents the computation of basic and diluted net earnings (losses) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
	(in thousands, except share and per share data)		(in thousands, except share and per share data)
Basic earnings (losses) per common share computation

Numerator:
Net income (loss)	$(70)	$1,659	$(648)	$5,536
Series A and Series B Convertible Preferred Stock dividends	(198)	(198)	(404)	(588)
Amortization of Series A and Series B Convertible Preferred Stock discounts	(585)	(586)	(1,155)	(1,757)
Income attributable to Series A and Series B Convertible Preferred Stock	-	(217)	-	(792)
Net income (loss) attributable to common shares (basic)	$(853)	$658	$(2,207)	$2,399

Denominator:
Weighted average number of common shares outstanding during the period	7,930,440	7,971,483	7,897,391	7,962,084

Basic net earnings (losses) per common share	$(0.11)	$0.08	$(0.28)	$0.30

Diluted earnings (losses) per common share computation

Numerator:
Net income (loss)	$(70)	$1,659	$(648)	$5,536
Series A and Series B Convertible Preferred Stock dividends	(198)	(198)	(404)	(588)
Amortization of Series A and Series B Convertible Preferred Stock discounts	(585)	(586)	(1,155)	(1,757)
Gain resulting from fair value adjustment of Series A and Series B Warrants	-	(1,321)	-	(3,404)
Net loss attributable to common shares (diluted)	$(853)	$(446)	$(2,207)	$(213)

Denominator:
Weighted average number of common shares outstanding during the period	7,930,440	7,971,483	7,897,391	7,962,084
Dilutive shares related to Series A and Series B Warrants	-	160,489	-	347,923
Diluted common shares outstanding	7,930,440	8,131,972	7,897,391	8,310,007

Diluted net losses per common share	$(0.11)	$(0.05)	$(0.28)	$(0.03)

Common stock equivalents excluded because their effect would have been anti-dilutive	3,379,837	2,798,634	2,704,963	2,894,968

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10 - Commitments and Contingencies

(a)
The Parent rents its offices under operating lease agreements through June 30, 2012. The Subsidiary rents its offices under an operating lease agreement through July 31, 2013, with an option to extend the term for additional 3 years.

The minimum lease payments under the aforesaid non-cancelable operating leases, as of September 30, 2010, are as follows (in thousands):

Year ending December 31,	$

2010 (three months ending December 2010)	122
2011	491
2012	410
2013	191

1,214

Rent expenses for the office space operating leases for the three months ended September 30, 2009, and 2010 were $103 thousand, and $121 thousand, respectively. Rent expenses for the office space operating leases for the nine months ended September 30, 2009, and 2010 were $294 thousand, and $338 thousand, respectively.

(b)
The Subsidiary leases motor vehicles for certain employees under operating lease agreements. Lease payment commitments under operating leases for motor vehicles, as of September 30, 2010, are as follows (in thousands):

Year ending December 31,	$

2010 (three months ending December 2010)	38
2011	147
2012	85
2013	13

283

As of September 30, 2010 the payment upon cancellation of these lease agreements amounted to $29 thousand.

Lease expenses for motor vehicles operating leases for the three months ended September 30, 2009, and 2010 were approximately $42 thousand, and $46 thousand, respectively. Lease expenses for motor vehicles operating leases for the nine months ended September 30, 2009, and 2010 were approximately $126 thousand, and $141 thousand, respectively

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 10 - Commitments and Contingencies (cont’d)

(c)	Future minimum lease payments under non-cancelable capital leases for computer equipment, as of September 30, 2010, are as follows:

	Principal	Interest
Year ending December 31,	$ (in thousands)

2010 (three months ending December 2010)	27	1
2011	17	-

	44	1

(d)
A bank guarantee given to the Subsidiary’s landlord, is secured by a lien on some of the Subsidiary’s bank deposits. As of September 30, 2010, such deposits amounted to $907 thousand, including a restricted long-term deposit of $140 thousand.

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

(g)
In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and various consulting arrangements. As of September 30, 2010, the total future commitments under these arrangements amounted to approximately $2 million.

(h)
In the ordinary course of business, the Company may provide indemnifications of varying scope and terms to customers, vendors, lessors, business partners, and other parties with respect to certain matters, including, but not limited to, losses arising out of its breach of agreements, services to be provided by it, or from intellectual property infringement claims made by third parties. Additionally, the Company has indemnified its board members, officers, employees, and agents serving at the request of the Company to the fullest extent permitted by applicable law. It is not possible to determine the maximum potential amount of liability under these indemnification agreements due to the Company’s limited history and the unique facts and circumstances involved in each particular agreement. Such indemnification agreements may not be subject to maximum loss clauses. To date, the Company has not incurred costs as a result of obligations under these agreements and has not accrued any liabilities related to such indemnification obligations in its accompanying financial statements.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(UNAUDITED)

Note 11 – Risks and Uncertainties

(a)
Most of the Company's revenue was generated through the efforts of third party providers who pay the Company for providing promotional space on its internet properties (the “Monetization Partners”). In the three and nine months ended September 30, 2010, the Company earned 74% and 82% of its revenue, respectively, compared to 86% and 89% in the three and nine months ended September 30, 2009, through one of its Monetization Partners, Google Inc. (“Google”). Hence, the Company’s business is dependent on the Google Services Agreement (“GSA”), that governs the Company’s relationship with Google. The GSA was renewed in the fourth quarter of 2009 for a two-year period ending January 31, 2012.  A termination by Google of the GSA, for whatever reason, would result in the need to replace this relationship and obtain listings and advertisements from alternative providers, and the Company may not succeed in receiving equally favorable terms as those provided under the GSA. A termination of the GSA and a failure to replace it on equally favorable terms could result in a material reduction in the Company’s ad revenues and could adversely affect the Company’s business and financial results.

(b)
Search engines serve as origination Web properties for users in search of information, and the Company’s Websites’ topic pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. Thus, in addition to the ads the Company receives through Google, its traffic is mostly driven by search engine traffic, mostly from the Google search engine. In the three and nine months ended September 30, 2010, according to the Company’s internal estimates, search engine traffic represented 91% of traffic. Search engines, at any time and for any reason, could change their algorithms that direct queries to the Company’s Web properties. On occasion the Company’s Web properties have experienced decreases in traffic, and consequently in revenue, due to search engine actions. The Company cannot guarantee that it will successfully react to these actions in the future and recover lost traffic. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, could cause a significant decrease in traffic and revenues.

(c)
Close to half of the Company’s operating expenses, excluding stock-based compensation, are denominated in New Israel Shekels (NIS). The Company expects the amount of such NIS expenses to grow in the foreseeable future. In recent years, the U.S. dollar-NIS exchange rate has been volatile. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on the Company’s operating costs. In addition, to the extent the Company holds monetary assets and liabilities that are denominated in currencies other than the U.S. dollar, the Company will be subject to the risk of exchange rate fluctuations. The Company uses various hedging tools, including forward contracts, to lessen the near-term effect of currency fluctuations on its results of operations.

(d)
The Series A Warrants and Series B Warrants are revalued each reporting date, and any change in their fair value is recorded in the statement of operations. The Company uses the Black-Scholes valuation model to determine the values of the warrants. Inputs used in this model include the Company’s stock price and risk-free interest rate. The primary reason for the change in value of the aforesaid warrants has been the change in the market value of the Company’s common stock on the measurement dates. To the extent that the market value of the Company’s common stock rises or declines in future periods, the Company may continue to experience gains or losses resulting from the fair value adjustments of Series A Warrants and Series B Warrants.

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

INTRODUCTION

This Management Discussion and Analysis, or MD&A, is divided into sections entitled “General,” “Results of Operations,” “Liquidity and Capital Resources,” “Off Balance Sheet Arrangements,” “Critical Accounting Estimates,” and “Quarterly Results”. The “General” section contains information regarding our business and recent events as well as background and commentary regarding the revenue and expense captions that comprise our Statement of Operations. The “Results of Operations” section is our commentary on our results of operations compared to the same period in the preceding year. All of the sections herein should help provide a better understanding of our performance during the three and nine months ended September 30, 2010 as compared to the same periods in 2009.

GENERAL

We own and operate Answers.com, a leading Q&A site, dedicated to providing useful answers to questions about anything. Answers.com includes WikiAnswers and ReferenceAnswers. WikiAnswers is a community-generated social knowledge Q&A platform, leveraging wiki-based technologies. Through the contributions of the community, our questions and answers are continuously growing and being updated. ReferenceAnswers provides trusted editorial content on millions of topics licensed from what we believe to be the world’s top reference publishers. ReferenceAnswers provides the best results for simple questions of the who-is, what-is variety. More complex or subjective questions are better handled by WikiAnswers. Our goal is to become the dominant and recognized market leader for answers on the Internet.

According to our internal estimates, Answers.com generated 10.7 million average daily page views in the third quarter of 2010 compared to 9.2 million average daily page views in the same period in 2009. WikiAnswers.comAnswers.comAccording to comScore, under its new unified audience measurement methodology, Answers.com had 50.5 million unique visitors in the U.S. in October 2010, ranking the site number 20 among the top U.S. Web properties for that month.

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

We also follow and report certain measurements performed by comScore, Inc., a global leader in measuring the digital world and one of the preferred sources of digital marketing intelligence. comScore’s “unique visitors” data to which we subscribe, is based on a solution introduced by comScore in mid-2009, Media Metrix 360, a ‘panel-centric hybrid’ approach to digital audience measurement, currently referred to by comScore as a Unified Digital Measurement solution. comScore’s unified methodology combines person-level measurement from its proprietary global panel with Web site server metrics. Our focus on comScore’s unique visitors metric – in the U.S. and worldwide – helps us understand and analyze our progress vis-à-vis other Web properties and competitors. Direct comparison of a ranking post-unified implementation vs. pre-unified implementation may not reflect the actual change in a site's ranking or audience size over time.

Third party services measuring traffic audiences may provide different estimates than the estimates reported by other similar services and our internal estimates. These discrepancies may result from differences in methodologies applied or the sampling approaches used by each measuring service.

New Answers.com: Integration of WikiAnswers and ReferenceAnswers

In September 2009 we announced the launch of the new Answers.com, in recognition of the integration of our two Web properties, reaching a peak in a process that began several quarters earlier. At such time, we created a new unified Answers.com home page and login, integrated features from both properties, and made other changes in our user interface to strengthen our positioning as having one dominant product and brand, Answers.com, comprised by two properties, WikiAnswers and ReferenceAnswers. Since that time, Answers.com is the name we use for our combined site, as well as our umbrella brand, and is comprised of two properties or sub-brands, WikiAnswers and ReferenceAnswers. The product strategy guiding the integration was our desire to give users one address for the best answers to all types of questions – be they community-generated from WikiAnswers or editorially licensed from ReferenceAnswers.

Despite positioning our website with a single product and brand, Answers.com, we continue to present traffic and revenue metrics of our two Web properties individually, as well as in aggregate. It is our belief that since the Web properties have different characteristics, information broken out by property affords investors greater insight into our business. For example, WikiAnswers is monetized primarily via AFC ads, while ReferenceAnswers is monetized primarily through AFS ads.  As a result, changes by Google to the two advertising systems affect each property differently. Furthermore, content growth works differently for each property. ReferenceAnswers grows as a result of editorial licensed content being integrated into the non-editable reference pages, while WikiAnswers grows through the regular addition of user generated content. Also, search engines, chiefly Google, are the primary source of Answers.com traffic. These engines may value, treat and index the content of the properties differently, which may disparately impact their traffic.

While we continue to present revenue metrics of our two Web properties separately, traffic and monetization trends of the individual properties may be different than before their integration took place, and before the implementation of additional changes made to our combined site, since launching the new Answers.com. For example, users accustomed to the editorially-vetted information, from recognized publishers displayed in ReferenceAnswers, may not be attracted to a unified product that includes user-generated content. Conversely, users who are, or have the potential of being, community active, by asking and answering questions in WikiAnswers, may choose not to do so, since they may prefer sites that are strictly user-generated, or they may not be aware that they are on a site that encourages user-generated contributions. Additionally, while we believe that providing metrics of our two individual Web properties is still useful, particularly since we receive so much of our traffic from search engines, we view the individual property information as less meaningful than when the two Web properties represented two stand-alone sites.

FIGS Language Versions of WikiAnswers

In the third quarter of 2009 we launched French, Italian, German and Spanish (“FIGS”) language versions of WikiAnswers. Our strategy is to capitalize on the needs of users around the globe who are searching for answers online and will leverage our core strengths: community building and Q&A space. During the three consecutive quarters ending June 30, 2010, we created a database of approximately 300,000 questions and answers in FIGS languages by translating our English-language Q&A content, at a total cost of approximately $470 thousand, in an effort to quickly grow those foreign-language versions of WikiAnswers. Beginning the third quarter of 2010, we have not translated any additional English-language Q&A into the FIGS languages. While the international market represents a large market opportunity for us, and we continue to employ personnel responsible for managing FIGS sites, we have currently suspended our translation efforts because of our desire to focus our resources on other initiatives.

How We Generate Revenue

Traffic

Our revenue is driven by the traffic generated by Answers.com and our ability to effectively monetize such traffic. Search engines, primarily Google, are responsible for most of the traffic to Answers.com. Users submit queries and search engines respond by generating a list of Web pages that they deem likely to offer the most relevant content. When an Answers.com page ranks high in the algorithmic systems of search engines, our results are more likely to be accessed by users. For the three months ended September 30, 2009 and 2010, according to our internal estimates, this source of traffic represented approximately 85% and 91%, respectively, of Answers.com’s traffic. For the nine months ended September 30, 2009 and 2010, according to our internal estimates, this source of traffic represented approximately 83% and 91%, respectively, of Answers.com’s traffic.

The balance of the traffic arriving at Answers.com during the above mentioned periods originated from direct usage, and additionally, during the nine months ended September 30, 2009 and part of the three months ended December 31, 2009, from users who clicked on Google’s Definition Link feature, which has since been discontinued.

Search engines could change their algorithms that direct search queries to Answers.com or other web properties. We have previously experienced increases and decreases in traffic, and consequently in revenue, in response to such search engine action. Our efforts to maintain and increase the volume of this traffic are commonly referred to by the industry as search engine optimization, or SEO. We often refer to traffic from search engines as “SEO traffic”. In particular, we see content quality as critical SEO opportunity and challenge of WikiAnswers. The essential driving force behind the growth of our traffic has been the expansion of our database of questions and answers, and the rankings that those questions and answers receive from search engines. Content quality plays a crucial role in our search engine rankings, as well as user experience. Particularly in light of the enormous amount of user-generated content offered on Answers.com via the WikiAnswers component, in the event the perceived quality of content on Answers.com pages does not improve and/or if it deteriorates, our pages may rank lower in the algorithmic systems of search engines. Lower ranking content could cause Answers.com’s results to be less likely to be accessed by users, resulting in traffic declines. In an effort to recognize the opportunities and risks noted above, we are currently developing our Reputation Management System, or “RMS”. The goal of RMS will be to measure and rate the trustworthiness of each contributor, each question and each answer. Using this data, RMS will serve as a quality watchdog, mitigating poor quality contributions and encouraging high quality contributors. We view RMS as potentially being a key factor in driving future traffic, growth and revenue, in addition to helping protect our search engine rankings.

Seasonality

Our results of operations have historically been affected by seasonal traffic patterns and advertising demand. Many of our users are students who utilize Answers.com as reference sources. Our traffic fluctuates with the academic school year, rising from January through May, falling to lower levels during the summer months, rising again in September through November, and falling again in December, coinciding with school breaks and the holiday season. We expect traffic to Answers.com to continue to fluctuate seasonally in the future. Irrespective of other factors that may influence traffic and revenue, this seasonal fluctuation in traffic impacts our quarterly revenues, since lower or higher traffic to Answers.com translates into fewer or more users clicking on or viewing the advertisements we display. Our current seasonal patterns may become more pronounced or may change as we grow Answers.com.

Monetization

Advertising Revenue. We earn practically all of our revenue from advertising. There are two primary categories of Internet advertising: pay-per-performance, also known as cost-per-click (“CPC”), and pay-per-impression display ads or cost per 1,000 impressions (“CPM”). In the CPC model, we earn revenue based on the number of clicks associated with an ad; in the CPM model, we derive revenue from the display of ads. The majority of our advertising revenue is earned from CPC advertising. We obtain all of our CPC, and the vast majority of our CPM advertisements from third-party ad networks. These ad networks compensate us by paying us a portion of the revenue they earn from advertisers for our provision of promotional space on our Web properties. CPM advertisements not earned via networks, but rather, directly by us, are obtained by inbound inquiries, as we do not currently employ any direct ad salespersons. Our revenue earned per 1,000 page views (“RPM”) is calculated based on the aggregation of CPC-based RPM and CPM-based RPM.

Our primary third party ad network, Google, accounted for approximately 86% of our total revenue in the three months ended September 30, 2009, as compared to approximately 74% of our total revenue for the same period in 2010. Google accounted for approximately 89% of our total revenue in the nine months ended September 30, 2009, as compared to approximately 82% of our total revenue for the same period in 2010. Historically, we have obtained practically all our CPC ads from Google, however, beginning October 2010, we started to work with a new monetization partner, adding rich media text ads, another form of CPC ads, to our properties. We utilize the services of other third party ad networks that provide us with CPM ads.

Our Relationship with Google.  Our relationship with Google is governed by our Google Services Agreement, or GSA, which currently extends through January 31, 2012. We participate in two Google AdSense programs, “AdSense for Search”, or “AFS”, and “AdSense for Content”, or “AFC”. AFS is the online service for distributing relevant ads from Google’s advertisers for search results on Google Network members’ sites. AFC, on the other hand, is Google’s online service for distributing ads from its advertisers that are relevant to content on its Network members’ web sites. Under this program, Google uses automated technology to analyze the meaning of the content on the web page and serve relevant ads based on the meaning of such content.

Licensing Revenue. We earn a negligible portion of our revenues from partners that pay us for providing them with our answer-based services that they then use in their own products, via co-branded Web pages.

Costs and Expenses

Cost of Revenue

Cost of revenue consists of compensation, travel and overhead costs relating to personnel who are engaged in data center and production operations, and direct content creation, editing and integration. Additionally, this expense line includes fees to third parties to license and translate content, data center costs, including depreciation of data center technology assets, Web search service fees, ad serving fees, amortization of the cost of acquired software used in our products, and contractual revenue sharing fees to various Web property operators for visitors directed to our Web properties, or traffic acquisition costs.

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

Stock-Based Compensation

New employees typically receive stock option awards within three months of their employment date. We also grant additional stock option awards to existing employees and directors. We account for stock-based awards under Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation,” which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period awards are expected to vest. Costs resulting from stock-based compensation are part of our compensation expense and are included in the operating expense categories in our Statements of Operations.

Impact of Foreign Currency Fluctuations

The dollar cost of our operations is heavily influenced by changes in the value of the dollar in relation to the New Israeli Shekel (“NIS”), mostly due to the NIS-based salaries of our Israel-based employees. Close to half of our operating expenses, excluding stock-based compensation, are denominated in New Israel Shekels. We enter into forward contracts to hedge much of the near-term impact of our NIS-based expenses. Prior to May 2009, these derivatives were not designated as hedging instruments under the rules of ASC 815, “Derivatives and Hedging”, and therefore, the net gains (losses) arising from these derivatives were recognized in operating expenses as they occurred. Starting May 2009, we designated all of our currency hedging activities as cash flow hedges as they were all eligible. Thus, the changes in those hedges are recorded as other comprehensive income (loss), and are reclassified to earnings as the forward contracts mature or if, and to the extent, that the hedging relationship is deemed ineffective.

In the three months ended September 30, 2010, compensation, excluding stock-based compensation ( “Cash-Based Compensation”), to employees amounted to $2,019 thousand compared to $1,791 thousand during the same period in 2009, a net increase of $228 thousand or 13%. Approximately $218 thousand of such increase was due to increases in headcount and raises, while approximately $10 thousand resulted from the weakening of the dollar as compared to the NIS.

In the nine months ended September 30, 2010, Cash-Based Compensation to employees amounted to $6,326 thousand compared to $5,233 thousand during the same period in 2009, a net increase of $1,093 thousand or 21%. Approximately $893 thousand of such increase was due to increases in headcount and raises, while approximately $200 thousand resulted from the weakening of the dollar as compared to the NIS.

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

The Series A Convertible Preferred Stock has the rights and preferences set forth in our Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock, which, amended our Amended and Restated Certificate of Incorporation on June 16, 2008. The Series B Convertible Preferred Stock has the rights and preferences set forth in the Company’s Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock which amended the Company’s Amended and Restated Certificate of Incorporation on June 9, 2009. For a detailed description of the rights and preferences of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, we refer you to the notes to the financial statements contained in our 2009 annual report.

In connection with the Redpoint Financings, Redpoint received and exercised their right to appoint two individuals to serve as voting members of our board of directors.

Income Tax Benefit (Expense), Net

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating and amortizing certain property, equipment and intangible assets and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes, and from certain income and expense items recorded for income tax purposes but not recognizable for financial reporting purposes. In addition, our income tax expense has been adjusted for the effect of state and local taxes and foreign income from our wholly owned subsidiary. At September 30, 2010, our deferred tax assets were almost entirely offset by a valuation allowance. While we had taxable income in 2009 and the nine months ending September 30, 2010, we have experienced a cumulative loss in recent years and our revenue model continues to be subject to fluctuations and volatility that impact our ability to accurately forecast our future expected profitability.  We continue to view these factors as significant pieces of negative evidence that make it difficult to support a conclusion that expected taxable income from future operations justifies recognition of deferred tax assets. Notwithstanding, we will continue to monitor our profitability as well as the extent of fluctuations and volatility and their impact on our revenue model. As more information accumulates and to the extent that we continue to experience sustained profitability in future periods, we will consider if and when a reversal will be appropriate.

Our Israeli subsidiary, GuruNet Israel Ltd. (“GuruNet”), had net income in 2009 and the nine months ended September 30, 2010, resulting from services it provided us. GuruNet charges us for research & development services it provides us, plus a profit margin, currently 8.3%. However, GuruNet operates primarily through plans recognized as “approved enterprises” (and a “beneficiary enterprise” as later amended in amendment No. 60 to the Israeli Law for Encouragement of Capital Investments - 1959) under Israeli law, which means that income arising from its approved research & development activities, is subject to zero percent tax under the “alternative benefit” path for a period of ten years. Currently, GuruNet operates under two separate “approved enterprise” plans, the first one which ended on December 31, 2009 and the second ending December 31, 2014, and a “beneficiary enterprise” plan ending December 31, 2017.  Currently, GuruNet pays taxes at the regular corporate income tax rate on the relative proportion of taxable income attributable to the first approved enterprise plan.

Additionally, GuruNet provides us with certain management services which it charges at cost plus a profit margin, currently 9.2%. Income derived from such services is taxable at the Israeli corporate tax rate in effect at the time (26% and 25% in 2009 and 2010, respectively).

In the event of dividend or other cash distributions to us by GuruNet, GuruNet would have to pay a 10% corporate tax on the amount distributed, and we would have to pay a 15% tax to be withheld at source on the amounts of such distributions received. Furthermore, we would be subject to a 35% federal tax on dividends received, before applying any credits possibly allowed for NOL carryforwards or by the income tax treaty between the United States and Israel. At present, we do not plan on having GuruNet distribute any dividends.

RESULTS OF OPERATIONS

Revenue	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

WikiAnswers advertising revenue	3,422	3,314	(108)	9,984	11,795	1,811
ReferenceAnswers advertising revenue	1,548	1,127	(421)	4,700	3,357	(1,343)
Licensing revenue	17	11	(6)	53	46	(7)
	4,987	4,452	(535)	14,737	15,198	461

Revenue decreased $535 thousand, or 11%, from $4,987 thousand for the three months ended September 30, 2009 to $4,452 thousand for the three months ended September 30, 2010. Revenue increased $461 thousand, or 3%, from $14,737 thousand for the nine months ended September 30, 2009 to $15,198 thousand for the nine months ended September 30, 2010.

WikiAnswers

Three Months Ended September 30, 2010

WikiAnswers’ advertising revenue in the three months ended September 30, 2010 decreased $108 thousand, or 3%, compared to the same period in 2009, due to lower RPM, offset, to a large degree, by increased traffic.

RPM. The average WikiAnswers RPM in the three months ended September 30, 2010 was $4.35, a decrease of 26% compared to the average RPM of $5.87 in the same period in 2009. The decrease in WikiAnswers RPM resulted from a decrease in our CPC-based RPM, offset, to some extent, by higher RPM from CPM ads. Most of the decline in CPC-based RPM is attributable to reduced click-through rates, offset, to some extent by higher CPC rates. Factors that, we believe, may have influenced click through rates and CPC rates include the percent of clicks on CPC ads on our site that result in users making a purchase (also known as “conversion rates”), changes we made to the site, changes that Google may have made to the AdSense algorithm that connects advertisers and publishers, changes in how advertisers may have managed their advertising costs in different periods, the increasing percentage of our traffic that comes from mobile devices, and users becoming so accustomed to the site’s layout and the positioning of the ads that their eyes are avoiding them. A very minor portion of the decline in CPC-based RPM is attributable to the terms of our renewed GSA, which became effective in February 2010.

Traffic. The decline in revenue from the aforesaid decline in WikiAnswers RPM was substantially, but not completely, offset by an increase in our WikiAnswers traffic. WikiAnswers’ average daily page views in the three months ended September 30, 2010 were 8,279,000, an increase of 31% compared to average daily page views of 6,336,000 in the same period in 2009.

Nine Months Ended September 30, 2010

WikiAnswers’ advertising revenue in the nine months ended September 30, 2010 increased $1,811 thousand, or 18%, compared to the same period in 2009, due to increased traffic, offset to some extent by lower WikiAnswers RPM.

RPM. The average WikiAnswers RPM in the nine months ended September 30, 2010 was $5.02, a decrease of 19% compared to the average WikiAnswers RPM of $6.18, in the same period in 2009. The decrease in WikiAnswers RPM resulted from a decrease in our CPC-based RPM, offset, to some extent, by higher RPM from CPM ads. The factors accounting for the decline in CPC-based RPM during the nine months ended September 30, 2010 were essentially the same as those contributing to the decline in the three months ended September 30, 2010 discussed above.

Traffic. The average WikiAnswers daily page views in the nine months ended September 30, 2010 were 8,615,000, an increase of 45% compared to the average daily page views of 5,922,000 in the same period in 2009. The growth in revenue from the aforesaid traffic growth was partially offset by a decrease in our WikiAnswers RPM.

ReferenceAnswers

Three Months Ended September 30, 2010

ReferenceAnswers’ advertising revenue in the three months ended September 30, 2010 decreased $421 thousand, or 27%, compared to the same period in 2009, due to lower ReferenceAnswers traffic and RPM.

RPM. The average ReferenceAnswers RPM in the three months ended September 30, 2010 was $5.09, a decrease of 14%, compared to the RPM of $5.89, in the same period in 2009. The decrease in ReferenceAnswers RPM resulted from a decrease in our CPC-based RPM, offset, to some extent, by higher RPM from CPM ads. We attribute the decline in CPC-based RPM principally to the changes in the terms of our renewed GSA with Google as well as lower CPC rates. In contrast to WikiAnswers revenue, ReferenceAnswers revenue is earned principally via AFS rather than AFC, so that it was more heavily impacted by the changes in the contract terms than WikiAnswers. Factors that, we believe, may have influenced CPC rates include conversion rates, changes we made to the site, changes that Google may have made to the AdSense algorithm that connects advertisers and publishers, changes in how advertisers may have managed their advertising costs in different periods, and the increasing percentage of our traffic that comes from mobile devices.

Traffic. ReferenceAnswers average daily page views in the three months ended September 30, 2010 were 2,405,000, 16% less than average daily page views of 2,857,000 during the same period in 2009. We believe the loss of the Google definition link in the fourth quarter of 2009 is the primary cause of that decline.

Nine Months Ended September 30, 2010

ReferenceAnswers’ advertising revenue in the nine months ended September 30, 2010 decreased $1,343 thousand, or 29%, compared to the same period in 2009, due to lower ReferenceAnswers traffic and RPM.

RPM. ReferenceAnswers RPM in the nine months ended September 30, 2010 was $4.89, a decrease of 17%, compared to the RPM of $5.87, in the same period in 2009. The decrease in ReferenceAnswers RPM resulted from a decrease in our CPC-based RPM, offset, to some extent, by higher RPM from CPM ads. The factors accounting for the decline in CPC-based RPM during the nine months ending September 30, 2010 were essentially the same as those contributing to the decline in the three months ended September 30, 2010 discussed above, as well as lower click-through rates.

Traffic. ReferenceAnswers average daily page views in the nine months ended September 30, 2010 were 2,513,000, 14% less than average daily page views of 2,934,000 during the same period in 2009. As with the third quarter traffic, we believe the loss of the Google definition link in the fourth quarter of 2009 is the primary cause of this decline.

Other Revenue and Traffic Information

·	WikiAnswers’ FIGS language versions accounted for $8 thousand and $24 thousand of our WikiAnswers revenue during the three and nine months ended September 30, 2010, respectively.

·	Answers.com videos accounted for $13 thousand and $26 thousand of our overall Answers.com revenue during the three and nine months ended September 30, 2010, respectively.

·
In September 2009, we created a new unified Answers.com home page and login, in connection with the launch of the new Answers.com, which integrated WikiAnswers and ReferenceAnswers. Since the new unified Answers.com home page was designed to give prominence to WikiAnswers and to encourage users to enter their questions into the site’s query bar, beginning September 2009, visits to that page, which at such time averaged approximately 175,000 per day, are recorded as WikiAnswers page-views rather than ReferenceAnswers page-views, contrary to the previous practice.

·
The percentage of overall Answers.com traffic from mobile devices was approximately 1% and 7% in the three months ended September 30, 2009 and 2010, respectively. The percentage of Answers.com traffic from mobile devices was approximately 1% and 3% in the nine months ended September 30, 2009 and 2010, respectively.

Traffic and Revenue Discussion

The following table illustrates the historical results of our two Web properties’ revenues, average daily page views and RPM, by quarter, beginning the first quarter of 2009.

	2009				2010
	Q1	Q2	Q3	Q4	Q1	Q2	Q3

Ad Revenue ($ - in thousands)
WikiAnswers	3,162	3,400	3,422	4,470	4,489	3,992	3,314
ReferenceAnswers	1,567	1,585	1,548	1,530	1,218	1,012	1,127
Total	4,729	4,985	4,970	6,000	5,707	5,004	4,441

WikiAnswers	67%	68%	69%	75%	79%	80%	75%
ReferenceAnswers	33%	32%	31%	25%	21%	20%	25%
Total	100%	100%	100%	100%	100%	100%	100%

Traffic Average Daily Page Views
WikiAnswers	5,337,000	6,082,000	6,336,000	8,199,000	8,995,000	8,578,000	8,279,000
ReferenceAnswers	2,982,000	2,965,000	2,857,000	2,737,000	2,737,000	2,399,000	2,405,000
Total	8,319,000	9,047,000	9,193,000	10,936,000	11,732,000	10,977,000	10,684,000

WikiAnswers	64%	67%	69%	75%	77%	78%	77%
ReferenceAnswers	36%	33%	31%	25%	23%	22%	23%
Total	100%	100%	100%	100%	100%	100%	100%

RPM
WikiAnswers	$6.58	$6.14	$5.87	$5.93	$5.55	$5.11	$4.35
ReferenceAnswers	$5.84	$5.87	$5.89	$6.08	$4.94	$4.64	$5.09

The traffic and RPM trend discussion that follows pertains to our Answers.com English site and not the FIGS sites that are currently in their infancy.

WikiAnswers

Since we purchased WikiAnswers in November 2006, the Web property’s traffic has experienced significant growth. In fact, we experienced sequential traffic growth in every quarter through the first quarter of 2010. We believe that the growth that WikiAnswers experienced was primarily due to the dynamics of the property. As our database of questions and answers grew, we drew new traffic, primarily from SEO, which in turn resulted in the creation of new questions and answers, or new content, which drove additional growth. However, WikiAnswers’ growth has, over time decelerated. We are in the midst of executing on several initiatives, including the development of a robust reputation system intended to improve the quality of the content in WikiAnswers, and a redesign of our website intended to improve site usability, performance and monetization, and which we hope will enable us to return to stronger traffic growth.

Most of WikiAnswers’ revenue in the three months ended September 30, 2010, and in every quarter since we acquired WikiAnswers, was generated by our use of CPC-based ads, substantially all of which we receive through Google AdSense. Further, the RPM declines that WikiAnswers has generally experienced since the beginning of 2009, have been the result of declines in our Google AdSense RPM. In an effort to reduce our dependence on Google AdSense, we are currently searching for additional monetization partners or other ad elements. In fact, in October 2010, we added rich media in-text hyperlink ads to our Web properties, adding a new ad provider to our mix of monetization partners.

In addition to seeking new monetization partners or other ad elements, as discussed above, the following two initiatives are intended to further improve RPM:

·	Direct Ad Sales. We plan to establish an in-house direct sales force beginning the first quarter of 2011 in an effort to better monetize our CPM inventory.

·
Site Redesign. We plan to launch a redesigned Answers.com in the first quarter of 2011. One of the elements of the redesign will allow for different size ad units and changing the location of ads on the page, in an effort to combat “ad-blindness,” the term we use to describe the belief we have that users click on advertisements less, the more they get more accustomed to viewing them. Additionally, the site redesign will give expression to the inherent vertical nature of our content, thus, we believe, supporting the efforts of our planned direct ad sales effort to gain higher rates from advertisers.

ReferenceAnswers

ReferenceAnswers average daily page views in the nine months ended September 30, 2010 were 2,513,000, 14% less than average daily page views of 2,934,000 during the same period in 2009. We believe that such decline is primarily attributable to the loss of the Google definition link in the fourth quarter of 2009. We are in the midst of many initiatives, including adding more licensed text content and video content to ReferenceAnswers, with the goal of returning this Web property to traffic growth.

As noted above, we attribute the declines we have seen in ReferenceAnswers RPM in 2010, as compared to the prior year, to the terms of our renewed GSA as well as declines in our click-through rates and CPC rates. While ReferenceAnswers has not suffered RPM declines as prominent as WikiAnswers, the same initiatives that are intended to improve WikiAnswers’ RPM, discussed above, are also intended to improve ReferenceAnswers’ RPM.

Costs and Expenses

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

Cost of revenue	1,264	1,303	39	3,489	4,055	566

Cost of revenue increased $39 thousand, or 3%, from $1,264 thousand in the three months ended September 30, 2009, to $1,303 thousand for the same period in 2010. The change in cost of revenue was due primarily to the following factors: compensation costs, excluding stock based compensation, increased $61 thousand due to headcount changes and raises, web search fees increased $18 thousand, and overhead expenses increased $30 thousand. The aforesaid increases were partially offset by decreases in translation expenses of $34 thousand, stock-based compensation of $11 thousand, and ad serving fees of $25 thousand. Ad serving fees declined since, beginning August 2010, we no longer license third-party ad serving software.

Cost of revenue increased $566 thousand, or 16%, from $3,489 thousand in the nine months ended September 30, 2009, to $4,055 thousand for the same period in 2010. The change in cost of revenue was due primarily to the following factors: compensation costs, excluding stock based compensation, increased $206 thousand due to increased headcount and raises, translation expenses increased $262 thousand, data center costs increased $184 thousand and overhead expenses increased $77 thousand. The aforesaid increases were partially offset by decreases in content licensing, recruiting fees, use taxes, amortization and traffic acquisition costs, which, in aggregate, decreased by $184 thousand and a decrease of $28 thousand in stock-based compensation.

Research and Development Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

Research and development	921	1,202	281	2,611	3,403	792

Research and development expenses increased $281 thousand, or 31%, from $921 thousand in the three months ended September 30, 2009, to $1,202 thousand for the same period in 2010. The change in research and development expenses was due primarily to the following factors: compensation related expenses, excluding stock based compensation, increased $155 thousand, due to increased headcount and raises, consulting expenses increased $102 thousand, and overhead expenses increased $62 thousand. The aforesaid increases were partially offset by a decrease of $26 thousand in stock-based compensation.

Research and development expenses increased $792 thousand, or 30%, from $2,611 thousand in the nine months ended September 30, 2009, to $3,403 thousand for the same period in 2010. The change in research and development expenses was due primarily to the following factors: compensation related expenses increased $581 thousand, excluding stock based compensation, due to increased headcount and raises, consulting expenses increased $128 thousand, and overhead expenses increased $124 thousand. The aforesaid increases were partially offset by a decrease of $56 thousand in stock-based compensation.

Community Development and Marketing Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

Community development and marketing	621	568	(53)	1,679	1,972	293

Community development and marketing expenses decreased $53 thousand, or 9%, from $621 thousand in the three months ended September 30, 2009, to $568 thousand, for the same period in 2010. The primary factors that caused this decrease were a $60 thousand decline in promotional and marketing expenses and a reduction in our estimate for certain non-income tax contingencies by $38 thousand. The aforesaid decreases were partially offset by increased compensation related expenses, excluding stock based compensation, of $49 thousand, due to headcount changes and raises. Stock based compensation decreased $2 thousand.

Community development and marketing expenses increased $293 thousand, or 17%, from $1,679 thousand in the nine months ended September 30, 2009, to $1,972 thousand, for the same period in 2010. The primary factors that caused this increase were a $267 thousand increase in compensation related expenses, excluding stock based compensation, due to increased headcount and raises, and a $36 thousand increase in promotional and marketing costs. Stock based compensation increased $4 thousand. The aforesaid increases were partially offset by a decrease of $38 thousand in our estimate of certain non-income tax contingencies.

General and Administrative Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

General and administrative	1,201	1,000	(201)	3,666	3,372	(294)

General and administrative expenses decreased $201 thousand, or 17%, from $1,201 thousand in the three months ended September 30, 2009, to $1,000 thousand for the same period in 2010. The change in general and administrative expenses was due primarily to the following factors: Stock-based compensation decreased $99 thousand, consulting expenses decreased $35 thousand, investor relations related expenses decreased $27 thousand, travel decreased $22 thousand, and amortization of intangible assets decreased $23 thousand, since a covenant not to compete in connection with the acquisition of WikiAnswers was fully amortized in October 2009.  Additionally, compensation expense, excluding stock-based compensation decreased $37 thousand, mainly due to a reduction in estimated bonuses. The aforesaid decreases were partially offset by increased accounting and legal expenses of $43 thousand.

General and administrative expenses decreased $294 thousand, or 8%, from $3,666 thousand in the nine months ended September 30, 2009, to $3,372 thousand for the same period in 2010. The change in general and administrative expenses was due primarily to the following factors: Stock-based compensation decreased $231 thousand, travel decreased $50 thousand, consulting expenses decreased $35 thousand, and amortization of intangible assets decreased $69 thousand, since a WikiAnswers covenant not to compete was fully amortized in October 2009. The aforesaid decreases were partially offset by increases of $40 thousand and $69 thousand in compensation expense, excluding stock-based compensation, and non-income related taxes, respectively.

Interest Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

Interest income (expense), net	4	19	15	(445)	43	488

Interest income (expense), net increased $15 thousand from $4 thousand income, net, in the three months ended September 30, 2009 to $19 thousand income, net in the same period in 2010.

Interest income (expense), net, changed by $488 thousand from $(445) thousand expense, net, in the nine months ended September 30, 2009 to $43 thousand income, net in the same period in 2010.  The change in interest income (expense), net, resulted mostly from the following two matters: In 2009, we recorded $166 thousand of amortization relating to $363 thousand of transaction costs that we incurred in connection with the issuance of the Series B Unit Warrant in June 2008, and which were fully amortized by the end of the second quarter of 2009. Secondly, in the second quarter of 2009 we recorded $290 thousand transaction costs that we incurred in connection with the issuance of the Series B Warrants in June 2009.

Other Income (Expense), Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

Other income (expense), net	(5)	(15)	(10)	-	(11)	(11)

Other income (expense), net, changed by $10 thousand, from $(5) thousand net expense in the three months ended September 30, 2009, to $(15) thousand net expense in the same period in 2010.  Other income (expense), net, changed $11 thousand, from $0 in the nine months ended September 30, 2009, to $(11) thousand net expense in the same period in 2010. Other income (expense), net, results from foreign currency net gains and losses.

Gain (Loss) Resulting from Fair Value Adjustment of Warrants

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

Gain (loss) resulting from fair value adjustment of warrants	(999)	1,321	2,320	(3,374)	3,404	6,778

The Series A Warrants and Series B Warrants are revalued each reporting date, and any change to their fair value is recorded in the statement of operations. The Warrant to Purchase Units of Series B Preferred Stock and Warrants was, up to its exercise in June 2009, also revalued each reporting period and the change in its fair value was recorded in the statement of operations.

The Series A Warrants and Series B Warrants are classified as a long-term liability and the primary reason for the change in their value is the market price of our common stock on the reporting dates. An increase in the price of our common stock on the reporting date, as compared to its price on the preceding reporting date, increases the value of the warrants and thus results in a loss on our statement of operations. Conversely, a decline in the price of our common stock decreases the value of the warrants and thus results in a gain on our statement of operations.

Income Tax Expense, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2010	Change	2009	2010	Change
	($ - in thousands)			($ - in thousands)

Income tax expense, net	(50)	(45)	5	(121)	(296)	(175)

Income tax expense, net, changed by $5 thousand, from $(50) thousand in the three months ended September 30, 2009 to $(45) thousand in the same period in 2010.

For the nine months ended September 30, 2009, Income tax expense, net, changed by $175 thousand, from $(121) thousand to $(296) thousand in the same period in 2010. The change in tax expense was primarily the result of the increase in unrecognized tax benefits of approximately $100 thousand, as well as an estimated increase of $63 thousand for current Israeli income taxes due to the expiration of the first of the approved enterprise programs of our Israeli subsidiary, and reversals in deferred tax assets of approximately $5 thousand by our Israeli subsidiary.

We had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $53 million at December 31, 2009. The federal NOLs will expire if not utilized on various dates from 2021 through 2028. Section 382 of the Internal Revenue Code of 1986 (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. We estimate two ownership changes, as defined under Section 382, have occurred, that would trigger this limitation. Based on our current estimates and assumptions, as of December 31, 2009, we may use approximately $36 million of our accumulated NOLs.  The remaining approximate $17 million NOL is available to offset taxable income in an amount of approximately $1.4 million per year. Any unused portion of the $1.4 million is available for use in future years until such NOL is scheduled to expire. The Subsidiary has capital loss carryforwards of approximately $790 thousand, which can be applied to future capital gains resulted in our subsidiary for an unlimited period of time under current tax rules.

We file income tax returns in the U.S., as well as in various state & local and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2006. GuruNet is no longer subject to foreign income tax examinations by tax authorities for years prior to 2007 but is currently undergoing an audit by the Israeli tax authorities for the tax years 2007 and 2008. While we have accrued certain amounts in reference to those periods, as a settlement has not been reached there is no certainty that amounts accrued will be the final amounts paid.

LIQUIDITY AND CAPITAL RESOURCES

Our principal ongoing source of operating liquidity is the cash generated by our advertising revenue. We had $24.8 million in cash, cash equivalents and marketable securities at September 30, 2010, including the $11.9 million we raised from the Redpoint Financings.

	Nine Months Ended September 30,
	2009	2010
	($ - in thousands)

Net cash provided by operating activities	4,720	3,123
Net cash used in investing activities	(1,289)	(4,450)
Net cash provided by (used in) financing activities	6,195	(444)

Operating Activities

Net income in the nine months ended September 30, 2010 was $5,536 thousand, and net cash provided by operations was $3,123 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the accompanying statement of cash flows. The largest reconciling items are the non-cash gain resulting from the fair value adjustment of the warrants of $3,404 thousand, stock-based compensation of $856 thousand, and depreciation and amortization of $933 thousand.

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

Investing Activities

Net cash used in investing activities of $4,450 thousand, in the nine months ended September 30, 2010, is almost entirely attributable to cash used to purchase marketable securities of $3,516 thousand and capital expenditures of $885 thousand.

Net cash used in investing activities of $1,289 thousand, in the nine months ended September 30, 2009, is almost entirely attributable to cash used for capital expenditures of $1,275 thousand. Capital expenditures were higher than usual due the establishment of our second colocation facility in the second quarter of 2009.

Financing Activities

Net cash flow used in financing activities of $444 thousand in the nine months ended September 30, 2010, stems from $588 thousand of dividend payments and a $61 thousand repayment of a capital lease obligation, less $205 thousand of proceeds from the exercise of stock options.

Net cash flow from financing activities in the nine months ended September 30, 2009 resulted from the Series B Financing that amounted to $6,480 thousand, net of issuance costs, and $177 thousand of proceeds from the exercise of stock options, less $404 thousand of dividend payments and a $58 thousand repayment of a capital lease obligation.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2010, there were no off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2008 and 2009, and our unaudited financial statements for the three and nine months ended September 30, 2009 and 2010, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

The identification and valuation of intangible assets and the determination of the estimated useful lives at the time of acquisition are based on various valuation methodologies including reviews of projected future cash flows. The use of alternative estimates and assumptions could have increased or decreased the estimated fair value of our goodwill and other intangible assets, and potentially resulted in a different impact to our results of operations. Further, changes in business strategy and/or market conditions may significantly impact these judgments thereby impacting the fair value of these assets, which could result in an impairment of the goodwill and acquired intangible assets.

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

As of September 30, 2010, we determined that there were no events or changes in circumstances indicating that the carrying amount of our intangible and other long-lived assets may not be recoverable; therefore, there was no need to evaluate the recoverability or compute impairment of any of the aforesaid assets.

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

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At September 30, 2010, we have fully offset our U.S. net deferred tax asset with a valuation allowance. While we had taxable income in 2009 and the first nine months of 2010, we have experienced a cumulative loss in recent years and our revenue model continues to be subject to fluctuations and volatility that impact our ability to accurately forecast our future expected profitability.  We continue to view these factors as significant pieces of negative evidence that make it difficult to support a conclusion that expected taxable income from future operations justifies recognition of deferred tax assets. Notwithstanding, we will continue to monitor our profitability as well as the extent of fluctuations and volatility and their impact on our revenue model. As more information accumulates and to the extent that we continue to experience sustained profitability in future periods, we will consider if and when a reversal will be appropriate.

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

We have not provided U.S. and Israeli income taxes and withholding taxes on the undistributed earnings of GuruNet as of September 30, 2010 because we intend to permanently reinvest such earnings outside the U.S. As of September 30, 2010, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $3.7 million. We make an evaluation at the end of each reporting period as to whether or not the undistributed earnings of our foreign subsidiary are permanently reinvested. While, to date, we have concluded that such undistributed earnings are permanently reinvested, facts and circumstances may change in the future. Changes in facts and circumstances may include a change in the estimated capital needs of our foreign subsidiaries, or a change in our corporate liquidity requirements. Such changes could result in our management determining that some or all of such undistributed earnings are no longer permanently reinvested. In that event, we would be required to recognize income tax liabilities on the assumption that GuruNet’s foreign undistributed earnings will be distributed to us.

Accounting for Redpoint Financings

In accounting for the Series A Financing, the proceeds were first allocated to the Series B Unit Warrant, which was classified as a current liability, based on its fair value, and the residual amount was allocated among the Series A Convertible Preferred Stock and the Series A Warrants based on their relative fair values, all in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity” (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”), ASC 815, “Derivatives and Hedging” (formerly SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”) and ASC 815–40, “Derivatives and hedging – Contracts in Entity’s Own Equity” (formerly EITF 00-19, ”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). The Series B Unit Warrant was revalued at each reporting date, since its inception until it was exercised on June 10, 2009. The Series A Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in ASC 480-10-S99A (formerly EITF D-98, “Classification and Measurement of Redeemable Securities”),and, prior to January 1, 2009, the Series A Warrants were classified in permanent equity.

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

On June 10, 2009, Redpoint exercised, in full, the Series B Unit Warrant, which was valued at approximately $10.8 million on such date, thus extinguishing this liability from our balance sheet through a corresponding increase to additional paid-in capital. In accounting for the Series B Financing, the proceeds were first allocated to the Series B Warrants which were classified as a liability, based on their fair value, and the residual amount was allocated to the Series B Convertible Preferred Stock, all in accordance with the guidance in ASC 480, ASC 815 and ASC 815-40. The Series B Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in ASC 480-10-S99A.

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

The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock issued as part of the Redpoint Financings contain an embedded conversion option which could potentially require separate accounting under ASC 815. According to ASC  815-15 (formerly paragraph 12(a) of SFAS 133), in order to determine whether separate accounting is required, one has to evaluate whether the economic characteristics and risks of the conversion option are closely related to the host contract, and the nature of the host contract.  We exercised judgment and evaluated this matter in accordance with ASC 815-10 (formerly EITF Topic D-109, "Determining the Nature of a Host Contract Related to a Hybrid Financial Instrument Issued in the Form of a Share under FASB Statement No.133"). ASC 815-10 provides guidance on determining whether the characteristics of a host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. In evaluating an embedded derivative feature for separation under ASC 815, the consideration of the economic characteristics and risks of the host contract should not ignore the stated or implied substantive terms and features of the hybrid financial instrument. We considered various factors including redemption provisions, stated rate, voting rights, whether returns are discretionary or mandatory, collateral requirements, participation in residual earnings and liquidation preferences, in making our determination that the host contract was more akin to equity. The most important factor that led us to the conclusion that the host contract was more akin to equity was the fact that the redemption feature was not mandatory or likely to occur. Had we determined that the host contract was more akin to debt and not equity it would have impacted the accounting for the host contract and the embedded conversion option and could have had a material impact on our financial statements.

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

	Quarter Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	Jun. 30, 2010	Sep. 30, 2010
	(in thousands, except page views and RPM data)
Revenues:
Advertising revenue	$4,729	$4,985	4,970	$6,000	$5,707	$5,004	4,441
Answers services licensing	18	19	17	17	19	16	11
	4,747	5,004	4,987	6,017	5,726	5,020	4,452
Costs and expenses:
Cost of revenue	1,059	1,166	1,264	1,307	1,437	1,315	1,303
Research and development	873	817	921	997	1,061	1,140	1,202
Community development and marketing	499	558	621	781	744	660	568
General and administrative	1,219	1,248	1,201	1,231	1,257	1,115	1,000

Total operating expenses	3,650	3,789	4,007	4,316	4,499	4,230	4,073

Operating income	1,097	1,215	980	1,701	1,227	790	379

Interest income (expense), net	(87)	(362)	4	5	11	13	19
Other income (expense), net	15	(9)	(5)	5	(8)	12	(15)
Gain (loss) resulting from fair value adjustment of warrants, net	2,010	(4,385)	(999)	740	615	1,468	1,321

Income (loss) before income taxes	3,035	(3,541)	(20)	2,451	1,845	2,283	1,704

Income tax benefit (expense), net	6	(78)	(50)	(43)	(91)	(160)	(45)

Net income (loss)	$3,041	$(3,619)	$(70)	$2,408	1,754	2,123	1,659

Other Data:
Adjusted EBITDA(1)	$1,744	$1,895	$1,708	$2,389	$1,840	$1,381	$964

WikiAnswers average daily page views	5,337,000	6,082,000	6,336,000	8,199,000	8,995,000	8,578,000	8,279,000
ReferenceAnswers average daily page views	2,982,000	2,965,000	2,857,000	2,737,000	2,737,000	2,399,000	2,405,000

WikiAnswers RPM	$6.58	$6.14	$5.87	$5.93	$5.55	$5.11	$4.35
ReferenceAnswers RPM	$5.84	$5.87	$5.89	$6.08	$4.94	$4.64	$5.09

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

We compensate for these limitations by providing specific information in the reconciliation to the GAAP amounts excluded from Adjusted EBITDA, as follows:

	Quarter Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	Jun. 30, 2010	Sep. 30, 2010
	($ - in thousands)

Net income (loss)	$3,041	$(3,619)	$(70)	$2,408	$1,754	$2,123	$1,659

Interest (income) expense, net	87	362	(4)	(5)	(11)	(13)	(19)
Foreign currency (gains) losses	(15)	9	5	(5)	8	(12)	15
Income tax (benefit) expense, net	(6)	78	50	43	91	160	45
Depreciation and amortization	261	299	328	302	300	311	322
Stock-based compensation	386	381	400	386	313	280	263
(Gain) loss resulting from fair value adjustment of warrants	(2,010)	4,385	999	(740)	(615)	(1,468)	(1,321)

Adjusted EBITDA	$1,744	$1,895	$1,708	$2,389	$1,840	$1,381	$964

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) required by paragraph (b) of Rule 13a-15 or Rule 15d-15, as of September 30, 2010, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Our Chief Executive Officer and Principal Financial Officer also concluded that, as of September 30, 2010, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ANSWERS CORPORATION
(Registrant)

Date: November 12, 2010	By:	/s/ Robert S. Rosenschein
Robert S. Rosenschein
Chief Executive Officer

Date: November 12, 2010	By:	/s/ Steven Steinberg
Steven Steinberg
Chief Financial Officer
(Principal Financial Officer)