Form 10-K
period 2010-12-31
Answers CORP
filed 2011-03-17
CIK 1283073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   o     No   x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes   o     No   x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   x     No   o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o	Accelerated filer o

Non-accelerated filer o (do not check if smaller reporting company)	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   o     No   x

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   o     No   o

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, computed by reference to price at which the common equity was sold, or the average bid and asked price of such common stock as of June 30, 2010, was $55,567,035. For purposes of this computation, the registrant has excluded the market value of all shares of its common stock reported as being beneficially owned by executive officers and directors and holders of more than 10% of the common stock on a fully diluted basis of the registrant; such exclusion shall not, however, be deemed to constitute an admission that any such person is an “affiliate” of the registrant. As of March 15, 2011, there were 8,134,602 issued and outstanding shares of common stock of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G(3) to Form 10-K, the information required by Part III of this Annual Report on Form 10-K will be filed by amendment or included in the 2011 Proxy Statement, each filed with the Securities and Exchange Commission within 120 days of the end of the Registrant’s year ended December 31, 2010.

INTRODUCTORY NOTES

As used herein, “Answers.com,” “the company,” “we,” “us,” “our,” and similar terms refer to, and include, Answers Corporation and its subsidiary, GuruNet Israel Ltd., unless the context indicates otherwise.

We use various trademarks and trade names in our business, including without limitation “Answers.com®,” “WikiAnswers®,” “WikiAnswers.comTM,” “AnswerthonTM,” “AnswerTips®,” “blufr” and “1-Click AnswersTM”. This Annual Report also contains trademarks and trade names of other businesses that are the property of their respective holders.

Merger with AFCV

On February 2, 2011, the company entered into a merger agreement with AFCV Holdings, LLC, a Delaware corporation.  Under the terms of the merger agreement, a subsidiary of AFCV will be merged with and into Answers.com, with Answers.com continuing as the surviving corporation and a wholly-owned subsidiary of AFCV.  If the merger is completed, at the effective time of the merger, holders of Answers.com common stock, other than holders who properly exercise appraisal rights, will be entitled to receive $10.50 in cash, without interest, less any applicable withholding taxes, for each share of Answers.com common stock owned at the effective time of the merger.  Holders of the company’s Series A convertible preferred stock will receive an amount in cash, without interest, for each share of Series A stock owned equal to $10.50 multiplied by (A) the stated value of $101.76 plus accrued but unpaid dividends thereon accrued daily at the rate of 6% per annum calculated from the date on which the last regular quarterly dividend is paid in respect of the Series A stock to the effective time of the merger, divided by (B) $4.50. Holders of the company’s Series B convertible preferred stock will receive an amount in cash without interest for each share of Series B stock owned equal to $10.50 multiplied by (A) the stated value of $100.00 plus accrued but unpaid dividends thereon accrued daily at the rate of 6% per annum calculated from the date on which the last regularly quarterly dividend is paid in respect of the Series B stock to the effective time of the merger, divided by (B) $5.50.  The merger is subject to various conditions, including the adoption of the merger agreement by the company’s stockholders.  A special meeting of stockholders of the company has been called for April 12, 2011 to vote on adoption of the merger agreement.  The company has distributed to stockholders and filed with the Securities and Exchange Commission a proxy statement in connection with the special meeting, which contains information concerning the merger agreement and the merger.  Reference is made to the proxy statement for this information.

Forward Looking Statements

This Annual Report on Form 10-K contains “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These include, among other things, our expectations relating to the growth of our business and revenue, future traffic trends and patterns, future RPM trends and seasonality; our plans to continue investing resources in our core platform in areas such as content quality, maintaining and improving search engine optimization, performance, scalability, and usability; our plans for mobile Answers.com access; and our belief in the adequacy of our cash and cash equivalent to fund our working capital and operating requirements. These forward looking statements are based on expectations, estimates, goals and projections as of the date of this filing and are subject to significant risks and uncertainties. Actual results may differ materially from those expressed in forward looking statements.

In addition, our actual results could be affected by matters relating to merger agreement, including disruptions to our operations, strategic programs and partner relationships resulting from the announcement of or the preparation for the merger; operational restrictions under the merger agreement; costs, fees, expenses and charges related to the merger; and actual and potential litigation relating to the merger.

References to Web Property Usage Measurements

We gauge the effectiveness of our monetization efforts and trends by measuring our revenue per thousand page views, or RPM. Throughout this Annual Report, we refer to estimates of traffic, or page views, whose source is HBX Analytics, a tag-based Web analytics system offered by Omniture, Inc., a subsidiary of Adobe, Inc. (“Omniture”). Traffic measurements from this system are generated by our placement of tags on our Web pages. The Omniture system then independently generates traffic metrics. We also use Google, Inc.’s Google Analytics measurement services to estimate the breakdown of our traffic sources.  Google Analytics measurements are generated by our placement of tags on our Web properties’ pages, which Google Analytics uses to count and report audience metrics independently. In this annual report, statistics gathered from Omniture and Google Analytics are also referred to as “internal estimates”.

We also follow and report certain measurements performed by comScore, Inc., a global leader in measuring the digital world and one of the preferred sources of digital marketing intelligence. comScore’s “unique visitors” data to which we subscribe, is based on a solution introduced by comScore in mid-2009, Media Metrix 360, a ‘panel-centric hybrid’ approach to digital audience measurement, currently referred to by comScore as a Unified Digital Measurement solution. comScore’s unified methodology combines person-level measurement from its proprietary global panel with Web site server metrics. Our focus on comScore’s unique visitors metric – in the U.S. and worldwide – helps us understand and analyze our progress vis-à-vis other Web properties and competitors. Direct comparison of a ranking post implementation of comScore’s Media Metrix 360 solution, versus a ranking preceding the implementation of this relatively new solution, may not reflect the actual change in a site's ranking or audience size over time.

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

We intend to build the best online:

·	Answer experience
·	Answer database
·	Q&A community

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

According to comScore data for the month of February 2011, Answers.com had 54.6 million unique visitors, which ranked us number 17 in the top U.S. Web properties. Worldwide, Answers.com had approximately 94.5 million monthly unique visitors, ranking us number 31 in the world’s top properties in January 2011.

According to our internal estimates, during 2010, Answers.com yielded approximately 4.3 billion page views.

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

In November 2006, we acquired a questions and answers Web site, collaboratively written and edited by its community of users, which we later re-branded “WikiAnswers”. Our objective for WikiAnswers was twofold: First, we aimed to turn our platform into a dynamic, multi-disciplinary resource for users to share knowledge on similar areas of interest, thus adding a compelling facet to our overall offering. Second, we strived to leverage the potential of the network effect discussed in more detail below (the WikiAnswers Component) and strategically use WikiAnswers as a content creation source.

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

During 2010, Answers.com also began featuring many licensed videos. We believe that our users will value and be attracted to the videos covering thousands of topics in numerous categories.
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

Access to ReferenceAnswers is also enabled through 1-Click Answers, a downloadable application which, when installed on a computer, enables a user to click on a word or phrase within virtually any program, such as an e-mail, spreadsheet, document or database, and gain access to ReferenceAnswers’ online library. Since 2007, we began offering other Web properties and blogs the ability to provide their users with the 1-Click functionality through our webmaster tool version of 1-Click Answers, known as “AnswerTips”, which does not require a download.

Mobile Access to Answers.com

In mid-2010, the Company introduced its newly-designed mobile version for iPhone, Android and other handheld devices. With mobile Web usage and apps becoming more prevalent, and Facebook's announcement in 2010 that it has surpassed 100 million monthly mobile users, connecting Answers.com with the ever-increasing proportion of users on the go has become an important strategic element. Mobile access constitutes an opportunity to expand Answers.com’s user-base, data-base and brand recognition. The mobile site can be accessed by entering http://m.answers.com or www.answers.com into the mobile browser of any Web-enabled handheld device.

Content Quality

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

Traffic Generation

Our revenues are primarily driven by the traffic generated by Answers.com and our ability to effectively monetize that traffic. Please refer to the Introductory Notes of this Annual Report for an explanation of the manner in which we measure traffic. The 2010 average daily page views and RPMs (revenue per thousand page views) of Answers.com, by quarter, broken down by component, are as follows:

	Q1	Q2	Q3	Q4
Traffic
(page views)
WikiAnswers	8,995,000	8,578,000	8,279,000	11,110,000
ReferenceAnswers	2,737,000	2,399,000	2,405,000	2,801,000

Total	11,732,000	10,977,000	10,684,000	13,911,000

WikiAnswers	77%	78%	77%	80%
ReferenceAnswers	23%	22%	23%	20%

Total	100%	100%	100%	100%

RPM
(Revenue per thousand page views)
WikiAnswers	$5.55	$5.11	$4.35	$4.63
ReferenceAnswers	$4.94	$4.64	$5.09	$5.94

Search engines.  Answers.com’s largest source of traffic is search engines, which represented approximately 90% of our traffic for the fourth quarter of 2010. Among search engines, Google is by far our largest provider of search engine traffic, providing approximately 85% of overall search engine traffic in the fourth quarter of 2010.

We continually seek to improve the volume and optimize the monetization of traffic directed to our Web properties by search engines. The industry commonly refers to these efforts as search engine optimization, or SEO. One of our principal strategic initiatives is centered on our understanding that content drives traffic through SEO. We believe that rich, unique content is valued by the user and by the search engines and their content indexing algorithms. Thus, we have historically focused on adding unique content that has not been broadly offered on the Web. Currently, the Q&A-oriented content belonging to the WikiAnswers component is playing an overwhelming role in creating rich and unique information for Answers.com. Our additional SEO efforts involve optimizing Answers.com’s coding, presentation and structure, such as incorporating a clear hierarchical site-structure, and structuring the site to facilitate search engine indexing.

Direct users.  Answers.com also receives traffic from users visiting and returning to our sites directly. Direct users represented approximately 10% of our traffic for the fourth quarter of 2010.

Traffic Monetization

We earn practically all of our revenue from advertising. There are two primary categories of Internet advertising: pay-per-performance, also known as cost-per-click (“CPC”), and pay-per-impression display ads or cost per 1,000 impressions (“CPM”). In the CPC model, we earn revenue based on the number of clicks associated with an ad; in the CPM model, we derive revenue from the sole display of ads on pages that are visited by our audience. Beginning the fourth quarter of 2010, we added a third category of advertising to Answers.com, namely, in-text advertising, a form of contextual advertising where specific keywords within the text of a web-page are matched with advertising units. Those specific keywords become hyperlinks that populate an advertising “bubble” when users hover over the keywords using their cursor. We earn revenue each time a hyperlink within such “bubble” is clicked. 77%, 20% and 3% of our advertising revenue in 2010 was earned from CPC advertising, CPM advertising, and in-text advertising, respectively. We obtain advertisements from third-party ad networks. These ad networks compensate us by paying us a portion of the revenue they earn from advertisers for our provision of promotional space on Answers.com.

Our primary third party ad network, Google AdSense, provided Answers.com with almost all of the site’s CPC ads and accounted for approximately 77% of our total advertising revenue in 2010.

Google AdSense. Google AdSense refers to the online program through which Google distributes advertisers’ “AdWords” ads, for display on the web sites of its Google Network members. Answers.com is a member of such network. Google’s AdSense program includes, amongst others, “AdSense for search” and “AdSense for content”, both of which are utilized on Answers.com.

AdSense for search (“AFS”) is Google’s online service for distributing relevant ads from advertisers for display with search results. Google’s AdSense for search ads are targeted to match user search queries. For example, if a user has typed into the Answers.com search box a query with the words “going green initiatives,” the search result page may include ads relating to environmentally-friendly products. Answers.com displays Google’s AdSense for search ads in textual format. Most of the ads served on the ReferenceAnswers component of Answers.com are delivered by AdSense for search.

AdSense for content (“AFC”) is Google’s online service for distributing ads from its network of advertisers that are relevant to content appearing on Answers.com. Google’s technology analyzes the meaning of the content on Answers.com web pages and serves relevant ads based on the meaning of such content. For example, a web page with a question and an answer about finding a job might display ads for job placement agencies or higher education programs. While AdSense for content allows a variety of ad types to be shown, including text ads, image ads, Google Video Ads and more, Answers.com utilizes text ads, almost exclusively. The vast majority of ads displayed on the WikiAnswers component of Answers.com are drawn from AdSense for content.

Advertisers in Google’s network pay Google a fee each time an Answers.com user clicks on their advertisement which Google served to our site. Google shares the revenue associated with these clicks, with us.

Google Contract.  In January 2005, we entered into the Google Services Agreement (GSA) governing our participation in Google AdSense. In effect, the GSA positions Google AdSense as our most significant third party ad network. The GSA, extended for an additional two years pursuant to an October 2009 amendment, is scheduled to expire on January 31, 2012. Google may terminate the GSA with no advance notice for any of the following reasons:

·	our breach of certain prohibited actions including, among other things:

o	editing or modifying the order of search results,

o	redirecting end users, producing or distributing any software which prevents the display of ads by Google,

o	modifying, adapting or otherwise attempting to obtain source code from Google technology, content, software and documentation, or

o	engaging in any action or practice that reflects poorly on Google or otherwise disparages or devalues Google’s reputation or goodwill;

·	our breach of the grant of a license to us by Google of certain trade names, trademarks, service marks, logos, domain names and other distinctive brand features of Google;

·	our breach of the confidentiality provisions of the GSA;

·	our breach of the exclusivity provisions of the GSA; or

·	our material breach of the GSA more than two times, irrespective of any cure to such breaches.

Licensing Revenue. We earn a negligible portion of our revenues from partners that pay us for providing them with our answer-based services that they then use in their own products, via co-branded Web pages.

Direct Ad Sales. Our plan is to launch our own direct ad sales department, in an effort to diversify our revenue sources and improve RPMs. We have recently decided to postpone those plans until the second half of 2011 due to the developments concerning the planned merger with AFCV Holdings, LLC.

Site Redesign. we are in the process of redesigning Answers.com and will begin testing certain site elements beginning the second quarter of 2011. One of the elements of the redesign will allow for different size ad units and changing the location of ads on the page, in an effort to combat “ad-blindness,” the term we use to describe our belief that users click on advertisements less, the more they get accustomed to viewing them. Additionally, the site redesign is intended to give expression to the inherent vertical nature of our content, thus, we believe, supporting our efforts to improve monetization.

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

Community Development

As part of our continuous effort to support our growing community, 2010 has seen a broadening of the multi-site, community-oriented and content curation programs designed to foster loyalty, increase repeat visits, maintain quality while providing  the “human element” that has fueled Answers.com’s growth.

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

Volunteer Supervisors. Supervisors are trusted contributors who have access to specific tools and permissions to perform tasks beyond what regular contributors can do. These volunteers focus on the areas of work they enjoy most, answering and editing, merging similar questions, splitting out dissimilar questions, and organizing questions into categories. Some focus on specific topic areas and others participate as generalists tending to any question and answer that comes their way.

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

Our Strategy

We believe our valuable content and overall user experience drives traffic to Answers.com, which in turn drives the creation of more content and more traffic. Our traffic is monetized through advertising. As we view our business consisting of the core Answers.com platform with several possible product extensions, the key elements of our strategy to increase revenue will include:

1.	Investment in, and development of, our core Answers.com service, by:

·	Growing our Q&A database;
·	Improving content quality;
·	Building and empowering our user community;
·	Improving overall user-experience and core user functionality;
·	Enhancing our search engine optimization (SEO) efforts;
·	Improving the relevance of internal text search; and
·	Introducing newly-licensed content

2.	Enabling mobile access to Answers.com via smart-phones

3.	Connecting more aggressively to social media platforms, by:

·	More tightly integrating the question and answering process with popular social networks, such as Facebook and Twitter; and
·	Leveraging our community towards greater social engagement

4.	Further penetrating the video space, by:

·	Continuing to syndicate video from third-party video aggregators and potentially adding a video creation platform to Answers.com

Technology

Research and Development

We devote a substantial portion of our resources to enhancing and improving our existing core product, Answers.com, developing new product extensions and strengthening our technological expertise. In fiscal years 2009 and 2010, we spent approximately $3.6 million and $4.6 million, respectively, on research and development of our products and services. Our engineering and production teams are located in our Jerusalem, Israel development facility, with additional production support provided from our office in New York City. We have developed our technology internally, acquired it or licensed it from outside vendors.

Hosting Services

We manage our Web operations through our two independently-managed data centers, which we refer to as colocation facilities. Our facility located in New Jersey is supported by Net Access Corporation (the “First Facility”) and our facility located in Utah is supported by C7 Data Centers, Inc. (the “Second Facility”). Our agreements with Net Access Corporation and C7 Data Centers provide us with the right to use space, equipment, Internet bandwidth, electrical power, cooling and other facility functionalities, enabling us to monitor and manage our applications, databases, servers, routers, IT devices and other networkable assets. Continuous maintenance and operation of the colocation facilities are critical to the stability and growth of Answers.com and our ancillary Web operations. The advantages of managing our operations out of two separate colocation facilities include, among others:

·	Near-to-complete redundancy and load balancing;
·	Greater ability to handle traffic spikes, Internet attacks and Internet brownouts;
·	Much faster recovery from single-site issues or disasters; and
·	Built-in backup by virtue of maintaining a copy of all data in both locations.

Net Access Contract.  On April 19, 2008, we entered into a Network Access and Data Center Services Agreement with Net Access with respect to the First Facility (the “NetAccess Agreement”). The term of the NetAccess Agreement is thirty six months and is scheduled to expire in April 2011. We are currently in active negotiations to renew the Net Access Agreement. Specific services are provided by NetAccess pursuant to service-specific Service Orders entered into by the parties from time to time. We have also entered into a service level agreement pursuant to which Net Access has guaranteed certain standards of service level and operational specifications (the “NetAccess SLA”). We believe that the NetAccess SLA sufficiently addresses our operational needs. Termination of our relationship with Net Access, for whatever reason, would result in our need to replace this relationship and obtain colocation facility services from alternative providers. We believe we would successfully locate and engage such alternative providers; however, there is no assurance we would receive equally favorable terms as those provided in the NetAccess Agreement and NetAccess SLA.

C7 Contract.  On March 31, 2009, we entered into a Master Services Agreement with C7 with respect to the Second Facility (the “C7 Agreement”). The term of the C7 Agreement is thirty six months from the date of installation and is scheduled to expire in April 2012. Specific services are provided by C7 pursuant to service-specific Statements of Work entered into by the parties from time to time. Each statement of work automatically renews unless cancelled by us ninety days prior to its scheduled expiration. C7 is afforded the right to terminate its services upon the failure by us to cure a breach of the C7 Agreement on our part, following a twenty day cure period. The C7 Agreement includes a service level agreement pursuant to which C7 has guaranteed certain standards of service level and operational specifications (the “C7 SLA”). We believe that the C7 SLA sufficiently addresses our operational needs. Termination of our relationship with C7, for whatever reason, would result in our need to replace this relationship and obtain colocation facility services from alternative providers. We believe we would successfully locate and engage such alternative providers; however, there is no assurance we would receive equally favorable terms as those provided in the C7 Agreement and C7 SLA.

Competition

Competition in the questions and answers space has greatly intensified over the past several years, and Answers.com faces significant competition from a wide variety of Web properties. Question and answer sites, such as Yahoo! Answers (owned by Yahoo!),  Quora, Yedda (owned by AOL), Answerbag.com (owned by Demand Media, Inc.), Aardvark (owned by Google), Wikia, Inc., Askville (owned by Amazon), Ask.com (owned by IAC/InterActiveCorp), StackOverflow, ChaCha, Mahalo Answers, Hunch and many other properties, all compete with our community-driven component of Answers.com. Content sites that compete for the same users searching for information include destination portals and other free online information and/or reference services, such as e-How (owned by Demand Media), Seed.com (owned by AOL), About.com (owned by the New York Times), Dictionary.com (owned by IAC/InterActiveCorp), HowStuffWorks (owned by Discovery Communication), WikiHow, TheFreeDictionary.com and Wikipedia.org. These sites also compete with Answers.com.

During 2010, Facebook launched a product feature known as Facebook Questions. According to Facebook’s description of this feature on its site, Facebook users are encouraged to “Use Facebook Questions to ask and answer questions from your friends and other experts. Since everyone can see your question, you'll get answers from people who know the most about that topic. Your friends will also see your questions in News Feed, so you'll also get tailored answers from people who know the most about you”. Facebook Questions is yet another feature that competes with Answers.com.

Since several companies operating traditional search engines, such as Google, Yahoo!, Microsoft and AOL offer answers within their search services, these companies too can be viewed as competitors of our answers-driven products, particularly in light of the fact that some search engines have begun putting snippets of useful answers at the top of many of their pages, in response to queries made by users. Nevertheless, search engines remain the greatest source of traffic arriving at our Web properties.

Many of our competitors have longer operating histories, more extensive management experience, an employee base with more extensive experience, better geographic coverage, larger consumer bases, greater brand recognition and significantly greater financial, marketing and other resource than we do. We expect competition to further intensify in the future. If our competitors are more successful than we are in developing compelling products or attracting and retaining users, our competitive position and financial results could be adversely affected.

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

Direct Marketing. We aim to annually produce several events for directly reaching our community audience in an interactive manner. We have institutionalized the Answerthon™ weekend contests on Answers.com, occurring from time-to-time throughout the year, in which users attempt to answer as many questions as they can and compete for prizes. We have also established an Answers.com Scholarship Fund in order to better connect with our student demographic, by offering $20,000 in scholarships for answering questions in any categories of interest. This initiative took place in 2009 and 2010 and is recurring in 2011.

Social Media Networks. Answers.com includes features that enable users to share a question or an answer with their friends and contacts via Facebook, or Twitter. Our site also facilitates interaction by users with the brand via becoming a fan of Answers.com on Facebook, subscribing to the Answers.com channel on YouTube or following Answers.com on Twitter. We also have a retained consultant focused on attracting Twitter users to feeds concerning Answers.com in an effort to raise awareness of and create mass linking to the site by way of “Tweets”.

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

Employees

At December 31, 2010, we had 90 employees, of which 79 were full-time employees and 11 were part-time employees. As of such date, 64 employees were located in our office in Jerusalem and 26 employees were based in the United States. None of our employees is subject to a collective bargaining agreement, and we consider our employee relations to be satisfactory.

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

We have applied for, or have been assigned by third parties, numerous domain names and have filed applications for a number of trademarks. To date, we have been granted a registered U.S., and a Community Trademark (“CTM”) by the European Office for Harmonization in the Internal Market, for the Answers.com mark. We have also been granted a registered U.S. mark and a CTM for the word WikiAnswers, and a registered U.S. mark for the word AnswerTips.

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

·
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

·	Portions of the Communications Decency Act, intended to provide statutory protections to online service providers who distribute third party content.

·
The Child’s Online Protection Act, or COPA, the Children’s Online Privacy Protection Act, or COPPA and the Prosecutorial Remedies and Other Tools to End Exploitation of Children Today Act, are intended to restrict the distribution of certain materials deemed harmful to children and impose additional restrictions on the ability of online services to collect user information from minors.

·	The CAN-SPAM Act is intended to regulate spam and create criminal penalties for unmarked sexually-oriented material and emails containing fraudulent headers.

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

Operations in Israel

The Law for the Encouragement of Capital Investments, 5719 – 1959 (the “Investment Law”), provides that upon application to the Investment Center of the Ministry of Industry, Commerce and Employment of the State of Israel (the “Investment Center”), a proposed capital investment in eligible capital expenditures may be designated as an Approved Enterprise. Each certificate of approval for an Approved Enterprise relates to a specific investment program delineated both by its financial scope, including its capital sources, and by its physical characteristics, such as the equipment to be purchased and utilized under the program. The tax benefits derived from any certificate of approval relate only to taxable income derived from growth in manufacturing revenues attributable to the specific Approved Enterprise. If a company has more than one approval or only a portion of its capital investments are approved, its effective tax rate is the result of a weighted combination of the applicable rates.

Taxable income of a company derived from an Approved Enterprise is subject to tax at the maximum rate of 25% for the benefit period. This period is ordinarily 7 years, beginning with the year in which the Approved Enterprise first generates taxable income, and is limited to 12 years from when production begins or 14 years from the date of approval, whichever is earlier. A company owning an Approved Enterprise may elect to receive an alternative package of benefits, which allows the company to receive tax exemptions. Under the alternative package, the company’s undistributed income derived from an Approved Enterprise will be exempt from tax for a period of between 2 and 10 years from the first year of taxable income, depending on the geographic location of the Approved Enterprise within Israel, and the company will be eligible for the tax benefits under the Investment Law for the remainder of the benefit period.

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

On April 1, 2005, amendment No. 60 to the Investment Law became effective (“Amendment No. 60") and has changed several provisions of the Investment Law, mainly in respect of the alternative package. Amendment No. 60 sets forth the scope of enterprises which may qualify as a Beneficiary Enterprise - under Amendment No. 60, the designation is Beneficiary Enterprise rather than Approved Enterprise - by setting forth criteria for qualification of a company. Additionally, Amendment No. 60 determined that companies operating under the alternative package no longer require Investment Center approval in order to qualify for tax benefits. Instead, this position will be incorporated as part of the regular tax audits of the Israeli Tax Authorities (the “ITA”).

Under Amendment No. 60, the year in which a company elects to commence its tax benefits is designated as the year of election (“Year of Election”). A company may choose its Year of Election by notifying the ITA in its annual tax return or within twelve months after the end of the Year of Election, whichever is earlier, or by requesting a pre-ruling from the ITA no later than six months after the end of the Year of Election. However, the Investment Law provides that terms and benefits included in any letter of approval which was granted prior to the effective date of Amendment No. 60, will remain subject to the provisions of the law as they were on the date of such approval. Therefore, our Israeli subsidiary’s (GuruNet Israel Ltd.) existing Approved Enterprise status will generally not be subject to the provisions of Amendment No. 60, while in order to receive further benefits, it will have to meet Amendment No. 60's requirements. During 2009, GuruNet Israel Ltd. elected 2008 as the Year of Election under Amendment No. 60, for its second expansion.

GuruNet Israel Ltd. currently has three capital investment programs, two of which were granted Approved Enterprise status under the Investment Law prior to Amendment No. 60, ending December 31, 2009 and December 31, 2014, respectively, and one Beneficiary Enterprise pursuant to Amendment No. 60, ending December 31, 2017. Qualifying income arising from our Approved Enterprise is tax-free in Israel under the alternative package of benefits described above for a period of 10 years from the first year in which our Israeli subsidiary generates taxable income from such Approved Enterprise, but not later than certain specified periods. We have begun to generate taxable income for purposes of the Investment Law, and we have utilized these tax benefits beginning in 2000. The Investment Law also provides that an Approved Enterprise is entitled to accelerated depreciation on its property and equipment that are included in an approved investment program.

On December 29, 2010 the Israeli parliament approved the Economic Policy Law for 2011-2012, which includes an amendment to the Investment Law (hereinafter – “the Recent Amendment to the Law”). The Recent Amendment to the Law is effective from January 1, 2011 and its provisions will apply to preferred income derived or accrued in 2011 and thereafter by a preferred company, per the definition of these terms in the Recent Amendment to the Law. Companies can choose to not be included in the scope of the Recent Amendment to the Law and to stay in the scope of the law before its amendment until the end of the benefits period. The 2012 tax year is the last year companies can choose as the Year of Election under Amendment No. 60, providing that the minimum qualifying investment, as defined under such amendment, began in 2010.

The Recent Amendment to the Law eliminates the existing tax benefit tracks and introduces two new tax tracks in their place, a preferred enterprise and a special preferred enterprise, which mainly provide a uniform and reduced tax rate for all the company’s income entitled to benefits, such as: for a preferred enterprise – in the 2011-2012 tax years – a tax rate of 10% for Development Area A and of 15% for the rest of the country, in the 2013-2014 tax years – a tax rate of 7% for Development Area A and of 12.5% for the rest of the country, and as from the 2015 tax year – 6% for Development Area A and 12% for the rest of the country. Furthermore, an enterprise that meets the definition of a special preferred enterprise is entitled to benefits for a period of 10 consecutive years and a reduced tax rate of 5% if it is located in Development Area A or of 8% if it is located in a different area.

The Recent Amendment to the Law also provides that no tax will apply to a dividend distributed out of preferred income to a stockholder that is a company, for both the distributing company and the stockholder. A tax rate of 15% shall continue to apply to a dividend distributed out of preferred income to an individual stockholder or foreign resident, subject to double taxation prevention treaties, which means that there is no change from the existing law. Furthermore, the Recent Amendment to the Law provides relief with respect to tax paid on a dividend received by an Israeli company from profits of an approved/alternative/beneficiary enterprise that accrued in the benefits period according to the version of the law before its amendment, if the company distributing the dividend notifies the tax authorities by June 30, 2015 that it is applying the provisions of the Recent Amendment to the Law and the dividend is distributed after the date of the notice. We are currently evaluating the impact of the Recent Amendment to the Law.

Item 2.    Properties

Our New York office, which serves as our corporate U.S. headquarters for community development, investor relations, sales and parts of production operations, is located at 237 West 35th Street, Suites 1101 and 1103, New York, NY 10001 and occupies a portion of the 11th floor at this location. The current per annum rent for this office space is approximately $164,000. The lease for these premises expires in June 2012.

Our research and development facility is located on the entire 7th floor of the Tower (Building 2), Jerusalem Technology Park, P.O. Box 48253, Jerusalem 91481, Israel in approximately 1,000 square meters of space, occupied under a 3-year lease with a current monthly rental rate of approximately $28,000 based on the Dollar-NIS exchange rate on December 31, 2010. The lease will expire in July 2013, with an option to extend the term for an additional 3 years.

Item 3.    Legal Proceedings

Legal Proceedings Regarding the Merger

The Company and its directors have been named as defendants in eight purported class actions filed on behalf of the public stockholders of the Company challenging the proposed merger transaction pursuant to which the Company will be merged with a subsidiary of  AFCV Holdings, LLC (“AFCV”) and will become a wholly-owned subsidiary of AFCV.

On February 4, 2011, a purported class action complaint was filed in the Supreme Court of New York in New York County, State of New York, Mathason v. Rosenschein, et. al., Index No. 650311/2011 on behalf of a putative class of Answers.com stockholders and naming as defendants Answers.com, all the members of the Answers.com board of directors, Summit Partners (“Summit” ) and AFCV. The plaintiffs generally allege that, in connection with the approval of the merger agreement, the members of the Answers.com board of directors breached their fiduciary duties owed to Answers.com stockholders by, among other things, (i) failing to take steps to maximize the value of Answers.com to its stockholders because the merger price of $10.50 per share of common stock allegedly does not reflect the true value of Answers.com stock, and (ii) purportedly failing to comply with their disclosure obligations. The plaintiffs further assert that Summit and AFCV aided and abetted the members of the Answers.com board of directors in the alleged breaches of their fiduciary duties. The plaintiffs seek among other things a declaration that the members of the Answers.com board of directors have breached their fiduciary duties, an injunction barring consummation of the merger or rescinding, to the extent already implemented, the merger agreement, and an award of fees, expenses and costs to plaintiffs and their attorneys. In addition, the plaintiffs have served a request for production of documents. On March 7, 2011, plaintiffs filed an amended complaint, adding additional alleged disclosure violations and a claim against Answers.com for aiding and abetting the members of the Answers.com board's alleged breach of fiduciary duty and subsequently moved for expedited discovery. On March 9, 2011, Answers.com and the members of the Answers.com board of directors moved by Order to Show Cause to stay or dismiss this action in favor of the Delaware actions. The court adjourned all pending motions to a status conference on May 3, 2011.

On February 7, 2011, another purported class action complaint was filed in the Court of Chancery in the State of Delaware, Lewis v. Answers Corporation, et.al., Case No. 6170-VCN, naming as defendants Answers.com, all the members of the Answers.com board of directors, AFCV, A-Team Acquisition Sub, LLC (“Merger Sub”) and Summit. The plaintiffs generally allege that, in connection with the approval of the merger agreement, the members of the Answers.com board of directors breached their fiduciary duties owed to Answers.com stockholders by, among other things, (i) failing to take steps to maximize the value of Answers.com to its stockholders because the merger price of $10.50 per share of common stock allegedly does not reflect the true value of Answers.com stock, and (ii) creating supposedly preclusive deal protection devices in the merger agreement. The plaintiffs further allege that AFCV, Summit and Merger Sub aided and abetted the members of the Answers.com board of directors in the alleged breaches of their fiduciary duties. The plaintiffs seek among other things an order enjoining the defendants from consummating the transactions contemplated by the merger agreement unless and until Answers.com adopts and implements a procedure or process to obtain a merger agreement providing the best possible terms for stockholders, and damages and attorneys’ fees. In addition, the plaintiffs have served a request for production of documents.

On February 9, 2011, a third purported class action complaint was filed in the Court of Chancery in the State of Delaware, Wilhelm v. Answers Corporation, et.al., Case No. 6177-VCN, naming as defendants Answers.com, all the members of the board of directors, AFCV, and Merger Sub. The plaintiffs generally allege that, in connection with the approval of the merger agreement, the members of the Answers.com board of directors breached their fiduciary duties owed to Answers.com stockholders by, among other things, (i) failing to take steps to maximize the value of Answers.com to its stockholders because the merger price of $10.50 per share of common stock allegedly does not reflect the true value of Answers.com stock, and (ii) creating allegedly preclusive deal protection devices in the merger agreement. The plaintiffs further allege that Answers.com, AFCV, and Merger Sub aided and abetted the members of the Answers.com board of directors in the alleged breaches of their fiduciary duties. The plaintiffs seek among other things an order enjoining the defendants from consummating the transactions contemplated by the merger agreement unless and until Answers.com adopts and implements a procedure or process to obtain a merger agreement providing the best possible terms for stockholders, and damages and attorneys’ fees.

On February 11, 2011, a fourth purported class action complaint was filed in the Court of Chancery in the State of Delaware, Iroquois Master Fund Ltd. v. Answers Corporation, et. al., Case No. 6183-VCN, naming as defendants Answers.com, all the members of the Answers.com board of directors, AFCV, Merger Sub and Summit. The plaintiffs generally allege that, in connection with the approval of the merger agreement, the members of the Answers.com board of directors breached their fiduciary duties owed to Answers.com stockholders by, among other things, (i) failing to take steps to maximize the value of Answers.com to its stockholders because the merger price of $10.50 per share of common stock allegedly does not reflect the true value of Answers.com stock, (ii) failing to shop Answers.com properly, and (iii) creating allegedly preclusive deal protection devices in the merger agreement. The plaintiffs further allege that AFCV, Summit and Merger Sub aided and abetted the members of the Answers.com board of directors in the alleged breaches of their fiduciary duties.  On March 3, 2011, plaintiffs in this action filed an amended complaint, adding additional allegations that, among other things, (i) the members of the Board were allegedly acting to advance their own interests at the expense of Company shareholders; (ii) the members of the Board purportedly failed to comply with their disclosure obligations in the final proxy statement filed on February 28, 2011; and (iii) the investment banking advisor, UBS Securities, LLC, was purportedly conflicted, and its opinion stating that the transaction was fair was purportedly based on flawed information.  The plaintiffs seek among other things an injunction barring consummation of the merger or rescinding, to the extent already implemented, the merger, and damages and attorneys’ fees.

On February 11, 2011, a fifth purported class action complaint was filed in the Court of Chancery in the State of Delaware, Teitelbaum v. Rosenschein, et.al., Case No. 6186-VCN, naming as defendants Answers.com, all the members of the Answers.com board of directors, AFCV, Merger Sub and Summit. The plaintiffs generally allege that, in connection with the approval of the merger agreement, the members of the Answers.com board of directors breached their fiduciary duties owed to Answers.com stockholders by, among other things, (i) failing to take steps to maximize the value of Answers.com to its stockholders because the merger price of $10.50 per share of common stock allegedly does not reflect the true value of Answers.com stock, and (ii) creating allegedly preclusive deal protection devices in the merger agreement. The plaintiffs further allege that AFCV, Summit and Merger Sub aided and abetted the members of the Answers.com board of directors in the alleged breaches of their fiduciary duties. The plaintiffs seek among other things an injunction barring consummation of the merger, an order imposing a constructive trust, in favor of the putative class upon any benefits improperly received by the defendants as a result of their allegedly wrongful conduct, and damages and attorneys’ fees.

On February 11, 2011, a sixth purported class action complaint was filed in the Court of Chancery in the State of Delaware, Dressler v. Answers Corporation, et.al., Case No. 6189-VCN, naming as defendants Answers.com, all the members of the Answers.com board of directors, AFCV, the Merger Sub and Summit. The plaintiffs generally allege that, in connection with the approval of the merger agreement, the members of the Answers.com board of directors breached their fiduciary duties owed to Answers.com stockholders by, among other things, (i) failing to take steps to maximize the value of Answers.com to its stockholders because the merger price of $10.50 per share of common stock allegedly does not reflect the true value of Answers.com stock, (ii) acting to advance their own interests at the expense of Answers.com stockholders, and (iii) creating allegedly preclusive deal protection devices in the merger agreement. The plaintiffs further allege that AFC and Summit aided and abetted the members of the Answers.com board of directors in the alleged breaches of their fiduciary duties. The plaintiffs seek among other things an injunction barring consummation of the merger or rescinding, to the extent already implemented, the merger, and damages and attorneys’ fees.

On February 25, 2011, a seventh purported class action complaint was filed in the Supreme Court of New York in New York County, State of New York, Fruchter v. Answers Corporation, et. al., Index No. 650532/2011, naming as defendants Answers.com, all the members of the Answers.com board of directors, AFCV, Merger Sub, Summit and Redpoint. The plaintiffs generally allege that, in connection with the approval of the merger agreement, the members of the Answers.com board of directors and Answers.com breached their fiduciary duties owed to Answers.com stockholders by, among other things, (i) failing to take steps to maximize the value of Answers.com to its stockholders because the merger price of $10.50 per share allegedly does not reflect the true value of Answers.com stock, (ii) acting to advance their own interests at the expense of Answers.com stockholders, (iii) purportedly failing to comply with their disclosure obligations; and (iv) creating supposedly  preclusive deal protection devices in the merger agreement. The plaintiffs further allege that AFCV, Summit, Merger Sub and Redpoint aided and abetted the members of the Answers.com board of directors in the alleged breaches of their fiduciary duties. The plaintiffs seek among other things a declaration that the members of the Answers.com board of directors have breached their fiduciary duties, an injunction barring consummation of the merger or rescinding, to the extent already implemented, the merger, an order directing the members of the Answers.com board of directors to exercise their fiduciary duties to fully disclose material facts to Answers.com stockholders necessary for them to make a fully informed decision as to whether to vote in support of the merger, and damages and attorneys’ fees.

On March 1, 2011, an eighth purported class action complaint was filed in the Court of Chancery, the State of Delaware, Dooley v. Answers Corporation, et. al., Case No. 6236, naming as defendants Answers.com, all the members of the Answers.com board of directors, AFCV, and Merger Sub.  The plaintiffs generally allege that, in connection with the approval of the merger agreement, the members of the Answers.com board of directors and Answers.com breached their fiduciary duties owed to Answers.com stockholders by, among other things, (i) failing to take steps to maximize the value of Answers.com to its stockholders because the merger price of $10.50 per share allegedly does not reflect the true value of Answers.com stock, (ii) acting to advance their own interests at the expense of Answers.com stockholders, (iii) purportedly failing to comply with their disclosure obligations in the definitive proxy statement filed on February 28, 2011 with the Securities and Exchange Commission (the “SEC”); and (iv) creating supposedly preclusive deal protection devices in the merger agreement. The plaintiffs further allege that AFCV and Merger Sub aided and abetted the members of the Answers.com board of directors in the alleged breaches of their fiduciary duties. The plaintiffs seek among other things, an injunction barring consummation of the merger or rescinding, to the extent already implemented, the merger, and damages and attorneys' fees.

On March 4, 2011, the Delaware Court of Chancery consolidated all six Delaware actions and scheduled a preliminary injunction hearing for April 5, 2011.

The defendants in each of these actions are actively contesting these claims. Even if the company is successful in defending the lawsuits, we may incur substantial costs and diversion of management time and resources to defend the litigation.

Aside from legal proceedings which relate specifically to the merger, from time to time, we may be subject to legal proceedings and claims arising in the ordinary course of business.

PART II

Item 5.    Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on The NASDAQ Global Market under the symbol “ANSW” between August 2, 2005 and September 28, 2008 and on The NASDAQ Capital Market, under the same symbol, since September 29, 2008. The following table sets forth the high and low closing sale prices for our common stock as quoted on The NASDAQ Capital Market for the fiscal years ended December 31, 2009 and 2010 and the subsequent period indicated.

	High	Low
Year ended December 31, 2009
First quarter	$9.56	$5.62
Second quarter	$8.88	$6.05
Third quarter	$9.11	$7.73
Fourth quarter	$10.86	$7.40
Year ended December 31, 2010
First quarter	$9.53	$7.46
Second quarter	$9.09	$7.00
Third quarter	$8.05	$4.58
Fourth quarter	$8.43	$5.87
Year ending December 31, 2011
First quarter (through March 16, 2011)	$10.74	$7.83

The closing sale price of our common stock as reported by The NASDAQ Capital Market on March 16, 2011 was $10.41 per share.

As of March 16, 2011, there were approximately 39 holders of record of our common stock (not including beneficial owners holding shares in nominee accounts). We have not paid any common stock cash dividends since formation and we do not expect to pay any common stock cash dividends in the foreseeable future. During 2010 we did not repurchase any shares of our common stock.

Equity Compensation Plan Information

The following table sets forth certain information at December 31, 2010 with respect to our compensation plans that provide for the issuance of options, warrants or rights to purchase our securities.

	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	2,550,220	$8.57	379,255

Equity compensation plans not approved by security holders	—	—	—

Total	2,550,220		379,255

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

This Management Discussion and Analysis, or MD&A, is divided into sections entitled “General,” “Results of Operations,” “Liquidity and Capital Resources,” “Off Balance Sheet Arrangements,” “Critical Accounting Estimates,” and “Quarterly Results”. The “General” section contains information regarding our business and recent events as well as background and commentary regarding the revenue and expense captions that comprise our Statement of Income. The “Results of Operations” section is our commentary on our results of operations compared to the preceding year. All of the sections herein should help provide a better understanding of our performance in 2010 as compared to 2009.

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

According to our internal estimates, Answers.com generated 11.8 million average daily page views in 2010 compared to 9.4 million average daily page views in 2009. According to comScore, under its unified audience measurement methodology, Answers.com had 54.6 million monthly unique visitors in the U.S. in February 2011, ranking the site number 17 among the top U.S. Web properties for that month. Worldwide, Answers.com had 94.5 million monthly unique visitors, ranking the site number 31 in the world’s top properties in January 2011.

Agreement and Plan of Merger with AFCV Holdings, LLC

On February 2, 2011, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with AFCV Holdings, LLC, a Delaware limited liability company (“AFCV”), and A-Team Acquisition Sub, Inc., an indirect wholly owned subsidiary of AFCV and a Delaware corporation (“Merger Sub”).  The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Answers.com (the “Merger”), with Answers.com continuing as the surviving corporation and a wholly owned subsidiary of AFCV. In connection with, and concurrently with, the execution and delivery of the Merger Agreement, Robert Rosenschein, Answers.com’s Chief Executive Officer, and affiliates of Redpoint Ventures, principal stockholders of Answers.com, entered into voting agreements with Answers.com and AFCV pursuant to which they committed to vote all of their shares of Answers.com stock in favor of the Merger,

If the Merger is completed, at the effective time of the Merger, holders of Answers.com common stock, other than holders who properly exercise appraisal rights, will be entitled to receive $10.50 in cash, without interest, less any applicable withholding taxes, for each share of Answers.com common stock owned at the effective time of the Merger.   Holders of the company’s Series A convertible preferred stock will receive an amount in cash, without interest, for each share of Series A stock owned equal to $10.50 multiplied by (A) the stated value of $101.76 plus accrued but unpaid dividends thereon accrued daily at the rate of 6% per annum calculated from the date on which the last regular quarterly dividend is paid in respect of the Series A stock to the effective time of the merger, divided by (B) $4.50. Holders of the company’s Series B convertible preferred stock will receive an amount in cash without interest for each share of Series B stock owned equal to $10.50 multiplied by (A) the stated value of $100.00 plus accrued but unpaid dividends thereon accrued daily at the rate of 6% per annum calculated from the date on which the last regularly quarterly dividend is paid in respect of the Series B stock to the effective time of the merger, divided by (B) $5.50.

Holders of options to purchase Answers.com common stock that are vested or become vested as a result of the Merger will receive an amount in cash equal to the excess, if any, of (A) $10.50 multiplied by the number of shares underlying such options, over (B) the aggregate exercise price of such options, without interest and less any deductions and required withholding taxes, as applicable.  Unvested options to acquire Answers.com common stock held by our employees who continue to be employed by the surviving corporation in the Merger on the date or dates that such options would otherwise have vested will receive a similar amount in cash, based on the options vesting on the respective dates.  Holders of warrants to purchase shares of Answers.com common stock outstanding immediately prior to the effective time of the Merger will be entitled to receive an amount in cash equal to the product of (A) the number of shares issuable upon exercise of such warrant, multiplied by (B) an amount equal to the excess, if any, of $10.50 less the per share exercise price for such warrant, without interest, subject to withholding taxes.

A special meeting of the company’s stockholders has been called for April 12, 2011 to vote on adoption of the Merger Agreement.  Completion of the Merger is subject to adoption of the Merger Agreement by the Answers.com stockholders, and various other conditions set forth in the Merger Agreement.

For further information related to the Merger, see our Definitive Proxy Statement on Schedule 14A filed with the SEC on February 28, 2011, including the Merger Agreement which is attached to that document.  Any discussion of the Merger and the Merger Agreement in this Annual Report is qualified in its entirety by reference to these documents.

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

While we continue to present revenue metrics of our two Web properties separately, traffic and monetization trends of the individual properties may be different than before their integration took place, and before the implementation of additional changes made to our combined site, since launching the new Answers.com. For example, users accustomed to the editorially-vetted information, from recognized publishers displayed in ReferenceAnswers, may not be attracted to a unified product that includes user-generated content. Conversely, users who are, or have the potential of being, community active, by asking and answering questions in WikiAnswers, may choose not to do so, since they may prefer sites that are strictly user-generated, or they may not be aware that they are on a site that encourages user-generated contributions. Additionally, while we believe that providing metrics of our two individual Web properties is still useful, particularly since we receive so much of our traffic from search engines, we view the individual property information, since the integration, as not directly comparable to the individual property information, prior to such integration.

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

How We Generate Revenue

Traffic

Our revenue is driven by the traffic generated by Answers.com and our ability to effectively monetize such traffic. Search engines, primarily Google, are responsible for most of the traffic to Answers.com. Users submit queries and search engines respond by generating a list of Web pages that they deem likely to offer the most relevant content. When an Answers.com page ranks high in the algorithmic systems of search engines, our results are more likely to be accessed by users. This source of traffic represented approximately 86% and 91% of Answers.com’s traffic in 2009 and 2010, respectively. The balance of the traffic arriving at Answers.com during such years originated from direct usage, and additionally, in 2009, from users who clicked on Google’s Definition Link feature, which has since been discontinued.

Search engines could change their algorithms that direct search queries to Answers.com or other web properties. We have previously experienced increases and decreases in traffic, and consequently in revenue, in response to such search engine action. Further, we experienced such an algorithm change on or about February 24, 2011 and our commentary on that change appears in the Traffic and Revenue Discussion below. Our efforts to maintain and increase the volume of this traffic are commonly referred to by the industry as search engine optimization, or SEO. We often refer to traffic from search engines as “SEO traffic”. In particular, we see content quality as a critical SEO opportunity and challenge of WikiAnswers.

The essential driving force behind the growth of our traffic has been the expansion of our database of questions and answers, and the rankings that those questions and answers receive from search engines. Content quality plays a crucial role in our search engine rankings, as well as user experience. Particularly in light of the enormous amount of user-generated content offered on Answers.com via the WikiAnswers component, in the event the perceived quality of content on Answers.com pages does not improve and/or if it deteriorates, our pages may rank lower in the algorithmic systems of search engines. Lower ranking content could cause Answers.com’s results to be less likely to be accessed by users, resulting in traffic declines. In an effort to recognize the opportunities and risks noted above, we are currently developing our Reputation Management System, or “RMS”. The goal of RMS will be to measure and rate the trustworthiness of each contributor, and the quality of each contribution and edit, and the overall quality of each question and  answer. Using this data, RMS will serve as a quality watchdog, mitigating poor quality contributions and encouraging high quality contributors. We view RMS as potentially being a key factor in driving future traffic, growth and revenue, in addition to helping protect our search engine rankings.

Seasonality

Our results of operations have historically been affected by seasonal traffic patterns and advertising demand. Many of our users are students who utilize Answers.com as a reference source. Our traffic fluctuates with the academic school year, rising from January through May, falling to lower levels during the summer months, rising again in September through November, and falling again in December, coinciding with school breaks and the holiday season. We expect traffic to Answers.com to continue to fluctuate seasonally in the future. Irrespective of other factors that may influence traffic and revenue, this seasonal fluctuation in traffic impacts our quarterly revenues, since lower or higher traffic to Answers.com translates into fewer or more users clicking on or viewing the advertisements we display. Our current seasonal patterns may become more pronounced or may change as Answers.com grows.

Monetization

Advertising Revenue. We earn practically all of our revenue from advertising. In 2009 and the first three quarters of 2010, we earned our advertising revenue from two categories of Internet advertising: pay-per-performance, also known as cost-per-click (“CPC”), and pay-per-impression display ads or cost per 1,000 impressions (“CPM”). In the CPC model, we earn revenue based on the number of clicks associated with an ad; in the CPM model, we derive revenue from the display of ads. Beginning the fourth quarter of 2010, we added a third category of advertising to Answers.com, in-text advertising, a form of contextual advertising where specific keywords within the text of a web-page are matched with advertising units. Those specific keywords become hyperlinks that open an advertising “bubble” when users hover on the keywords. We earn revenue each time a user clicks on a hyperlink displayed within such “bubble”.

The majority of our advertising revenue is earned from CPC ads, and practically all of such ads are earned through Google. Similarly, all of our in-text ads, and the vast majority of our CPM ads are earned through third-party ad networks. Ad networks compensate us by paying us a portion of the revenue they earn from advertisers for our provision of promotional space on our Web properties. CPM advertisements not earned via networks, but rather, directly by us, are obtained by inbound inquiries, as we do not currently employ any direct ad salespersons. Our revenue earned per 1,000 page views (“RPM”) is calculated based on the aggregation of CPC-based RPM, CPM-based RPM and in-text-based RPM.

Google AdSense.   Google accounted for approximately 88% and 77% of our total revenue in 2009 and 2010, respectively. Our relationship with Google is governed by our Google Services Agreement, or GSA, which currently extends through January 31, 2012. We participate in two Google AdSense programs, “AdSense for Search”, or “AFS”, and “AdSense for Content”, or “AFC”. AFS is the online service for distributing relevant ads from Google’s advertisers for search results on Google Network members’ sites. AFC, on the other hand, is Google’s online service for distributing ads from its advertisers that are relevant to content on its Network members’ web sites. Under this program, Google uses automated technology to analyze the meaning of the content on the web page and serve relevant ads based on the meaning of such content.

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

Community Development and Marketing Expenses

Community development and marketing expenses consist of compensation, travel and overhead costs of personnel in charge of developing and encouraging the Answers.com community of users asking and answering questions, product management and marketing.  Additionally, this expense line includes fees for marketing and market information services, public relations and promotional costs.

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

Impact of Foreign Currency Fluctuations

The dollar cost of our operations is heavily influenced by changes in the value of the dollar in relation to the New Israeli Shekel (“NIS”), mostly due to the NIS-based salaries of our Israel-based employees. Close to half of our operating expenses, excluding stock-based compensation, are denominated in New Israel Shekels. We enter into forward contracts to hedge much of the near-term impact of our NIS-based expenses. Prior to May 2009, these derivatives were not designated as hedging instruments, and therefore, the net gains (losses) arising from these derivatives were recognized in operating expenses as they occurred. Starting May 2009, we designated all of our currency hedging activities as cash flow hedges as they were all eligible. Thus, the changes in those hedges are recorded as other comprehensive income (loss), and are reflected in earnings as the forward contracts mature or if, and to the extent, that the hedging relationship is deemed ineffective.

In 2010, compensation, excluding stock-based compensation, to employees amounted to $8,443 thousand compared to $7,134 thousand in 2009, a net increase of $1,309 thousand or 18%. Approximately $1,139 thousand of such increase was due to increases in headcount and raises, while approximately $170 thousand resulted from the weakening of the dollar as compared to the NIS. Our year-over-year discussion regarding operating expenses includes the impact of foreign currency on such expenses. If the dollar continues to fluctuate as compared to the NIS, we will experience fluctuation in the dollar amount of our NIS-based expenses.

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

Gain (Loss) Resulting from Fair Value Adjustment of Warrants

The Series A Warrants, the Series B Warrants and the Series B Unit Warrant (prior to its exercise in June 2009), which are components of transactions with Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively, “Redpoint”) are revalued each reporting date. Any change to their fair value is recorded as a gain or loss in the Statement of Income. Background regarding the transaction with Redpoint follows.

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

After deducting placement agent fees and legal expenses, our net proceeds from the private placement, in June 2008, were $5.38 million, while our net proceeds from the exercise of the Series B Unit warrant, in June 2009, were $6.48 million. The transaction that took place on June 16, 2008 is referred to as the “Series A Financing”.  The transaction that took place on June 10, 2009 is referred to as the “Series B Financing”. The two transactions, in aggregate, are collectively referred to as the “Redpoint Financings”. The Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock are collectively referred to as the “Preferred Stock”; the Preferred Stock, together with the Series A Warrants and the Series B Warrants, are collectively referred to as the “Redpoint Securities”.

The Series A Convertible Preferred Stock has the rights and preferences set forth in our Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock, which, amended our Amended and Restated Certificate of Incorporation on June 16, 2008. The Series B Convertible Preferred Stock has the rights and preferences set forth in the company’s Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock which amended the company’s Amended and Restated Certificate of Incorporation on June 9, 2009. For a detailed description of the rights and preferences of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, we refer you to the notes to the financial statements contained in our 2010 annual report.

In connection with the Redpoint Financings, Redpoint received and exercised their right to appoint two individuals to serve as voting members of our board of directors.

Income Tax Benefit (Expense), Net

Our effective tax rate differs from the statutory federal rate primarily due to differences between income and expense recognition prescribed by income tax regulations and Generally Accepted Accounting Principles. We utilize different methods and useful lives for depreciating and amortizing certain property, equipment and intangible assets and different methods and timing for certain expenses. Furthermore, permanent differences arise from certain income and expense items recorded for financial reporting purposes but not recognizable for income tax purposes, and from certain income and expense items recorded for income tax purposes but not recognizable for financial reporting purposes. In addition, our income tax expense has been adjusted for the effect of state and local taxes and foreign income from our wholly owned subsidiary. At December 31, 2009, our deferred tax assets were almost entirely offset by a valuation allowance. While we had taxable income in 2009, we had experienced a cumulative loss in recent years and our revenue model continued to be subject to fluctuations and volatility that impacted our ability to accurately forecast our future expected profitability.  We viewed these factors as significant pieces of negative evidence that made it difficult to support a conclusion that expected taxable income from future operations justifies recognition of deferred tax assets. At December 31, 2010, we examined all available evidence, both positive and negative, and determined that it is more likely than not that a portion of the deferred tax asset relating to the reversal of certain federal and state and local NOL’s will be realized. We, therefore, released our valuation allowance to the extent the company expected to utilize NOLs in 2011. However, due to continued volatility and significant uncertainties with respect to our revenue model, we are unable to reliably forecast future pre-tax income beyond 2011 which would be necessary to utilize all of the deferred tax assets resulting from the accumulated net operating losses and therefore it is difficult to support a conclusion that expected taxable income from future operations beyond 2011 justifies recognition of deferred tax assets for such periods. Increases in estimated future taxable income may require us to release all or a portion of the valuation allowance against our deferred tax assets and result in a deferred tax benefit for the period and could have a significant impact on our future earnings. A valuation allowance has not been established for the deferred tax assets of our GuruNet subsidiary of approximately $51 thousand because we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize those deferred tax assets.

Our Israeli subsidiary, GuruNet Israel Ltd. (“GuruNet”), had net income in 2009 and 2010, resulting from services it provided us. GuruNet charges us for research and development services it provides us, plus a profit margin, currently 4.8%. However, GuruNet operates primarily through plans recognized as “approved enterprises” under Israeli law (and a “beneficiary enterprise” as later amended in amendment No. 60 to the Israeli Law for Encouragement of Capital Investments - 1959), which means that income arising from its approved research & development activities, is subject to zero percent tax under the “alternative benefit” path for a period of ten years. Currently, GuruNet operates or operated under two separate “approved enterprise” plans, the first of which ended on December 31, 2009 and the second ending December 31, 2014, and a “beneficiary enterprise” plan ending December 31, 2017.  Currently, GuruNet pays taxes at the regular corporate income tax rate on the relative proportion of taxable income attributable to the first approved enterprise plan.

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

On December 29, 2010 the Israeli parliament approved the Economic Policy Law for 2011-2012, which includes an amendment to the Investment Law (hereinafter – “the Recent Amendment to the Law”). The Recent Amendment to the Law is effective from January 1, 2011 and its provisions will apply to preferred income derived or accrued in 2011 and thereafter by a preferred company, per the definition of these terms in the Recent Amendment to the Law. Companies can choose to not be included in the scope of the Recent Amendment to the Law and to stay in the scope of the law before its amendment until the end of the benefits period. The 2012 tax year is the last year companies can choose as the Year of Election under Amendment No. 60, providing that the minimum qualifying investment, as defined under such amendment, began in 2010.

The Recent Amendment to the law eliminates the existing tax benefit tracks and introduces two new tax tracks in their place, a preferred enterprise and a special preferred enterprise, which mainly provide a uniform and reduced tax rate for all the company’s income entitled to benefits, such as: for a preferred enterprise – in the 2011-2012 tax years – a tax rate of 10% for Development Area A and of 15% for the rest of the country, in the 2013-2014 tax years – a tax rate of 7% for Development Area A and of 12.5% for the rest of the country, and as from the 2015 tax year – 6% for Development Area A and 12% for the rest of the country. Furthermore, an enterprise that meets the definition of a special preferred enterprise is entitled to benefits for a period of 10 consecutive years and a reduced tax rate of 5% if it is located in Development Area A or of 8% if it is located in a different area.

The Recent Amendment to the Law also provides that no tax will apply to a dividend distributed out of preferred income to a stockholder that is a company, for both the distributing company and the stockholder. A tax rate of 15% shall continue to apply to a dividend distributed out of preferred income to an individual stockholder or foreign resident, subject to double taxation prevention treaties, which means that there is no change from the existing law. Furthermore, the Recent Amendment to the Law provides relief (“the relief”) with respect to tax paid on a dividend received by an Israeli company from profits of an approved/alternative/beneficiary enterprise that accrued in the benefits period according to the version of the law before its amendment, if the company distributing the dividend notifies the tax authorities by June 30, 2015 that it is applying the provisions of the Recent Amendment to the Law and the dividend is distributed after the date of the notice. We are currently evaluating the impact of the Recent Amendment to the Law.

Results of Operations

Revenue

	Year ended December 31,
	2009	2010	Change
	($ - in thousands)

WikiAnswers advertising revenue	14,454	16,529	2,075
ReferenceAnswers advertising revenue	6,230	4,888	(1,342)
Licensing revenue	71	54	(17)
	20,755	21,471	716

Revenue increased $716 thousand, or 3%, from $20,755 thousand in 2009, to $21,471 in 2010.

WikiAnswers

WikiAnswers’ advertising revenue in 2010 increased $2,075 thousand, or 14%, compared to 2009, due to increased traffic offset, to some extent, by lower RPM.

Traffic. WikiAnswers’ average daily page views in 2010 were 9,244,000, an increase of 42% compared to average daily page views of 6,496,000 in 2009.

RPM. The average WikiAnswers RPM in 2010 was $4.90, a decrease of 20% compared to the average RPM of $6.10 in 2009. The decrease in WikiAnswers RPM resulted from a decrease in our RPM from Google ads, offset, to some extent, by higher RPM from non-Google ads. Most of the decline in RPM from Google ads is attributable to reduced click-through rates, offset, to some extent by higher CPC ad rates. Factors that, we believe, may have influenced click through rates and CPC rates include changes we made to the site, changes that Google may have made to the AdSense algorithm that connects advertisers and publishers, users becoming so accustomed to the site’s layout and the positioning of the ads that they are avoiding them, changes in the percent of clicks on CPC ads on our site that result in users making a purchase (also known as “conversion rates”), changes in how advertisers may have managed their advertising costs in different periods, and the increasing percentage of our traffic that comes from mobile devices. A very minor portion of the decline in the RPM from Google ads is attributable to the terms of our renewed GSA, which became effective in February 2010.

ReferenceAnswers

ReferenceAnswers’ advertising revenue in 2010 decreased $1,342 thousand, or 22%, compared to 2009, due to lower ReferenceAnswers traffic and RPM.

Traffic. ReferenceAnswers average daily page views in 2010 were 2,585,000, 10% less than average daily page views of 2,884,000 in 2009. We believe the loss of the Google definition link in the fourth quarter of 2009 is the primary cause of that decline.

RPM. The average ReferenceAnswers RPM in 2010 was $5.18, a decrease of 12%, compared to the RPM of $5.92, in 2009. The decrease in ReferenceAnswers RPM resulted from a decrease in our RPM from Google ads, offset, to some extent, by higher RPM from non-Google ads. We attribute the decline in RPM from Google ads, to changes in the terms of our renewed GSA with Google as well as reduced click-through rates and lower CPC ad rates. In contrast to WikiAnswers’ revenue, ReferenceAnswers’ revenue is earned principally via AFS rather than AFC, so that it was more heavily impacted by the changes in the contract terms with Google than WikiAnswers. Factors that, we believe, may have influenced click-through rates and CPC rates for for ReferenceAnswers are the same as those noted above for WikiAnswers.

Other Revenue and Traffic Information

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

·
The percentage of overall Answers.com traffic from mobile devices in 2010 was approximately 7%. We did not track mobile traffic throughout 2009; however, based on limited data, we believe it was under 3%.

·	WikiAnswers’ FIGS language versions accounted for $32 thousand and 153 thousand, of our WikiAnswers revenue and average daily page views, respectively, in 2010.

Traffic and Revenue Discussion

The following table illustrates the historical results of our two Web properties’ revenues, average daily page views and RPM, by quarter, beginning the first quarter of 2009.

	2009				2010
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Ad Revenue ($ - in thousands)
WikiAnswers	3,162	3,400	3,422	4,470	4,489	3,992	3,314	4,734
ReferenceAnswers	1,567	1,585	1,548	1,530	1,218	1,012	1,127	1,531
Total	4,729	4,985	4,970	6,000	5,707	5,004	4,441	6,265

WikiAnswers	67%	68%	69%	75%	79%	80%	75%	76%
ReferenceAnswers	33%	32%	31%	25%	21%	20%	25%	24%
Total	100%	100%	100%	100%	100%	100%	100%	100%

Traffic Average Daily Page Views
WikiAnswers	5,337,000	6,082,000	6,336,000	8,199,000	8,995,000	8,578,000	8,279,000	11,110,000
ReferenceAnswers	2,982,000	2,965,000	2,857,000	2,737,000	2,737,000	2,399,000	2,405,000	2,801,000
Total	8,319,000	9,047,000	9,193,000	10,936,000	11,732,000	10,977,000	10,684,000	13,911,000

WikiAnswers	64%	67%	69%	75%	77%	78%	77%	80%
ReferenceAnswers	36%	33%	31%	25%	23%	22%	23%	20%
Total	100%	100%	100%	100%	100%	100%	100%	100%

RPM ($)
WikiAnswers	6.58	6.14	5.87	5.93	5.55	5.11	4.35	4.63
ReferenceAnswers	5.84	5.87	5.89	6.08	4.94	4.64	5.09	5.94

The traffic and RPM trend discussion that follows pertains to our Answers.com English site.

WikiAnswers

Since we purchased WikiAnswers in November 2006, the Web property’s traffic has experienced significant growth. In fact, with the exception of the second and third quarter of 2010, we experienced sequential traffic growth in every quarter since we acquired WikiAnswers. We believe that the growth that WikiAnswers experienced was primarily due to the dynamics of the property. As our database of questions and answers grew, we drew new traffic, primarily from SEO, which in turn resulted in the creation of new questions and answers, or new content, which drove additional growth. More specifically, we attribute our strong quarterly sequential traffic growth, of 34%, in the fourth quarter of 2010 to heightened traffic we started receiving from Google to unanswered pages, in addition to the favorable seasonality we normally experience in such quarter.

Most of WikiAnswers’ revenue in 2010, and in every quarter since we acquired WikiAnswers, was generated by our use of ads from Google. Further, the RPM declines that WikiAnswers has generally experienced since the beginning of 2009, have been the result of declines in our RPM from Google ads. In an effort to reduce our dependence on Google, in October 2010, we added in-text hyperlink ads to our Web properties, adding a new ad provider to our mix of monetization partners.

In addition, we are in the process of redesigning Answers.com and will begin testing certain site elements beginning the second quarter of 2011. One of the elements of the redesign will allow for different size ad units and changing the location of ads on the page, in an effort to combat “ad-blindness,” the term we use to describe our belief that users click on advertisements less, the more they get accustomed to viewing them. Additionally, the site redesign is intended to give expression to the inherent vertical nature of our content, thus, we believe, supporting our efforts to improve monetization.

Finally, in the past few months, we had planned to launch our own direct ad sales department in the first quarter of 2011, in an effort to diversify our revenue sources and improve RPMs. We have recently decided to postpone those plans until later in the year due to the developments concerning the Merger.

ReferenceAnswers

Loss of Google Definition Link in 2009. Since 2005, we benefited from an informal, non-contractual relationship with Google under which Google linked certain search results related to definitional queries to ReferenceAnswers. This link (or links, in the case of multiple-phrase queries) appeared at the right end of the blue header bar for Google Search Results. In October 2009, Google informed us that beginning sometime during the fourth quarter of 2009, they will no longer be sending us traffic from the Google Definition Link. By the end of 2009, all Google definition link traffic had been discontinued. We believe that the traffic decline that ReferenceAnswers experienced in 2010 as compared to 2009, is attributable to such loss of the Google definition link.

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

Recent Google Algorithm Change

On or about February 24, 2011, Google rolled out a significant algorithmic change which, according to the Official Google Blog, “noticeably impacts 11.8% of Google queries” (the “Recent Google Algorithm Change”). According to Google, “this update is designed to reduce rankings for low-quality sites—sites which are low-value add for users, copy content from other websites or sites that are just not very useful. At the same time, it will provide better rankings for high-quality sites—sites with original content and information such as research, in-depth reports, thoughtful analysis and so on”. Overall, we believe the Recent Google Algorithm Change, did not adversely impact Answers.com. ReferenceAnswers suffered a detrimental impact, while WikiAnswers benefited from a traffic increase, slightly outweighing the decrease on ReferenceAnswers. Notwithstanding, in an effort to reduce the likelihood of a negative consequence from future Google algorithm changes, we may decide to proactively take measures that could be detrimental to our traffic in the short term. For example, we could potentially decide to un-index web pages that may be viewed as displaying inferior content, and are currently being indexed.

Costs and Expenses

Cost of Revenue
	Year Ended December 31,
	2009	2010	Change
	($ - in thousands)

Cost of revenue	4,796	5,424	628

Cost of revenue increased $628 thousand, or 13%, from $4,796 thousand in 2009, to $5,424 thousand in 2010. The change in cost of revenue was due primarily to the following factors: compensation costs, excluding stock based compensation, increased $193 thousand due to headcount changes and raises; translation expenses increased $180 thousand; data center costs increased $270 thousand; overhead expenses increased $105 thousand; licensing fees relating to third-party software we use in our product increased $60 thousand; and fees for web search we license increased $51 thousand. The aforesaid increases were partially offset by decreases in recruiting fees, use taxes, amortization, ad serving fees and traffic acquisition costs, which, in aggregate, decreased by $209 thousand and a decrease of $30 thousand in stock-based compensation.

Research and Development Expenses
	Year Ended December 31,
	2009	2010	Change
	($ - in thousands)

Research and development	3,608	4,608	1,000

Research and development expenses increased $1,000 thousand, or 28%, from $3,608 thousand in 2009, to $4,608 thousand in 2010. The change in research and development expenses was due primarily to the following factors: compensation related expenses increased $733 thousand, excluding stock based compensation, due to increased headcount and raises; consulting expenses increased $206 thousand; and overhead expenses increased $141 thousand. The aforesaid increases were partially offset by a decrease of $80 thousand in stock-based compensation. Our consulting expenses rose primarily due to development projects in the area of mobile and blufr, a social trivia game based on information from Answers.com.

Community Development and Marketing Expenses
	Year Ended December 31,
	2009	2010	Change
	($ - in thousands)

Community development and marketing	2,459	2,777	318

Community development and marketing expenses increased $318 thousand, or 13%, from $2,459 thousand in 2009, to $2,777 thousand, in 2010. The primary factors that caused this increase were a $302 thousand increase in compensation related expenses, excluding stock based compensation, due to increased headcount and raises; increased stock based compensation of $20 thousand; and increased consulting expenses a $66 thousand, offset, to some extent, by a decrease of $86 thousand in promotional and marketing costs.

General and Administrative Expenses
	Year Ended December 31,
	2009	2010	Change
	($ - in thousands)

General and administrative	4,899	4,793	(106)

General and administrative expenses decreased $106 thousand, or 2%, from $4,899 thousand in 2009, to $4,793 thousand in 2010. The change in general and administrative expenses was due primarily to the following factors: stock-based compensation decreased $273 thousand; travel unrelated to the AFCV transaction decreased $72 thousand; investor-related expenses decreased $26 thousand; insurance decreased $26 thousand; and amortization of intangible assets decreased $75 thousand, since a WikiAnswers covenant not to compete was fully amortized in October 2009. The aforesaid decreases were partially offset by increases of $54 thousand in compensation expense, excluding stock-based compensation; non-income related taxes of $75 thousand; and costs, mostly legal, we incurred in connection with the Merger, amounting to approximately $250 thousand.

Interest Income (Expense), Net
	Year Ended December 31,
	2009	2010	Change
	($ - in thousands)

Interest income (expense), net	(440)	61	501

Interest income (expense), net, changed by $501 thousand from $(440) thousand expense, net, in 2009 to $61 thousand income, net in 2010.  The change in interest income (expense), net, resulted mostly from the following two matters: In 2009, we recorded $166 thousand of amortization relating to $363 thousand of transaction costs that we incurred in connection with the issuance of the Series B Unit Warrant in June 2008, and which were fully amortized by the end of the second quarter of 2009. Secondly, in the second quarter of 2009 we recorded $290 thousand transaction costs that we incurred in connection with the issuance of the Series B Warrants in June 2009.

Other Income (Expense), Net
	Year Ended December 31,
	2009	2010	Change
	($ - in thousands)

Other income (expense), net	6	(35)	(41)

Other income (expense), net, changed by $41 thousand, from $6 thousand net income in 2009, to $(35) thousand net expense in 2010.  Other income (expense), net, results from foreign currency net gains and losses.

Gain (Loss) Resulting from Fair Value Adjustment of Warrants
	Year Ended December 31,
	2009	2010	Change
	($ - in thousands)

Gain (loss) resulting from fair value adjustment of warrants	(2,634)	1,750	4,384

The Series A Warrants and Series B Warrants are revalued each reporting date, and any change to their fair value is recorded in the Statement of Income. The Warrant to Purchase Units of Series B Preferred Stock and Warrants was, up to its exercise in June 2009, also revalued each reporting period and the change in its fair value was recorded in the Statement of Income.

The Series A Warrants and Series B Warrants are classified as a long-term liability and the primary reason for the change in their value is the market price of our common stock on the reporting dates. An increase in the price of our common stock on the reporting date, as compared to its price on the preceding reporting date, increases the value of the warrants and thus results in a loss on our Statement of Income. Conversely, a decline in the price of our common stock decreases the value of the warrants and thus results in a gain on our Statement of Income.

Income Tax Benefit (Expense), Net
	Year Ended December 31,
	2009	2010	Change
	($ - in thousands)

Income tax benefit (expense), net	(165)	1,443	1,608

Income tax expense, net, changed by $1,608 thousand, from $(165) thousand income tax expense in 2009 to an income tax benefit of $1,443 thousand in 2010.

The change in tax expense was primarily the result of a release of the valuation allowance established against our U.S. deferred tax assets in the amount of approximately $1,751.  The aforesaid tax benefit was offset, to some extent, by an increase in unrecognized tax benefits of approximately $132 thousand recorded by our Israeli subsidiary.

We had net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $48 million at December 31, 2010. The federal NOLs will expire if not utilized on various dates from 2021 through 2030. Section 382 of the Internal Revenue Code of 1986 (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. We estimate two ownership changes, as defined under Section 382, have occurred, that would trigger this limitation. Based on our current estimates and assumptions, as of December 31, 2010, we may use approximately $33 million of our accumulated NOLs.  The remaining approximate $15 million NOL is available to offset taxable income in an amount of approximately $1.4 million per year. Any unused portion of the $1.4 million is available for use in future years until such NOL is scheduled to expire. An additional ownership change will take place on the effective date of the Merger Agreement; the effects of the new ownership change on the company’s NOL limitations has not been determined.

Our GuruNet subsidiary has capital loss carryforwards of approximately $795 thousand, which can be applied to future capital gains resulted in our subsidiary for an unlimited period of time under current tax rules.

We file income tax returns in the U.S., as well as in various state, local and foreign jurisdictions. We are no longer subject to U.S. federal income tax examinations by tax authorities for years prior to 2007. GuruNet is no longer subject to foreign income tax examinations by tax authorities for years prior to 2007 but is currently undergoing an audit by the Israeli tax authorities for the tax years 2007 and 2008. While we have accrued certain amounts in reference to those periods, as a settlement has not been reached there is no certainty that amounts accrued will be the final amounts paid.

LIQUIDITY AND CAPITAL RESOURCES

Our principal ongoing source of operating liquidity is the cash generated by our advertising revenue. We had $25.8 million in cash, cash equivalents and marketable securities at December 31, 2010, including the $11.9 million we raised from the Redpoint Financings.

	Year Ended December 31,
	2009	2010
	($ - in thousands)

Net cash provided by operating activities	6,780	4,627
Net cash used in investing activities	(2,314)	(4,737)
Net cash provided by (used in) financing activities	6,047	(616)

Operating Activities

Although net income was $1,760 thousand in 2009, the net cash provided by operations was $6,780 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the statement of cash flows included in Item 8 of this annual report. The largest reconciling items are the loss resulting from the fair value adjustment of the warrants of $2,634 thousand, stock-based compensation of $1,553 thousand, and depreciation and amortization of $1,185 thousand.

Net income in 2010 was $7,088 thousand, and net cash provided by operations was $4,627 thousand. The adjustments to reconcile the two amounts, including changes to the balances of our various operating assets and liabilities, are noted in detail on the statement of cash flows included in Item 8 of this annual report. The largest reconciling items are the non-cash gain resulting from the fair value adjustment of the warrants of $1,750 thousand, increase in the deferred tax asset, net, of $1,753 thousand, stock-based compensation of $1,190 thousand, depreciation and amortization of $1,255 thousand, and an increase in accounts receivable and prepaid expenses and other current assets of $1,103 thousand. The main reason for the increase in accounts receivable and prepaid expenses and other current assets is the fact that our non-Google monetization partners, whose payment terms are less favorable to us than Google’s terms, now represent a larger portion of our revenue than in the past.

Investing Activities

Net cash used in investing activities of $2,314 thousand, in 2009, is attributable to cash used for capital expenditures of $1,515 thousand and cash used to purchase marketable securities of $799 thousand. Most of our capital expenditures resulted from the establishment of our second colocation facility.

Net cash used in investing activities of $4,737 thousand, in 2010, is attributable to cash used to purchase marketable securities of $3,515 thousand and capital expenditures of $1,222 thousand.

Financing Activities

Net cash flow from financing activities in 2009 was mostly the result of the Redpoint Financings, less dividends paid to Redpoint.

Net cash flow used in financing activities of $616 thousand, in 2010, stems from $786 thousand of dividend payments to Redpoint and an $83 thousand repayment of a capital lease obligation, less $253 thousand of proceeds from the exercise of stock options.

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

As of December 31, 2010, $3,340 thousand of the company’s consolidated cash, and $2,730 thousand of its consolidated working capital, are assets of GuruNet.  Such assets are primarily the result of the accumulation of earnings from GuruNet’s “cost plus” relationship with Answers Corporation, since the two companies were formed. A full discussion of the nature of the relationship is contained in the tax discussions above. In the event that we decide to transfer GuruNet’s funds to us, such transfer would be deemed a dividend and would cause certain taxes to be incurred, as noted in the earlier tax discussion.  At present, we do not plan on having GuruNet distribute any dividends.

The Preferred Stock contain redemption provisions which allow the holders of a majority of the Preferred Stock to request redemption, at any time on or after June 16, 2014, of all or any part of their stock. If the Merger is completed, the Preferred Stock will be exchanged for cash as provided in the Merger Agreement.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2010, there were no off-balance sheet arrangements.

CRITICAL ACCOUNTING ESTIMATES

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2009 and 2010, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

Goodwill, Intangibles and Other Long-Lived Assets

We account for our purchases of acquired companies in accordance with ASC 805, “Business Combinations )formerly SFAS 141(, and for goodwill and other identifiable definite and indefinite-lived acquired intangible assets in accordance with ASC 350, “Intangibles – Goodwill and Other”. Additionally, we review our long-lived assets for recoverability in accordance with ASC 360, “Property, Plant and Equipment”.

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

As of December 31, 2010, we determined that there was no impairment of goodwill and there were no events or changes in circumstances indicating that the carrying amount of our intangible and other long-lived assets may not be recoverable; therefore, there was no need to evaluate the recoverability or compute impairment of any of the aforesaid assets.

Accounting for Stock-based Compensation

We account for stock-based awards under ASC 718, “Compensation – Stock Compensation”, which requires measurement of compensation cost for stock-based awards at fair value on date of grant and recognition of compensation over the service period awards are expected to vest. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider various factors when estimating expected forfeitures, including historical experience. Actual results may differ substantially from these estimates.

We determine the fair value of stock options granted to employees and directors using the Black-Scholes valuation model, which requires significant assumptions regarding the expected stock price volatility, the risk-free interest rate and the dividend yield, and the estimated period of time option grants will be outstanding before they are ultimately exercised. We estimate our expected stock volatility based on our own historical stock volatility rates. Had we made different assumptions about our stock price volatility or the estimated time option and warrant grants will be outstanding before they are ultimately exercised, the related stock based compensation expense, and our net income and net earnings (loss) per share amounts could have been significantly different than reported amounts.

Accounting for Income Taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not more likely than not, we must establish a valuation allowance. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. At December 31, 2010, we examined all available evidence, both positive and negative, and determined that it is more likely than not that a portion of the deferred tax asset relating to the reversal of certain federal and state and local NOL’s will be realized. We, therefore, released our valuation allowance to the extent the company expected to utilize NOLs in 2011. However, due to continued volatility and significant uncertainties with respect to our revenue model, we are unable to reliably forecast future pre-tax income beyond 2011 which would be necessary to utilize all of the deferred tax assets resulting from the accumulated net operating losses and therefore it is difficult to support a conclusion that expected taxable income from future operations beyond 2011 justifies recognition of deferred tax assets for such periods. Increases in estimated future taxable income may require us to release all or a portion of the valuation allowance against our deferred tax assets and result in a deferred tax benefit for the period and could have a significant impact on our future earnings. A valuation allowance has not been established for the deferred tax assets of our GuruNet subsidiary of approximately $51 thousand because we believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize those deferred tax assets.

ASC 740, “Income Taxes”, prescribes how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Additionally, for tax positions to qualify for deferred tax benefit recognition under ASC 740, the position must have at least a “more likely than not” chance of being sustained upon challenge by the respective taxing authorities, and whether or not it means that criteria is a matter if significant judgment.

We have not provided U.S. and Israeli income taxes and withholding taxes on the undistributed earnings of GuruNet as of December 31, 2010 because we intend to permanently reinvest such earnings outside the U.S. As of December 31, 2010, the cumulative amount of earnings upon which income taxes have not been provided is approximately $3.7 million. We make an evaluation at the end of each reporting period as to whether or not the undistributed earnings of our foreign subsidiary are permanently reinvested. While, to date, we have concluded that such undistributed earnings are permanently reinvested, facts and circumstances may change in the future. Changes in facts and circumstances may include a change in the estimated capital needs of our foreign subsidiaries, or a change in our corporate liquidity requirements. Such changes could result in our management determining that some or all of such undistributed earnings are no longer permanently reinvested. In that event, we would be required to recognize income tax liabilities on the assumption that GuruNet’s foreign undistributed earnings will be distributed to us.

Accounting for Redpoint Financings

In accounting for the Series A Financing, the proceeds were first allocated to the Series B Unit Warrant, which was classified as a current liability, based on its fair value, and the residual amount was allocated among the Series A Convertible Preferred Stock and the Series A Warrants based on their relative fair values, all in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity”, ASC 815, “Derivatives and Hedging” and ASC 815–40, “Derivatives and hedging – Contracts in Entity’s Own Equity”. The Series B Unit Warrant was revalued at each reporting date, since its inception until it was exercised on June 10, 2009. The Series A Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in ASC 480-10-S99A, and, prior to January 1, 2009, the Series A Warrants were classified in permanent equity.

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

The Preferred Stock contain an embedded conversion option which could potentially require separate accounting under ASC 815. According to ASC  815-15, in order to determine whether separate accounting is required, one has to evaluate whether the economic characteristics and risks of the conversion option are closely related to the host contract, and the nature of the host contract.  We exercised judgment and evaluated this matter in accordance with ASC 815-10. ASC 815-10 provides guidance on determining whether the characteristics of a host contract in a hybrid financial instrument issued in the form of a share is more akin to debt or equity. In evaluating an embedded derivative feature for separation under ASC 815, the consideration of the economic characteristics and risks of the host contract should not ignore the stated or implied substantive terms and features of the hybrid financial instrument. We considered various factors including redemption provisions, stated rate, voting rights, whether returns are discretionary or mandatory, collateral requirements, participation in residual earnings and liquidation preferences, in making our determination that the host contract was more akin to equity. The most important factor that led us to the conclusion that the host contract was more akin to equity was the fact that the redemption feature was not mandatory or likely to occur. Had we determined that the host contract was more akin to debt and not equity it would have impacted the accounting for the host contract and the embedded conversion option and could have had a material impact on our financial statements.

QUARTERLY RESULTS

The following table sets forth our historical quarterly consolidated statement of income (loss) data and certain non-GAAP financial measures beginning with the first quarter of 2009. You should read this information together with our consolidated financial statements and the related notes appearing elsewhere in our filings. The results of historical periods are not necessarily indicative of the results of operations for a full year or any future period.

	Quarter Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	Jun. 30, 2010	Sep. 30, 2010	Dec. 31, 2010
	(in thousands, except page views and RPM data)

Revenues:
Advertising revenue	$4,729	$4,985	4,970	$6,000	$5,707	$5,004	$4,441	$6,265
Answers services licensing	18	19	17	17	19	16	11	8
	4,747	5,004	4,987	6,017	5,726	5,020	4,452	6,273
Costs and expenses:
Cost of revenue	1,059	1,166	1,264	1,307	1,437	1,315	1,303	1,369
Research and development	873	817	921	997	1,061	1,140	1,202	1,205
Community development and marketing	499	558	621	781	744	660	568	805
General and administrative	1,219	1,248	1,201	1,231	1,257	1,115	1,000	1,421

Total operating expenses	3,650	3,789	4,007	4,316	4,499	4,230	4,073	4,800

Operating income	1,097	1,215	980	1,701	1,227	790	379	1,473

Interest income (expense), net	(87)	(362)	4	5	11	13	19	18
Other income (expense), net	15	(9)	(5)	5	(8)	12	(15)	(24)
Gain (loss) resulting from fair value adjustment of warrants, net	2,010	(4,385)	(999)	740	615	1,468	1,321	(1,654)

Income (loss) before income taxes	3,035	(3,541)	(20)	2,451	1,845	2,283	1,704	(187)

Income tax benefit (expense), net	6	(78)	(50)	(43)	(91)	(160)	(45)	1,739

Net income (loss)	$3,041	$(3,619)	$(70)	$2,408	1,754	2,123	1,659	1,552

Other Data:
Adjusted EBITDA(1)	$1,744	$1,895	$1,708	$2,389	$1,840	$1,381	$964	$2,382

WikiAnswers average daily page views	5,337,000	6,082,000	6,336,000	8,199,000	8,995,000	8,578,000	8,279,000	11,110,000
ReferenceAnswers average daily page views	2,982,000	2,965,000	2,857,000	2,737,000	2,737,000	2,399,000	2,405,000	2,801,000

WikiAnswers RPM	$6.58	$6.14	$5.87	$5.93	$5.55	$5.11	$4.35	$4.63
ReferenceAnswers RPM	$5.84	$5.87	$5.89	$6.08	$4.94	$4.64	$5.09	$5.94

(1)       We define Adjusted EBITDA as net earnings before interest, taxes, depreciation, amortization, gain (loss) resulting from fair value adjustment of warrants, stock-based compensation and foreign currency exchange rate differences, and expenses relating to the Merger.

We use Adjusted EBITDA as an additional measure of our overall performance for purposes of business decision-making, developing budgets and managing expenditures. It is useful because it removes the impact of our capital structure (interest expense and gain (loss) resulting from fair value adjustment of warrants), asset base (amortization and depreciation), stock-based compensation expenses, taxes, foreign currency exchange rate differences and expenses relating to the Merger from our results of operations. We believe that the presentation of Adjusted EBITDA provides useful information to investors in their analysis of our results of operations for reasons similar to the reasons why we find it useful and because these measures enhance their overall understanding of the financial performance and prospects of our ongoing business operations. By reporting Adjusted EBITDA, we provide a basis for comparison of our business operations between current, past and future periods, and peer companies in our industry.

More specifically, we believe that removing these impacts is important for several reasons:

·
Amortization of Intangible Assets. Adjusted EBITDA disregards amortization of intangible assets. Specifically, we exclude the amortization of intangible assets resulting from the acquisition of WikiAnswers and other related assets in November 2006. This acquisition resulted in operating expenses that would not otherwise have been incurred. We believe that excluding such expenses is significant to investors, due to the fact that they derive from prior acquisition decisions and are not necessarily indicative of future cash operating costs. In addition, we believe that the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations. While we exclude the aforesaid expenses from Adjusted EBITDA we do not exclude revenues generated by the acquired operations.

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

·	Expenses related to the Merger. Adjusted EBITDA disregards costs associated with the Merger, as these costs are not related to the intrinsic operation of our business.

Adjusted EBITDA is not a measure of liquidity or financial performance under generally accepted accounting principles, or GAAP, and should not be considered in isolation from, or as a substitute for, a measure of financial performance prepared in accordance with GAAP. Investors are cautioned that there are inherent limitations associated with the use of Adjusted EBITDA as an analytical tool. Some of these limitations are:

·	Non-GAAP financial measures are not based on a comprehensive set of accounting rules or principles;

·	Many of the adjustments to Adjusted EBITDA reflect the exclusion of items that are recurring and will be reflected in our financial results for the foreseeable future;

·	Other companies, including other companies in our industry, may calculate Adjusted EBITDA differently than us, thus limiting its usefulness as a comparative tool;

·	Adjusted EBITDA does not reflect the periodic costs of certain tangible and intangible assets used in generating revenues in our business;

·	Adjusted EBITDA does not reflect interest income from our investments in cash and investment securities;

·	Adjusted EBITDA does not reflect gains and losses from foreign currency exchange rate differences;

·	Adjusted EBITDA does not reflect the costs incurred in connection with the Merger;

·	Adjusted EBITDA does not reflect interest expense and other cost relating to financing our business, including gains and losses resulting from fair value adjustment of Redpoint Venture’s warrants;

·	Adjusted EBITDA excludes taxes, which are an integral cost of doing business; and

·	Because Adjusted EBITDA does not include stock-based compensation, it does not reflect the cost of granting employees equity awards, a key factor in management’s ability to hire and retain employees.

We compensate for these limitations by providing specific information in the reconciliation to the GAAP amounts excluded from Adjusted EBITDA, as follows:

	Quarter Ended
	Mar. 31, 2009	Jun. 30, 2009	Sep. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	Jun. 30, 2010	Sep. 30, 2010	Dec. 31, 2010
	($ - in thousands)

Net income (loss)	$3,041	$(3,619)	$(70)	$2,408	$1,754	$2,123	$1,659	$1,552

Interest (income) expense, net	87	362	(4)	(5)	(11)	(13)	(19)	(18)
Foreign currency (gains) losses	(15)	9	5	(5)	8	(12)	15	24
Income tax (benefit) expense, net	(6)	78	50	43	91	160	45	(1,739)
Depreciation and amortization	261	299	328	302	300	311	322	322
Stock-based compensation	386	381	400	386	313	280	263	334
(Gain) loss resulting from fair value adjustment of warrants	(2,010)	4,385	999	(740)	(615)	(1,468)	(1,321)	1,654
Costs related to the Merger	-	-	-	-	-	-	-	253

Adjusted EBITDA	$1,744	$1,895	$1,708	$2,389	$1,840	$1,381	$964	$2,382

Item 8.    Financial Statements and Supplemental data.

The following are our consolidated financial statements and notes to financial statements, and of our consolidated subsidiary, which are filed as part of this Annual Report.

Answers Corporation
Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Financial Statements:

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Answers Corporation:

We have audited the accompanying consolidated balance sheets of Answers Corporation and Subsidiary (collectively referred to as “the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Answers Corporation and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for its Redpoint warrants due to the adoption of new accounting requirements issued by the FASB, as of January 1, 2009.

/s/ Somekh Chaikin

Somekh Chaikin
Certified Public Accountants (Israel)
A member firm of KPMG International

Jerusalem, Israel
March 17, 2011

Answers Corporation and Subsidiary

Consolidated Balance Sheets (in thousands except share and per share data)

	December 31	December 31
	2009	2010
	$	$
Assets

Current assets:
Cash and cash equivalents	22,234	21,503
Marketable securities	795	4,331
Short-term deposits (restricted)	-	200
Accounts receivable	2,350	3,191
Prepaid expenses and other current assets	907	1,235
Deferred tax asset	34	1,780
Total current assets	26,320	32,240

Long-term deposits (restricted)	276	327

Deposits in respect of employee severance obligations	1,756	2,208

Property and equipment, net	1,858	1,732

Other assets:
Intangible assets, net	797	719
Goodwill	437	437
Prepaid expenses, long-term	167	555
Deferred tax asset, long-term	14	22
Total other assets	1,415	1,733

Total assets	31,625	38,240

Liabilities and stockholders' equity

Current liabilities:
Accounts payable	403	578
Accrued expenses and other current liabilities	774	758
Accrued compensation	1,009	972
Capital lease obligations – current portion	82	23
Total current liabilities	2,268	2,331

Long-term liabilities:
Liability in respect of employee severance obligations	1,838	2,333
Capital lease obligations, net of current portion	24	-
Deferred tax liability	38	44
Series A and Series B Warrants	8,008	6,258
Total long-term liabilities	9,908	8,635

Commitments and contingencies

Series A and Series B convertible preferred stock: $0.01 par value; stated value and liquidation preference of $101.76 per share for the Series A and $100 per share for the Series B Convertible Preferred Stock; 6% cumulative annual dividend; 130,000 shares authorized, issued and outstanding as of December 31, 2009 and 2010	2,381	4,724

Stockholders' equity:
Preferred stock: $0.01 par value; 870,000 shares authorized as of December 31, 2009 and 2010, none issued	-	-
Common stock: $0.001 par value; 100,000,000 shares authorized; 7,951,329 and 8,005,780 shares issued and outstanding as of December 31, 2009 and 2010, respectively	8	8
Additional paid-in capital	88,539	86,853
Accumulated other comprehensive income	28	108
Accumulated deficit	(71,507)	(64,419)
Total stockholders' equity	17,068	22,550

Total liabilities and stockholders' equity	31,625	38,240

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Income (in thousands except share and per share data)

	Year ended December 31
	2009	2010
	$	$

Revenues:
Advertising revenue -
WikiAnswers	14,454	16,529
ReferenceAnswers	6,230	4,888
Answers service licensing	71	54
	20,755	21,471

Costs and expenses:
Cost of revenue	4,796	5,424
Research and development	3,608	4,608
Community development, sales and marketing	2,459	2,777
General and administrative	4,899	4,793
Total operating expenses	15,762	17,602

Operating income	4,993	3,869

Interest income (expense), net	(440)	61
Other income (expense), net	6	(35)
Gain (loss) resulting from fair value adjustments of warrants, net	(2,634)	1,750

Income before income taxes	1,925	5,645

Income tax benefit (expense), net	(165)	1,443

Net income	1,760	7,088

Net income (loss) attributable to common shares:

Basic	$(582)	$2,978
Diluted	$(582)	$1,690

Net income (loss) per common share:

Basic	$(0.07)	$0.37
Diluted	$(0.07)	$0.20

Number of shares used in computing net income (loss) per common share:

Basic	7,909,353	7,971,445
Diluted	7,909,353	8,559,353

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income (in thousands except shares)

	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity	Comprehensive income
	Shares	Amount ($)	$	$	$	$	$

Balance as of December 31, 2008	7,870,538	8	77,091	(28)	(71,353)	5,718

Cumulative effect of change in accounting principle (see note 10)	-	-	(1,657)	-	(1,914)	(3,571)	-
Issuance of common stock in connection with exercise of vested stock options	80,791	-	247	-	-	247	-
Stock-based compensation to employees and directors	-	-	1,553	-	-	1,553	-
Dividends on Series A Convertible Preferred Stock, $6.10 per share	-	-	(366)	-	-	(366)	-
Dividends on Series B Convertible Preferred Stock, $3.37 per share	-	-	(236)	-	-	(236)	-
Amortization of discounts resulting from Redpoint Financing	-	-	(1,740)	-	-	(1,740)	-
Discount to temporary equity resulting from beneficial conversion feature in the Redpoint Financing (Series B)	-	-	2,867	-	-	2,867	-
Exercise of the Series B Unit Warrant	-	-	10,780	-	-	10,780	-
Unrealized gains on derivative and hedging activity	-	-	-	60	-	60	60
Unrealized loss on marketable securities	-	-	-	(4)	-	(4)	(4)
Net income for year	-	-	-	-	1,760	1,760	1,760
Comprehensive income							1,816
Balance as of December 31, 2009	7,951,329	8	88,539	28	(71,507)	17,068

Issuance of common stock in connection with exercise of vested stock options	54,451	-	253	-	-	253	-
Stock-based compensation to employees and directors	-	-	1,190	-	-	1,190	-
Dividends on Series A Convertible Preferred Stock, $6.10 per share	-	-	(366)	-	-	(366)	-
Dividends on Series B Convertible Preferred Stock, $6.00 per share	-	-	(420)	-	-	(420)	-
Amortization of discounts resulting from Redpoint Financing	-	-	(2,343)	-	-	(2,343)	-
Realized gains on derivative and hedging activity	-	-	-	(60)	-	(60)	(60)
Unrealized gains on derivative and hedging activity	-	-	-	119	-	119	119
Unrealized gain on marketable securities	-	-	-	21	-	21	21
Net income for year	-	-	-	-	7,088	7,088	7,088
Comprehensive income							7,168
Balance as of December 31, 2010	8,005,780	8	86,853	108	(64,419)	22,550

The accompanying notes are an integral part of these consolidated financial statements.

Answers Corporation and Subsidiary

Consolidated Statements of Cash Flows (in thousands)

	Year ended December 31
	2009	2010
	$	$
Cash flows from operating activities:
Net income	1,760	7,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,185	1,255
Increase in deposits in respect of employee severance obligations	(407)	(322)
Increase in liability in respect of employee severance obligations	288	359
Stock-based compensation to employees and directors	1,553	1,190
Increase in deferred tax asset	(48)	(1,753)
Increase in deferred tax liability	12	6
Fair value adjustments of warrants, net	2,634	(1,750)
Loss on disposal of property and equipment	73	24
Increase in short-term deposits (restricted)	-	(200)
Increase in long-term deposits (restricted)	(19)	(51)
Loss from exchange rate differences	6	35
Changes in operating assets and liabilities:
Increase in accounts receivable, and prepaid expenses and other current assets	(410)	(1,103)
Decrease (increase) in prepaid expenses, long-term	49	(389)
Increase (decrease) in accounts payable	(307)	314
Increase (decrease) in accrued expenses, accrued compensation and other current liabilities	411	(76)
Net cash provided by operating activities	6,780	4,627

Cash flows from investing activities:
Capital expenditures	(1,515)	(1,222)
Purchases of marketable securities	(799)	(3,515)
Net cash used in investing activities	(2,314)	(4,737)

Cash flows from financing activities:
Repayment of capital lease obligation	(78)	(83)
Redpoint financing, net of issuance cost	6,480	-
Dividends paid	(602)	(786)
Exercise of common stock options and warrants	247	253
Net cash provided by (used in) financing activities	6,047	(616)

Effect of exchange rate changes on cash and cash equivalents	(18)	(5)

Net increase (decrease) in cash and cash equivalents	10,495	(731)

Cash and cash equivalents at beginning of year	11,739	22,234

Cash and cash equivalents at end of year	22,234	21,503

Supplemental disclosures of cash flow information:
Income taxes paid	171	60
Interest paid on capital lease obligations	9	4

Non-cash investing activities:
Capital expenditures on account	170	23
Exchange of property and equipment	-	50

The accompanying notes are an integral part of these consolidated financial statements.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Planned Acquisition by AFCV Holdings LLC

On February 2, 2011, Answers Corporation, a Delaware corporation (“Answers.com”), AFCV Holdings, LLC, a Delaware limited liability company (“AFCV”), and A-Team Acquisition Sub, Inc., an indirect wholly owned subsidiary of AFCV and a Delaware corporation (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement was filed with the Securities and Exchange Commission (the “SEC”) on February 7, 2011 as an exhibit to Answers.com’s current report on Form 8-K. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Answers.com (the “Merger”), with Answers.com continuing as the surviving corporation and a wholly owned subsidiary of AFCV.

A special meeting of Answers.com stockholders has been called for April 12, 2011 to vote on adoption of the merger agreement.  The Merger is subject to adoption of the Merger Agreement by the Answers.com stockholders, and various other conditions set forth in the Merger Agreement.

On the effective date of the Merger, the capital stock and other securities of Answers.com will be treated as follows:

· Answers.com common stockholders other than stockholders who properly exercise appraisal rights, will receive $10.50 in cash, without interest, and less any applicable withholding taxes, in exchange for each share of Answers.com common stock owned and outstanding on the effective date of the Merger.

· Holders of Series A convertible preferred stock of Answers.com (the “Series A stock”) will receive an amount in cash, without interest, in exchange for each share of Series A stock owned and outstanding on the effective date of the Merger equal to $10.50 multiplied by (A) the stated value of $101.76 plus accrued but unpaid dividends thereon accrued daily at the rate of six percent (6%) per annum, calculated from the date on which the last regular quarterly dividend is paid in respect of the Series A stock to the effective date of the Merger divided by (B) $4.50, and less any applicable withholding taxes.

· Holders of Series B convertible preferred stock of Answers.com (the “Series B stock”) will receive an amount in cash, without interest, in exchange for each share of Series B stock owned and outstanding on the effective date of the Merger equal to $10.50 multiplied by (A) the stated value of $100.00 plus accrued but unpaid dividends thereon accrued daily at the rate of six percent (6%) per annum, calculated from the date on which the last regular quarterly dividend is paid in respect of the Series B stock to the effective date of the Merger divided by (B) $5.50, and less any applicable withholding taxes.

· The holders of vested options to purchase Answers.com common stock will receive an amount in cash equal to the excess, if any, of  (A) $10.50 multiplied by the number of shares underlying such options, over (B) the aggregate exercise price of such options, without interest and less any deductions and required withholding taxes, as applicable.  All unvested options to acquire Answers.com common stock outstanding immediately prior to the effective date of the Merger will no longer constitute the right to acquire Answers.com common stock.  Instead, with respect to unvested options held by our employees, on each date on which a portion of such unvested stock options would have become vested and exercisable, provided that such holder is still employed by the surviving corporation under the Merger on such date, such holder will receive an amount in cash equal to the excess, if any, of $10.50 multiplied by the number of shares underlying such stock options which become vested on such date over the aggregate exercise price of such vested stock options, without interest and less any deductions and required withholding taxes, as applicable. Each unvested option outstanding immediately prior to the effective date of the Merger which is held by one of our non-employee directors will be accelerated and treated as a vested option in the Merger. In addition, fifty percent of each of our executive officers’ respective unvested options will accelerate upon consummation of the Merger, and if any such executive officer is terminated within 12 months following the Merger, his remaining unvested options, at the time of termination, will become immediately vested.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Planned Acquisition by AFCV Holdings LLC (cont’d)

· Each warrant to purchase shares of Answers.com common stock that is issued and outstanding immediately prior to the effective date of the Merger will be fully exercised prior to the effective date or terminated at the effective date.  Following the closing, the holder of any such terminated warrant will be entitled to receive an amount in cash equal to the product of (A) the number of shares issuable upon exercise of such warrant, multiplied by (B) an amount equal to the excess, if any, of $10.50 less the per share exercise price for such warrant, without interest, subject to withholding taxes.

On February 28, 2011, Answers.com filed its definitive proxy statement on schedule 14A with the SEC in connection with the Merger.

Note 2 - Business

Answers.com, and GuruNet Israel Ltd., its wholly-owned Israeli subsidiary (“the Subsidiary”) that provides primarily research and development to Answers.com, are collectively referred to as “the Company.” Answers.com is a public company and trades on the NASDAQ Capital Market under the symbol “ANSW”.

The Company provides answer-based search services to users through its website Answers.com® and earns practically all of its revenue from advertising on its website.

As of December 31, 2010, approximately $790 thousand of the Company’s net assets were located outside of the United States.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Answers Corporation and its Subsidiary and are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency Translation

The currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar (“dollar”); therefore, the dollar has been determined to be the Company’s functional currency. Transactions in foreign currency (substantially all in New Israeli Shekels – “NIS”) are recorded at the exchange rate as of the transaction date. Monetary assets and liabilities denominated in foreign currency are translated on the basis of the representative rate of exchange at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currency are stated at historical exchange rates. All exchange gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of income as they arise.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported results of operations during the reporting periods. Significant items subject to such estimates and assumptions include the useful life of fixed assets, allowance for doubtful accounts, the valuation of derivatives, deferred tax assets, investments, share-based compensation, income tax uncertainties and other contingencies. Actual results could differ from those estimates.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3 - Summary of Significant Accounting Policies (cont’d)

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

Accounts Receivable

Accounts receivable are recorded when earned and do not bear interest. If necessary, the Company records an allowance for doubtful accounts to reflect the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. As of the balance sheet dates such allowances were not significant.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Annual depreciation rates are as follows:
%

Computer equipment	20 - 33
Furniture and fixtures	7 - 20

Leasehold improvements are amortized over the shorter of the estimated useful life or the expected life of the lease.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3 - Summary of Significant Accounting Policies (cont’d)

Revenue Recognition

In 2009 and through the third quarter of 2010, the Company, through its website Answers.com, generated revenues via advertising in the form of pay-per-performance ads and paid-for-impression advertising. In the pay-per-performance model, the Company earns revenue based on the number of clicks associated with such ads. In the paid-for-impression model, the Company’s revenue is derived from the display of ads. Beginning the fourth quarter of 2010, the Company added a third category of advertising to Answers.com, in-text advertising, a form of contextual advertising where specific keywords within the text of a web-page are matched with advertising units. Those specific keywords become hyperlinks that open an advertising “bubble” when users hover on the keywords. The Company earns revenue each time a user clicks on the hyperlink in the “bubble”.

Almost all of the Company’s advertising revenue is obtained through the efforts of third parties rather than through direct contracts with advertisers. The third party is obligated to pay the Company a portion of the revenue it earns from advertisers, as compensation for the Company’s sale of promotional space on its Internet properties. Amounts received from such third parties are reflected as revenue in the period in which such advertising services are provided.

The Company also earns an immaterial amount of revenue from partners that pay the Company for providing them with answer-based services that they then use in their own products, via co-branded web pages.

Research and Development

The Company expenses research and development costs as incurred. Certain internal use software and website development costs are capitalized in accordance with the FASB’s authoritative guidance on accounting for intangibles and website costs.

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

Beginning in 2008, as the Company accumulated its own volatility history, estimates of its expected stock volatility are based on the Company’s own historical stock volatility rates.

The fair value for each stock option granted to employees and directors during the years ended December 31, 2009 and 2010 was estimated at the date of grant using the Black-Scholes option-pricing model, assuming no dividends and the following average assumptions:

	Year ended December 31
	2009	2010

Expected risk-free interest rate	1.97%	0.98%
Expected life (in years)	4.08	4.05
Expected volatility	72.70%	73.07%

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
(Continued)

Note 3 - Summary of Significant Accounting Policies (cont’d)

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

Comprehensive Income

Comprehensive income represents net income plus any revenue, expenses, gains and losses that are specifically excluded from net income and recognized directly as a component of stockholders’ equity.

Net Income (Loss) per Common Share

Basic net income (loss) per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income for the period, adjusted for the Redpoint dividends and amortizations of discounts, by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding options and warrants is reflected in diluted net income (loss) per share by application of the treasury stock method. The dilutive effect of the issued and outstanding Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (collectively, the “Series A and Series B Convertible Preferred Stock”) is reflected in diluted net income (loss) per share by application of the if-converted method. The calculation of diluted net income (loss) per share excludes all anti-dilutive shares.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3 - Summary of Significant Accounting Policies (cont’d)

Derivatives and Hedging

To mitigate the potential adverse impact on cash flows resulting from fluctuations in the exchange rate of the new Israeli shekels (NIS), the Subsidiary hedges portions of its forecasted expenses denominated in NIS with currency forwards. The Subsidiary does not speculate in these hedging instruments in order to profit from foreign currency exchanges, nor does it enter into trades for which there are no underlying exposures.

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

Starting May 2009, the Subsidiary designated all of its currency hedging activity as cash flow hedges, as they were all eligible. The Company documents all relationships between the hedging instruments and hedged items, as well as its risk management objective for undertaking these hedging transactions. The Company also formally assesses, both at the inception of the hedge and on an ongoing basis, whether or not each derivative is highly effective in offsetting changes in fair value of the hedged items.

Net gains from forward and option contracts are included in operating expenses, as follows:

	Year ended December 31
	2009	2010
	$ (in thousands)

Cost of revenue	-	13
Research and development	15	61
Sales and marketing	1	12
General and administrative	4	28
	20	114

The net gain for the year ended December 31, 2009 of $20 thousand, is comprised of $110 thousand of gains from contracts that were designated as hedging instruments, less $90 thousand of losses from contracts that were not designated as hedging instruments. The net gain for the year ended December 31, 2010, resulted from contracts that were designated as hedging instruments.

As of December 31, 2010, the notional amount of the Subsidiary’s outstanding forward contracts was approximately $1.68 million, constituting assets with a fair value of $119 thousand (December 31, 2009 - $60 thousand). Such assets are included in prepaid expenses and other current assets as the foreign exchange forward contracts mature through May 31, 2011, and the change in fair value has been recorded as other comprehensive income. The amounts recorded as other comprehensive income will be reclassified to earnings as the forward contracts mature or if, and to the extent that the hedging relationship is deemed ineffective.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 3 - Summary of Significant Accounting Policies (cont’d)

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

Statement 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Statement 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements (see Note 11).

Note 4 - Cash and Cash Equivalents

Cash and cash equivalents consist of the following (in thousands):

	2009	2010
	$	$
In US dollars:
Cash	890	820
Cash equivalents (money market funds)	20,885	20,224
In New Israeli Shekels:
Cash	57	348
Cash equivalents	402	111

	22,234	21,503

Note 5 – Marketable Securities

The Company’s marketable securities are invested in debt instruments of the U.S. government, and mature between 9 and 14 months subsequent to December 31, 2010.

Gross unrealized gains (losses) on marketable securities, for which other than temporary impairments have not been recognized, and the fair value of those securities, were as follows (in thousands):

	Aggregate cost basis	Other than temporary impairment	Unrealized gain (loss)	Fair value
	$	$	$	$
Available for sale - U.S. government securities

December 31, 2009	799	-	(4)	795

December 31, 2010	4,310	-	21	4,331

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 6 - Long-term Deposits (Restricted)

Long-term deposits are comprised of a restricted deposit with a bank in the amount of $140 thousand to secure a bank guarantee and other long-term deposits with vendors and credit card companies. During 2009 and 2010, the long-term deposits earned immaterial amounts of interest.

Note 7 - Property and Equipment, Net

Property and equipment as of December 31, 2009 and 2010 consisted of the following (in thousands):

	2009	2010
	$	$

Computer equipment(1)	3,951	4,154
Furniture and fixtures	186	190
Leasehold improvements	185	252

	4,322	4,596

Less: accumulated depreciation and amortization(1)	(2,464)	(2,864)

	1,858	1,732

(1) Includes leased equipment of $239 thousand, less accumulated depreciation of $138 thousand and $215 thousand as of December 31, 2009 and 2010, respectively.

As of December 31, 2009 and 2010, approximately $285 thousand and $296 thousand of the aggregate value of the Company’s net book value of property and equipment, respectively, were located in Israel.

During the years 2009 and 2010, the Company recorded $968 thousand, and $1,131 thousand of depreciation expense, respectively.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8 – Intangible Assets, Net

The following table summarizes the Company’s intangible assets as of December 31, 2009 and 2010 (in thousands):

	December 31, 2009			December 31, 2010
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
	$	$	$	$	$	$
WikiAnswers
Technology	30	(19)	11	30	(25)	5
Q&A Database	207	(207)	-	207	(207)	-
Domain Names	1,068	(338)	730	1,068	(445)	623

Domain names	100	(44)	56	130	(55)	75
Video content	-	-	-	16	-	16

	1,405	(608)	797	1,451	(732)	719

During the years 2009 and 2010, the Company recorded $217 thousand and $124 thousand of amortization expense of intangible assets, respectively.

Amortization of intangible assets, net, in each of the succeeding five years and thereafter is estimated as follows (in thousands):

Year ending December 31	$

2011	130
2012	125
2013	125
2014	116
2015	112
Thereafter	111

719

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 8 – Intangible Assets, Net (cont’d)

All assets related to the WikiAnswers acquisition, except for the goodwill, are being amortized over their estimated useful lives as follows: Technology – 5 years; Database of questions and answers – 3 years; Domain Names – 10 years. Technology and Database of questions and answers are being amortized to cost of revenue, and Domain Names to general and administrative. In 2009, the Company recorded $23 thousand and $184 thousand of such amortization to cost of revenue and general and administrative expenses, respectively. In 2010, the Company recorded $6 thousand and $107 thousand of such amortization to cost of revenue and general and administrative expenses, respectively. The goodwill, although not amortized for accounting purposes, and all other assets relating to the WikiAnswers acquisition, are deductible for tax purposes over a fifteen year period.

Note 9 – Deposits and Liability in Respect of Employee Severance Obligations

The Subsidiary’s liability for severance pay for most employees is calculated pursuant to Israeli Severance Pay Law based on its employees’ most recent monthly salaries, multiplied by the number of years of their employment, or a portion thereof, as of the balance sheet date. As of December 31, 2009 and 2010, this liability is fully provided for by monthly deposits in insurance policies and by an accrual. The deposited funds may be withdrawn by the Company only upon the fulfillment of the obligation pursuant to Israeli Severance Pay Law or labor agreements.

Beginning November 2008, the Subsidiary’s agreements with newly hired employees are generally in accordance with section 14 of the Israeli Severance Pay Law, whereby the Company’s contributions for severance pay shall fulfill its severance liability. Upon a monthly contribution of an amount equal to 8.33% of the employee’s monthly salary, and release of the policy to the employee, no additional payments shall be made by the Company to the employee upon the employee’s termination. Further, the related obligation and amounts deposited on behalf of such obligation are not stated on the balance sheet, as the Subsidiary is legally released from obligation to employees once the deposited amounts have been deposited in insurance policies.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10 – Redpoint Financing

On June 16, 2008, pursuant to a private placement of the Company’s securities, Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (collectively “Redpoint”) purchased $6 million of the Company’s Series A Convertible Preferred Stock (the "Series A Financing"), initially convertible into 1,333,333 shares of common stock at a conversion price of $4.50 per share (the “Series A Convertible Preferred Stock”), and common stock purchase warrants exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share (the “Series A Warrants”). Redpoint also received a warrant (the “Series B Unit Warrant”), exercisable until June 16, 2009, to purchase units of up to $7 million of Series B Convertible Preferred Stock and common stock purchase warrants. After deducting placement agent fees and legal expenses, the Company’s net proceeds from the aforesaid transaction were approximately $5.38 million.

On June 10, 2009, Redpoint exercised its Series B Unit Warrant and purchased $7 million of the Company’s Series B Convertible Preferred Stock (the "Series B Financing"), initially convertible into 1,272,727 shares of common stock at a conversion price of $5.50 per share (the “Series B Convertible Preferred Stock”), and common stock purchase warrants exercisable for 636,364 shares of common stock at an exercise price of $6.05 per share (the “Series B Warrants”). After deducting placement agent fees and legal expenses, the Company’s net proceeds from the exercise of the Series B Unit Warrant were approximately $6.48 million. The change in value of the Series B Unit Warrant from January 1, 2009 through its exercise on June 10, 2009, has been included in the statement of income as loss resulting from fair value adjustment of warrants, and amounted to approximately $2.08 million in 2009.

The Series A Convertible Preferred Stock, the Series B Convertible Preferred Stock, the Series A Warrants and the Series B Warrants are collectively referred to as the “Redpoint Securities”. The two transactions, in aggregate, are collectively referred to as the “Redpoint Financings”.

The Series A Convertible Preferred Stock has the rights and preferences set forth in the Certificate of Designations, Number, Voting Powers, Preferences and Rights for the Series A Convertible Preferred Stock, which amended the Company’s Amended and Restated Certificate of Incorporation on June 16, 2008. The Series B Convertible Preferred Stock has the rights and preferences set forth in the Certificate of Designations, Number, Voting Powers, Preferences and Rights for the Series B Convertible Preferred Stock, which amended the Company’s Amended and Restated Certificate of Incorporation on June 9, 2009.

In connection with the Redpoint Financings, Redpoint received and exercised their right to appoint two individuals to serve as voting members of the Company’s board of directors.

Accounting for Series A Financing

The $6 million of proceeds from the Series A Financing, were first allocated to the Series B Unit Warrant, which was classified as a liability, based on its fair value, and the residual amount was allocated among the Series A Convertible Preferred Stock and the Series A Warrants based on their relative fair values, all in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity” (formerly SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”), and ASC 815–40, “Derivatives and hedging – Contracts in Entity’s Own Equity” (formerly EITF 00-19, ”Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”). The Series A Convertible Preferred Stock has been classified as temporary equity, in accordance with the guidance in ASC 480-10-S99A (formerly EITF D-98, “Classification and Measurement of Redeemable Securities”). The Series A Warrants were initially classified in permanent equity but as a result of the adoption of EITF 07-5 (incorporated in ASC 815–40), effective January 1, 2009, and due to their provisions that protect holders from declines in the stock price, such warrants are separately accounted for as a derivative under ASC 815 and are no longer recorded in equity but rather as a liability, initially valued at fair value to be revalued at each reporting date at fair value.

ASC 815–40 was initially applied by recording a cumulative-effect adjustment to opening retained earnings as of January 1, 2009, to effect the accounting for the Series A Warrants as a liability.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 10 – Redpoint Financing (cont’d)

Accounting for Series B Financing

The Series B Unit Warrant that was issued on June 16, 2008, was recorded as a liability, with a corresponding discount to the Series A Convertible Preferred Stock. and was revalued at each reporting date. The change in value of the Series B Unit Warrant from January 1, 2009 through June 10, 2009, has been included in the 2009 statement of income as loss resulting from fair value adjustment of warrant to purchase units of Series B preferred stock and warrants, and amounted to $2.08 million. On June 10, 2009, Redpoint exercised, in full, the Series B Unit Warrant, which was valued at approximately $10.8 million on such date, thus extinguishing this liability from the Company’s balance sheet through a corresponding increase to additional paid-in capital.

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

Resulting from the allocation of the proceeds as described above, and in comparison to the fair market value of the Company’s common stock on the date of issuance, the effective conversion rate of the Series B Convertible Preferred Stock, represented an additional beneficial conversion value. Thus, the Company recorded an additional discount to the Series B Convertible Preferred Stock, with a corresponding increase in paid-in capital, of $2,868,000, reducing the Series B Convertible Preferred Stock to zero. In accordance with ASC 470–20, “Debt with Conversion and Other Options” (formerly EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”), the aforesaid discount is amortized to paid-in capital over five years from the date of issuance, the earliest redemption date of the stock.

The Series A and the Series B Convertible Preferred Stock are classified as temporary equity.

On December 31, 2009, the Company assessed the fair value of the Series A Warrants as compared to their value as of January 1, 2009, and also assessed the fair value of the Series B Warrants as compared to their value as of June 10, 2009. The change in fair value has been included in the statement of income as loss resulting from fair value adjustments of warrants, and amounted $552 thousand for the year ended December 31, 2009.

On December 31, 2010, the Company assessed the fair value of the Series A and Series B Warrants as compared to their value as of December 31, 2009. The change in fair value has been included in the statement of income as gain resulting from fair value adjustments of warrants, and amounted $1,750 thousand for the year ended December 31, 2010.

The fair value of the Series A and Series B Warrants during the years ended December 31, 2009 and 2010 was estimated using the Black-Scholes valuation model, assuming no dividends and the following average assumptions:

	Year ended December 31
	2009	2010
Series A Warrants
Expected risk-free interest rate	2.30%	1.36%
Expected life (in years)	4.83	3.84
Expected volatility	78.23%	72.35%

Series B Warrants
Expected risk-free interest rate	2.86%	1.78%
Expected life (in years)	5.77	4.82
Expected volatility	78.60%	71.16%

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of measurement for periods corresponding with the expected life of the option. The expected life represents the remaining contractual life of the warrants.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11 – Fair Value Measurements

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company determines fair value based on assumptions that market participants would use in pricing an asset or liability in the principal market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Other inputs that are directly or indirectly observable in the marketplace, for substantially the full term of the asset or liability, and are not included in Level 1.

Level 3 - Unobservable inputs that are supported by little or no market activities

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11 – Fair Value Measurements (cont’d)

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2010, aggregated by the level in the fair-value hierarchy within which those measurements fall:

		Fair value measurement at reporting date using
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash Equivalents	21,287	21,287	-	-
Marketable Securities	795	795	-	-
Foreign currency derivative contracts	60	-	60	-
Total Assets	22,142	22,082	60	-

Liabilities
Series A Warrants	4,000	-	-	4,000
Series B Warrants	4,008	-	-	4,008
Total Liabilities	8,008	-	-	8,008

		Fair value measurement at reporting date using
Description	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Cash Equivalents	20,335	20,335	-	-
Marketable Securities	4,331	4,331	-	-
Foreign currency derivative contracts	119	-	119	-
Total Assets	24.785	24,666	119	-

Liabilities
Series A Warrants	3,200	-	-	3,200
Series B Warrants	3,058	-	-	3,058
Total Liabilities	6,258	-	-	6,258

In addition to the above, the Company's financial instruments at December 31, 2009 and 2010, consisted of cash, accounts receivable, long term deposits, accrued expenses, accrued compensation and related liabilities. The carrying amounts of all the aforementioned financial instruments, approximate fair value.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 11 – Fair Value Measurements (cont’d)

The following table summarizes the changes in the Company’s liabilities measured at fair value using significant unobservable inputs (Level 3), during the years ended December 31, 2009 and 2010:

	Level 3
	$ (in thousands)
	Series B Unit Warrant	Series A and B Warrants	Total

Balance at December 31, 2008	8,698	-	8,698

Cumulative effect of change in accounting principle – adoption of EITF 07-5 (incorporated in ASC 815 – 40)	-	3,554	3,554
Fair value adjustments included in statement of income	2,082	552	2,634
Exercise of the Series B Unit Warrant	(10,780)	-	(10,780)
Issuance of series B warrants	-	3,902	3,902

December 31, 2009	-	8,008	8,008

Fair value adjustments included in statement of income	-	(1,750)	(1,750)

December 31, 2010	-	6,258	6,258

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12 - Series A and Series B Convertible Preferred Stock

The following table summarizes the changes in Series A and Series B Convertible Preferred Stock during the years ending December 31, 2009 and 2010:

	Series A Convertible Preferred Stock	Series B Convertible Preferred Stock	Total
	$ (in thousands)

December 31, 2008	624	-	624

Cumulative effect of change in accounting principle – adoption of EITF 07-5 (incorporated in ASC 815–40)	17	-	17
Issuance of Series B Convertible Preferred Stock	-	7,000	7,000
Issuance costs	-	(230)	(230)
Discount resulting from the issuance of the Series B Warrants	-	(3,902)	(3,902)
Discount resulting from the Beneficial Conversion Feature	-	(2,868)	(2,868)
Amortizations of discounts during the period	989	751	1,740

December 31, 2009	1,630	751	2,381

Amortizations of discounts during the period	989	1,354	2,343

December 31, 2010	2,619	2,105	4,724

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

As a result of the Redpoint Financings (see Note 10), the Company’s Amended and Restated Certificate of Incorporation has been amended to provide for the issuance of up to 60,000 shares of Series A Convertible Preferred Stock and 70,000 shares of Series B Convertible Preferred Stock, with a stated value of $100 per share (the “Stated Value”) pursuant to the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock filed with the State of Delaware on June 16, 2008 and the Certificate of Designations, Number, Voting Powers, Preferences and Rights Series B Convertible Preferred Stock filed with the State of Delaware on July 28, 2009 (the “Certificates of Designations”).

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12 - Series A and Series B Convertible Preferred Stock (cont’d)

Rights and Preferences

The Certificates of Designations provide for the following rights and preferences:

Dividends -The Series A and Series B Convertible Preferred Stock will accrue cumulative dividends at a rate of 6% per annum whether or not dividends have been declared by the Board of Directors and whether or not there are profits, surplus or other funds available for the payment of such dividends.  Dividends may be payable in kind at the option of the Company upon satisfaction of certain conditions.

Voting Rights -The Series A and Series B Convertible Preferred Stock shall vote on an as converted basis with the Company’s common stock. So long as any shares of Series A Convertible Preferred Stock or Series B Convertible Preferred Stock are outstanding, the Company shall not, without the affirmative vote of the holders of a majority of the shares of the Series A and Series B Convertible Preferred Stock then outstanding (each holder of Series A and Series B Convertible Preferred Stock, a “Holder” and collectively, the “Holders”), (a) alter or change adversely the powers, preferences or rights given to the Series A and Series B Convertible Preferred Stock or alter or amend the Certificate of Designations (whether by merger, consolidation or otherwise), (b) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation senior to or otherwise pari passu with the Series A and Series B Convertible Preferred Stock, except for any series of Preferred Stock issued to the Holders, (c) amend its certificate of incorporation or other charter documents (whether by merger, consolidation or otherwise) so as to affect adversely any rights of the Holders, (d) increase or decrease the authorized number of shares of Series A and Series B Convertible Preferred Stock, or (e) enter into any agreement with respect to the foregoing.

Liquidation - Upon an event of liquidation, as defined in the Certificate of Designations (a “Liquidation”), the Holders shall be entitled to receive out of the assets of the Company, whether such assets are capital or surplus, for each share of Series A and Series B Convertible Preferred Stock an amount equal to greater of (i) the Stated Value per share plus any accrued and unpaid dividends thereon and any other fees or liquidated damages owing thereon before any distribution or payment shall be made to the holders of any junior securities or (ii) such amount per share as would have been payable had all shares of Series A and Series B Convertible Preferred Stock been upon any such Liquidation converted to common stock immediately prior to such Liquidation, in any case, and if the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be distributed among the Holders ratably in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Conversion at Option of Holder - Each share of Series A Convertible Preferred Stock shall be convertible into that number of shares of common stock determined by dividing the Stated Value plus any accrued but unpaid dividends thereon (to the extent not already included in the Stated Value) of such share of Series A Convertible Preferred Stock by $4.50 (the “Series A Conversion Price”), at the option of the Holder, at any time and from time to time.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 12 - Series A and Series B Convertible Preferred Stock (cont’d)

Mandatory Conversion - With respect to the Series A Convertible Preferred Stock, beginning December 16, 2009, provided certain conditions are satisfied, if the closing price of the common stock equals an average of $13.50 (subject to adjustment for stock splits, reclassifications, combinations and similar adjustments) per share for the 45 consecutive trading days immediately prior to the Automatic Conversion Notice Date (as defined below), and average daily volume of the common stock on The NASDAQ Capital Market averages at least $1 million during such measurement period, unless the Holder is prohibited from converting the Series A Convertible Preferred Stock pursuant to certain limitations set forth in the Certificate of Designations, the Company shall have the right to deliver a notice to the Series A Holder (a Series A Automatic Conversion Notice), to convert any portion of the shares of Series A Convertible Preferred Stock then held by the holder into shares of common stock at the then-effective Conversion Price.

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

Redemption - At anytime on or after June 16, 2014, upon written request by the majority of the Holders, the Company shall redeem all or any portion of the then outstanding Series A and Series B Convertible Preferred Stock, for an amount in cash equal to the sum of (i) 100% of the aggregate Stated Value then outstanding, (ii) accrued but unpaid dividends (to the extent not already included in Stated Value) and (iii) all liquidated damages and other amounts due in respect of the Series A and Series B Convertible Preferred Stock. Upon redemption, approximately $13.1 million plus accrued dividends, if any, will be redeemable. The Series A and Series B Convertible Preferred Stock were initially recorded at fair value and have not been adjusted to their maximum redemption amount.  If the Merger is completed, the Preferred Stock will be exchanged for cash as provided in the Merger Agreement.

Subsequent Equity Sales - If the Company, at any time while the Series A and the Series B Convertible Preferred Stock are outstanding, shall sell or grant any option to purchase or otherwise dispose of or issue any common stock or common stock equivalents entitling any person to acquire shares of common stock, at an effective price per share less than the then effective Conversion Price, then, the Conversion Price shall be adjusted on a broad weighted average basis, as defined in the Redpoint Financings agreement.

Participation Rights - At any time while Series A and or Series B Convertible Preferred Stock are outstanding (or the common stock issuable or issued upon conversion thereof) and the Holders or their affiliates collectively hold a majority of the outstanding Series A and or Series B Convertible Preferred Stock (or the common stock issuable or issued upon conversion thereof) purchased by the Holders, each Holder shall have a right to participate pro rata with respect to the issuance or possible issuance by the Company of any future equity or equity-linked securities or debt which is convertible into or exercisable or exchangeable for equity or in which there is an equity component on the same terms and conditions as offered by the Company to the other purchasers of such securities.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13 – Stockholders’ Equity

Common Stock

During 2009, the Company issued a total of 80,791 shares of common stock due to the exercise of stock options, for a total consideration of $247 thousand.

During 2010, the Company issued a total of 54,451 shares of common stock due to the exercise stock options, for a total consideration of $253 thousand.

Stock Warrants

As of December 31, 2009, there were 1,155,591 outstanding non-Redpoint stock warrants with a weighted average exercise price of $16.17. In February, 2010, 1,029,488 warrants with an exercise price of $17.27 per warrant expired.

As of December 31, 2010, there were 126,103 outstanding stock warrants with an exercise price of $7.20. These stock warrants were exercised on January 27, 2011, for a total consideration of $908 thousand.

Redpoint Warrants

In connection with the Redpoint Financings (see Note 10), the Company issued to Redpoint Series A Warrants, exercisable for 666,667 shares of common stock at an exercise price of $4.95 per share, and Series B Warrants, exercisable for 636,364 shares of common stock at an exercise price of $6.05 per share. The Series A and the Series B Warrants are exercisable immediately and, if not exercised, they will expire on June 16, 2014 and June 10, 2015, respectively.  If the Merger is completed, the Series A Warrants and the Series B Warrants will be exchanged for cash as provided in the Merger Agreement.

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

The 2005 Plan was approved by the Company’s stockholders in July 2005, following the earlier adoption by the Company’s board of directors. The terms of the 2005 Plan provide for grants of stock options, stock appreciation rights or SARs, restricted stock, deferred stock, other stock-related awards and performance awards that may be settled in cash, stock or other property, to officers, directors, employees, consultants and other persons who provide services to the Company. The total number of Company shares of common stock allowed for under the 2005 Plan was set at 850,000, upon its adoption, and was increased by 250,000 on each of the dates June 21, 2006, September 9, 2008 and September 9, 2009, and by additional 150,000 on September 15, 2010, following the approval of the Company’s stockholders.

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

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13 – Stockholders’ Equity (cont’d)

Stock Options

During 2010, the Company granted a total of 338,417 stock options under its 2005 and 2004 Plans.

The following table summarizes the Company’s stock option activity during 2010:

	Number of stock options	Weighted average exercise price

Balance as of December 31, 2009	2,316,088	$8.80

Granted	338,417	$3.57
Exercised	(54,451)	$4.65
Expired	(12,036)	$9.69
Forfeited	(37,798)	$9.44

Outstanding as of December 31, 2010	2,550,220	$8.57

The weighted average grant date fair value of options granted during 2009 and 2010 was $4.42 and $3.57, respectively. The aggregate intrinsic value of options exercised during 2009 and 2010, was approximately $362 thousand, and $84 thousand, respectively, at the date of exercise.

As of December 31, 2009, 379,255 options were available for grant under the 2005 and 2004 Plans. As of December 31, 2010, 228,636 options were available for grant under the 2005 and 2004 Plans. All Prior Option Plans are closed for future grants.

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options outstanding			Options exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price	Number outstanding	Weighted average remaining contractual life (years)	Weighted average exercise price

$2.76 – $5.00	266,363	3.43	$3.31	180,480	3.38	$2.66
$5.06 – $9.65	1,385,047	4.21	$6.55	731,617	3.44	$6.18
$10.54 – $14.49	770,110	1.63	$12.77	751,270	1.61	$12.79
$15.35 – $16.93	128,700	4.48	$15.97	128,700	4.48	$15.97

	2,550,220	3.36	$8.57	1,792,067	2.74	$9.30

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 13 – Stockholders’ Equity (cont’d)

Stock Options (cont’d)

The aggregate intrinsic value of stock options outstanding as of December 31, 2010, was $3.07 million of which $2.08 million relates to vested awards. Intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the quoted price of the Company’s common stock as of the reporting date.

The total fair value of stock options that vested during 2009 and 2010 amounts to $1.55 million and $1.19 million, respectively, and was recorded as stock-based compensation expense.

As of December 31, 2010, there was $2.70 million of unrecognized compensation cost, net of estimated forfeitures of $5 thousand, related to unvested stock options granted under the Company’s 2005 and 2004 stock option plans. If the Merger does not transpire, that cost is expected to be recognized as follows (in thousands):

Year ending December 31	$

2011	1,050
2012	865
2013	569
2014	217

2,701

If the Merger is completed (see note 1), stock options that are vested, or become vested as a result of the Merger, will be exchanged for cash equal to the excess of $10.50, if any, over the aggregate exercise price of such vested stock options, multiplied by the number of shares underlying such stock options.  Stock options that are unvested at the time of the Merger will continue to vest provided the holder is employed by the surviving corporation in the Merger on the vesting date.  On each date on which a portion of such unvested stock options would vest, the holder will receive an amount in cash equal to the excess of $10.50, if any, over the aggregate exercise price of such vested stock options, multiplied by the number of shares underlying such stock options.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14 - Income Taxes

The components of income before income taxes were (in thousands):

	Years ended December 31
	2009	2010
	$	$

U.S.	1,383	5,235
Non-U.S.	542	410

	1,925	5,645

Income tax expense (benefit) attributable to income from continuing operations consists of the following (in thousands):

	Current	Deferred	Total
	$	$	$
Year ended December 31, 2009:
U.S.	177	12	189
Non-U.S.	19	(43)	(24)

	196	(31)	165

Year ended December 31, 2010:
U.S.	148	(1,744)	(1,596)
Non-U.S.	155	(2)	153

	303	(1,746)	(1,443)

As of December 31, 2010, income tax refunds receivable from U.S. federal, foreign, state and local jurisdictions amounted to approximately $223 thousand.  As of that same date, income taxes payable to such jurisdictions amounted to approximately $6 thousand.

The income tax expense (benefit) for the years ended December 31, 2009 and 2010, differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following (in thousands):
	Years ended December 31
	2009	2010
	$	$

Computed “expected” tax benefit	654	1,919
Effect of State and Local taxes	161	147
Income tax rate adjustment for State & Local taxes	62	(6)
Foreign tax rate differential	(38)	(37)
Tax benefit of “Approved Enterprise”/“Beneficiary Enterprise” tax holiday	(170)	(82)
Change in valuation allowance	(3,380)	(3,345)
Tax exempt other income	-	(595)
Uncertain tax positions	-	132
Non-deductible expenses	1,509	422
Adjustment to prior year’s NOLs and other items	1,367	2

Actual income tax expense (benefit)	165	(1,443)

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14 - Income Taxes (cont’d)

The types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below (in thousands):

	Years ended December 31
	2009	2010
	$	$
Deferred tax assets:
Miscellaneous accrued expenses	170	190
Intangible assets	188	194
Property and equipment	54	74
Deferred stock compensation	358	399
Foreign capital loss carryforwards	197	198
Other	4	2
Net operating loss	19,517	17,840

Total gross deferred tax assets	20,488	18,897

Less: Valuation allowance	(20,440)	(17,095)

Net deferred tax assets	48	1,802

Deferred tax liability:
Goodwill	(38)	(44)

Net deferred tax asset (liability)	10	1,758

The net change in the total valuation allowance for the years ended December 31, 2009 and 2010 was a decrease of $3,374 thousand and $3,345 thousand, respectively.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence. Evidence includes consideration of cumulative income or losses in recent years, management’s ability to forecast future income, the probability that taxable income will be generated in future periods, and general business and economic trends.

At December 31, 2009, the Company’s deferred tax assets were almost entirely offset by a valuation allowance. While the Company had taxable income in 2009, it experienced a cumulative loss over the years and its revenue model continued to be subject to fluctuations and volatility that impacted its ability to accurately forecast future expected profitability.  The Company viewed these factors as significant pieces of negative evidence that made it difficult to support a conclusion that expected taxable income from future operations justifies recognition of deferred tax assets. At December 31, 2010, the Company examined all available evidence, both positive and negative, and determined that it is more likely than not that a portion of the deferred tax asset relating to the reversal of certain federal and state and local NOL’s will be realized. The Company, therefore, released its valuation allowance to the extent it expected to utilize NOLs in 2011. However, due to continued volatility and significant uncertainties with respect to the Company’s revenue model, the Company is unable to reliably forecast future pre-tax income beyond 2011 which would be necessary to utilize all of the deferred tax assets resulting from the accumulated net operating losses and therefore it is difficult to support a conclusion that expected taxable income from future operations beyond 2011 justifies recognition of deferred tax assets for such periods. Increases in estimated future taxable income may require to release all or a portion of the valuation allowance against the deferred tax assets and result in a deferred tax benefit for the period and could have a significant impact on the Company’s future earnings. A valuation allowance has not been established for the deferred tax assets of the Subsidiary of approximately $51 thousand because the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize those deferred tax assets.

Subsequently recognized tax benefits related to the valuation allowance for deferred tax assets as of December 31, 2010 will be allocated as follows (in thousands):

$

Income tax benefits that would be reported in the consolidated statement of earnings	(16,995)
Non-current intangible assets	-
Additional Paid in Capital	(100)

(17,095)

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14 - Income Taxes (cont’d)

The Company has net operating loss (“NOL”) carryforwards for federal income tax purposes of approximately $48 million at December 31, 2010. The federal NOLs will expire if not utilized on various dates from 2021 through 2030. Section 382 of the Internal Revenue Code of 1986 (“Section 382”) generally imposes an annual limitation on the amount of NOL carryforwards that may be used to offset taxable income where a corporation has undergone significant changes in its stock ownership. The Company estimates two ownership changes, as defined under Section 382, have occurred, that would trigger this limitation. Based on current analyses, the Company may currently use approximately $33 million of its accumulated NOLs. The remaining approximate $15 million NOL is available to offset taxable income in an amount of approximately $1.4 million per year. Any unused portion of the $1.4 million annual limitation applicable to the Company's restricted NOL is available for use in future years until such NOL is scheduled to expire. As mentioned in note 1, the Company entered into a Merger Agreement with  AFCV.  An additional ownership change, if approved by Answers.com stockholders as detailed in note 1, will take place on the effective date of the Merger Agreement; the effects of the new ownership change on the Company’s NOL limitations has not been determined. The Subsidiary has capital loss carryforwards of approximately $795 thousand, which can be applied to future capital gains for an unlimited period of time under current tax rules.

During the year 2000, the Subsidiary was granted "Approved Enterprise" status under the Israeli Law for the Encouragement of Capital Investments - 1959 (the “Investment Law”) under the "alternative benefits" path. As an "Approved Enterprise" the Subsidiary is entitled to receive future tax benefits, which are limited to a period of ten years from the first year that taxable income is generated from the approved assets. In addition, the benefits must be utilized within: the earlier of 12 years of the year of implementation (as defined) of the investment program or 14 years of the year that approval is granted. The Subsidiary began claiming benefits in the 2000 tax year. The effect of the tax holiday on the basic and diluted net income (loss) per common share is $0.04 and $0.01, for the years ended December 31, 2009 and 2010, respectively.

Under its "Approved Enterprise" status, income arising from the Subsidiary's approved activities is subject to zero tax under the "alternative benefits” path for a period of ten years. In the event of distributions by the Subsidiary to Answers.com, the Subsidiary would have to pay a 10% corporate tax on the amount distributed, and the recipient would have to pay a 15% tax (to be withheld at source) on the amounts of such distribution received. Should the Subsidiary derive income from sources other than the Approved Enterprise during the relevant period of benefits, such income would be taxable in Israel at the tax rate in effect at that time (25% being the rate in effect during 2010).

As of December 31, 2010, the Company has not provided for deferred income taxes on the undistributed earnings of approximately $3.7 million of its Subsidiary since these earnings are intended to be reinvested indefinitely. A deferred tax liability will be recognized when the Company no longer demonstrates that it plans to permanently reinvest the undistributed earnings.

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

Note 14 - Income Taxes (cont’d)

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

On December 29, 2010 the Israeli parliament approved the Economic Policy Law for 2011-2012, which includes an amendment to the Investment Law (hereinafter – “the Recent Amendment to the Law”). The Recent Amendment to the Law is effective from January 1, 2011 and its provisions will apply to preferred income derived or accrued in 2011 and thereafter by a preferred company, per the definition of these terms in the Recent Amendment to the Law. Companies can choose to not be included in the scope of the Recent Amendment to the Law and to stay in the scope of the law before its amendment until the end of the benefits period. The 2012 tax year is the last year companies can choose as the Year of Election under Amendment No. 60, providing that the minimum qualifying investment, as defined under such amendment, began in 2010.

The Recent Amendment to the Law eliminates the existing tax benefit tracks and introduces two new tax tracks in their place, a preferred enterprise and a special preferred enterprise, which mainly provide a uniform and reduced tax rate for all the company’s income entitled to benefits, such as: for a preferred enterprise – in the 2011-2012 tax years – a tax rate of 10% for Development Area A and of 15% for the rest of the country, in the 2013-2014 tax years – a tax rate of 7% for Development Area A and of 12.5% for the rest of the country, and as from the 2015 tax year – 6% for Development Area A and 12% for the rest of the country. Furthermore, an enterprise that meets the definition of a special preferred enterprise is entitled to benefits for a period of 10 consecutive years and a reduced tax rate of 5% if it is located in Development Area A or of 8% if it is located in a different area.

The Recent Amendment to the Law also provides that no tax will apply to a dividend distributed out of preferred income to a stockholder that is a company, for both the distributing company and the stockholder. A tax rate of 15% shall continue to apply to a dividend distributed out of preferred income to an individual stockholder or foreign resident, subject to double taxation prevention treaties, which means that there is no change from the existing law. Furthermore, the Recent Amendment to the Law provides relief (“the relief”) with respect to tax paid on a dividend received by an Israeli company from profits of an approved/alternative/beneficiary enterprise that accrued in the benefits period according to the version of the law before its amendment, if the company distributing the dividend notifies the tax authorities by June 30, 2015 that it is applying the provisions of the Recent Amendment to the Law and the dividend is distributed after the date of the notice. The Subsidiary is currently evaluating the impact of the Recent Amendment to the Law on its existing approved plans.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 14 - Income Taxes (cont’d)

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

The Company did not record any unrecognized tax benefits in 2009 and recorded $132 thousand in 2010.  This amount may change significantly within the next twelve months as a result of tax audit settlements.  The Company has not received enough information from the taxing authorities to estimate a range of such a change, if any, and, therefore, is not able to estimate a range of such change. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

$

Balance at December 31, 2009	-

Additions based upon tax positions related to the current year	7
Additions for tax positions of prior years	125

Balance at December 31, 2010	132

Of the total unrecognized tax benefits at December 31, 2010, approximately $132 thousand, if recognized, would have impacted the effective tax rate in 2010.

Answers.com and its Subsidiary, collectively, file income tax returns in the U.S. federal jurisdiction, various state & local and foreign jurisdictions. Answers.com is no longer subject to U.S. federal and state & local income tax examinations by tax authorities for years prior to 2006. The Subsidiary is no longer subject to foreign income tax examinations by tax authorities for years prior to 2007 but is currently undergoing an audit by the Israeli tax authorities for the tax years 2007 and 2008.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 15 - Net Income (Loss) per Common Share

The table below presents the computation of basic and diluted net income (loss) per common share:

	Year ended December 31
	2009	2010
	(in thousands, except share and per share data)
Basic net income (loss) per common share computation

Numerator:
Net income	$1,760	$7,088
Series A and Series B Convertible Preferred Stock dividends	(602)	(786)
Amortization of Series A and Series B Convertible Preferred Stock discounts	(1,740)	(2,343)
Income attributable to Series A and Series B Convertible Preferred Stock	-	(981)
Net income (loss) attributable to common shares - basic	$(582)	$2,978

Denominator:
Weighted average number of common shares outstanding during the period	7,909,353	7,971,445

Basic net income (loss) per common share	$(0.07)	$0.37

Diluted net income (loss) per common share computation

Numerator:
Net income	$1,760	$7,088
Series A and Series B Convertible Preferred Stock dividends	(602)	(786)
Amortization of Series A and Series B Convertible Preferred Stock discounts	(1,740)	(2,343)
Gain resulting from fair value adjustment of Series A and Series B Warrants	-	(1,750)
Income attributable to Series A and Series B Convertible Preferred Stock	-	(519)
Net income (loss) attributable to common shares - diluted	$(582)	$1,690

Denominator:
Weighted average number of common shares outstanding during the period	7,909,353	7,971,445
Dilutive shares related to Series A and Series B Warrants	-	331,197
Dilutive shares related to options and non-Redpoint warrants	-	256,711
Diluted common shares outstanding	7,909,353	8,559,353

Diluted net income (loss) per common share	$(0.07)	$0.20

Common stock equivalents excluded because their effect would have been anti-dilutive	2,912,635	2,629,513

The diluted net loss per share for the year ended December 31, 2009 is the same as basic net loss per share, as the inclusion of the Company’s common stock equivalents would be anti-dilutive.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 16 - Commitments and Contingencies

(a)      Answers.com rents its offices under operating lease agreements through June 30, 2012. The Subsidiary rents its offices under an operating lease agreement through July 31, 2013, with an option to extend the term for additional 3 years.

The minimum lease payments under the aforesaid non-cancelable operating leases, as of December 31, 2010, are as follows (in thousands):

Year ending December 31	$

2011	500
2012	419
2013	196

1,115

Rent expense for the office space operating leases for the years ended December 31, 2009, and 2010 were approximately $399 thousand, and $487 thousand, respectively.

(b)      The Subsidiary leases motor vehicles for certain employees under operating lease agreements. Lease payment commitments under operating leases for motor vehicles, as of December 31, 2010, are as follows (in thousands):

Year ending December 31	$

2011	171
2012	96
2013	19

286

As of December 31, 2010, the payment upon cancellation of these lease agreements amounted to $33 thousand.

Lease expenses for motor vehicle operating leases for the years ended December 31, 2009, and 2010 were approximately $173 thousand, and $192 thousand, respectively.

(c)     Future minimum lease payments under non-cancelable capital leases for computer equipment, as of December 31, 2010, amounted to $23 thousand.

(d)  A bank guarantee given to the Subsidiary’s landlord, is secured by a lien on some of the Subsidiary’s bank deposits. As of December 31, 2010, such deposits amounted to $661 thousand, including a restricted long-term deposit of $140 thousand.

(e)  The Subsidiary’s hedging activity is secured by a lien on one of its bank deposits in an amount of up to $200 thousand.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 16 - Commitments and Contingencies (cont’d)

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

(g) In the ordinary course of business, the Company enters into various arrangements with vendors and other business partners, principally for content, web-hosting, marketing and various consulting arrangements. As of December 31, 2010, the total future commitments under these arrangements amounted to approximately $1.7 million.

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

(j) In connection with the consummation of the Merger, the Company expects to incur, in 2011, up to approximately $5 million related to banking fees, legal costs and other expenses.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 16 - Commitments and Contingencies (cont’d)

(k) Between February 4, 2011 and the date of this filing, eight separate and substantially identical purported stockholder class action complaints were filed in the Supreme Court of New York in New York County, State of New York and the Court of Chancery in the State of Delaware.  The six actions filed in Delaware have been consolidated by the Court.   The complaints name as defendants Answers.com, all the members of the Answers.com board of directors, AFCV, and certain other defendants. The plaintiffs generally allege that, in connection with the approval of the Merger Agreement, the members of Answers.com board of directors breached their fiduciary duties owed to Answers.com stockholders by, among other things, failing to take steps to maximize the Company’s value to its stockholders and because the merger price of $10.50 per share allegedly does not reflect the true value of Answers.com stock. The plaintiffs further allege that AFCV and certain of the other defendants, aided and abetted the members of the Answers.com board of directors in the alleged breaches of their fiduciary duties. The plaintiffs seek among other things an order enjoining the members of the Answers.com board of directors from consummating the transactions contemplated by the Merger Agreement, and, in the case of some of the actions, damages and attorneys’ fees. Answers.com and the other defendant parties intend to defend these lawsuits vigorously and believe them to have no merit, but the Company cannot predict the outcome of these matters. Even if successful in defending the lawsuits, the Company may incur substantial costs and diversion of management time and resources to defend the litigation.

Note 17 – Interest Income (Expense), Net

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

Interest income, net, in 2010 is comprised of interest income earned from cash and cash equivalents in the amount of $76 thousand, reduced by $4 thousand of interest expenses paid in connection with assets acquired under several capital lease agreements.

Note 18 – Other Income (Expense), Net

Other income, net, is comprised of foreign currency exchange gains and losses.

ANSWERS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note 19 – Risks and Uncertainties

(a) Most of the Company's revenue was generated through the efforts of third party suppliers (the “Monetization Partners”). In 2009 and 2010, the Company earned approximately 88% and 77% of its revenue, respectively, through one of its Monetization Partners, Google Inc. (“Google”). The Company’s relationship with Google is governed by its Google Services Agreement, which was renewed in the fourth quarter of 2009 for a two-year period ending January 31, 2012.

(b) Search engines serve as origination Web properties for users in search of information, and the Company’s Websites’ topic pages often appear as one of the top links on the pages returned by search engines in response to users’ search queries. Thus, in addition to the ads the Company receives through Google, its traffic is mostly driven by search engine traffic, predominantly from the Google search engine. In 2009 and 2010, according to the Company’s internal estimates, search engine traffic represented approximately 86% and 91% of traffic, respectively. Search engines, at any time and for any reason, could change their algorithms that direct queries to the Company’s Web properties or could specifically restrict the flow of users visiting the Company’s Web properties. On occasion the Company’s Web properties have experienced decreases in traffic, and consequently in revenue, due to these search engine actions. The Company cannot guarantee that it will successfully react to these actions in the future and recover lost traffic. Accordingly, a change in algorithms that search engines use to identify Web pages towards which traffic will ultimately be directed, or a restriction on the flow of users visiting the Company’s Web properties from search engines, could cause a significant decrease in traffic and revenues.

(c) Close to half of the Company’s operating expenses, excluding non-cash items such as stock-based compensation, are denominated in New Israel Shekels (NIS). The Company expects the amount of such NIS expenses to grow in the foreseeable future. In recent years, the U.S. dollar-NIS exchange rate has been volatile. If the value of the U.S. dollar weakens against the value of NIS, there will be a negative impact on the Company’s operating costs. In addition, to the extent the Company holds monetary assets and liabilities that are denominated in currencies other than the U.S. dollar, the Company will be subject to the risk of exchange rate fluctuations. The Company uses forward contracts, to lessen the effect of currency fluctuations on its results of operations.

(d) The Series A Warrants and Series B Warrants are revalued each reporting date, and any change in their fair value is recorded in the Consolidated Statements of Income. The Company uses the Black-Scholes valuation model to determine the values of the warrants. Inputs used in this model include our stock price and risk-free interest rate. The primary reason for the change in value of the aforesaid warrants in the accompanying financial statements has been the change in the market value of our common stock on the measurement dates. To the extent that the market value of our common stock rises or declines in future periods, the Company may continue to experience significant gains or losses resulting from the fair value adjustments of Series A Warrants and Series B Warrants.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.        Controls and Procedures.

Our management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures and of our internal control over financial reporting, as of December 31, 2010. Based on their evaluation, our principal executive and principal financial officers have concluded that, as of December 31, 2010, our disclosure controls and procedures were effective.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management of Answers Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.   Internal control over financial reporting is a process designed by our principal executive and principal financial officers, under the supervision of our board, and effected by our management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our executive officers and directors as of December 31, 2010:

Name	Age	Position

Executive Officers

Robert S. Rosenschein	57	CEO, President and Chairman of the Board
Steven Steinberg	50	Chief Financial Officer
Jeff Schneiderman	47	Chief Technical Officer
Bruce D. Smith	49	Chief Strategic Officer
Caleb A. Chill	36	Vice President, General Counsel and Corporate Secretary

Directors

Mark A. Tebbe	50	Vice Chairman and Lead Director
Yehuda Sternlicht	56	Director
Mark B. Segall	48	Director
Lawrence S. Kramer	60	Director
W. Allen Beasley	43	Director
R. Thomas Dyal	45	Director

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

Mark B. Segall has served as a director since December 2004 and currently serves as the chairman of our Finance Committee and as a member of our Audit Committee. Mr. Segall has been the Senior Managing Director of Kidron Corporate Advisors, LLC, a New York based mergers and acquisitions corporate advisory boutique serving emerging growth companies primarily in the technology, consumer goods and financial services sectors, which he founded in 2003. He is the founder and CEO of Kidron Capital Advisors LLC, a U.S. registered broker dealer since June 2010.  He is also a founder and managing member of Kidron's private equity fund, Kidron Opportunity Fund I, LLC. From 2001 to 2003, Mr. Segall was the Co-Chief Executive Officer of Investec, Inc., the U.S. investment banking operations of the Investec Group, a South African based specialist bank. He served as head of investment banking and general counsel at Investec Inc. between 1999 and 2001. From 1996 to 1999, he was a partner at the law firm of Kramer, Levin, Naftalis & Frankel LLP, specializing in cross-border mergers and acquisitions and capital markets activities and between 1991 and 1995 he was an associate at the same firm. Mr. Segall currently serves as a director of Integrated Asset Management plc, an alternative asset management company, and Ronson Europe N.V., a Polish residential real estate development company. Mr. Segall was recently appointed to the board or Temco Services, Inc., a facilities management business. Mr. Segall served as director of the Spectrum Group (formerly Escala) from 1999 to 2007 and of Cogo (formerly the Comtech Group) from 2000 to 2006.  Mr. Segall graduated with an A.B. from Columbia University and a J.D. from New York University Law School. Mr. Segall brings significant business finance experience as well as his extensive management expertise to the Company from his background as a chief executive officer in the corporate advisory and investment banking industries, board member of several corporations and counsel to numerous technology company clients.

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

W. Allen Beasley has served as a director since June 2008, as a designee of the holders of the Company's Series A Convertible Preferred Stock and currently serves as a member of our Compensation Committee and our Financing Committee. Since October 1999, Mr. Beasley has been a partner with Redpoint Ventures. From June 1998 to September 1999, Mr. Beasley was an associate with Institutional Venture Partners (IVP). Before joining IVP, Allen worked in marketing and product management for Ipsilon Networks, a developer of IP switching technology founded in 1994 and acquired by Nokia in 1997. Mr. Beasley focuses on infrastructure and media investments and currently serves on the Boards of Directors of Buzz Media, Inc. and Obopay, Inc. Mr. Beasley holds a B.A. in Economics from Stanford University and an M.B.A. from the Stanford Graduate School of Business. Because of his strong background of investment activity in growth-stage companies and his focus on opportunities in the Internet sector, we believe that Mr. Beasley provides a unique perspective and useful insight to our board as we strive to deliver on our growth strategy and strategic initiatives.

R. Thomas Dyal has served as a director since June 2009, as a designee of the holders of the Company's Series B Convertible Preferred Stock, and currently serves as a member of our Nominating/Corporate Governance Committee. Since October 1999, Mr. Dyal has been a partner with Redpoint Ventures. From June 1997 to September 1999, Mr. Dyal was a partner and associate with Institutional Venture Partners (IVP). Before joining IVP, Mr. Dyal spent ten years in operating roles in the communications and networking industry, most recently at Bay Networks, Inc. At Bay Networks, he ran product management for its network management software business. Mr. Dyal began his career as a systems engineer with AT&T Bell Laboratories. Mr. Dyal focuses on a wide range of technology investment areas, including infrastructure and application software, services and systems targeting the Internet, mobile and enterprise segments. Currently, he is leading the firm's investments in Clearwell Systems, Inc. and NextG Networks, Inc. Mr. Dyal holds a B.S. in Electrical Engineering from the Georgia Institute of Technology and a M.S. in Electrical Engineering from Stanford University. Mr. Dyal’s background, which includes investment activity in companies focused on opportunities in the Internet, software and mobile industries, is complementary to the oversight of our business, and his past operating roles in the communications and networking industry bring additional value to our board.

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

Class	Term	Members
Class I	Expires upon 2011 annual meeting	Mark A. Tebbe and Lawrence S. Kramer
Class II	Expires upon 2012 annual meeting	N/A
Class III	Expires upon 2013 annual meeting	Robert Rosenschein, Yehuda Sternlicht and Mark Segall

W. Allen Beasley, the director designee of the holders of a majority of the Company’s outstanding Series A Convertible Preferred Stock, is not a member of a class.  If the Merger is not consummated, Mr. Beasley’s term as a director will expire at the 2011 annual meeting of stockholders, at which time he will be nominated to be reelected as a director provided that the holders of a majority of the Company’s outstanding Series A Convertible Preferred Stock meet certain ownership requirements as set forth in the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Preferred Stock.

R. Thomas Dyal, the director designee of the holders of a majority of outstanding Series B Convertible Preferred Stock, is not a member of a class.  If the Merger is not consummated, Mr. Dyal’s term as a director will expire at the 2011 annual meeting of stockholders, at which time he will be nominated to be reelected as a director provided that the holders of a majority of the Company’s outstanding Series B Convertible Preferred Stock meet certain ownership requirements as set forth in the Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Preferred Stock.

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

Audit Committee.  In May 2004, the Company established an Audit Committee of the board of directors. The Audit Committee consists of Mr. Sternlicht, Chairman, Mr. Segall and Mr. Tebbe, each of whom satisfy the current independence standards as promulgated by the SEC and NASDAQ, as such standards apply specifically to members of audit committees. The Audit Committee’s scope of authority, which is specified in our Audit Committee Charter, includes, but is not limited to:

·	Reviewing and discussing with management and the independent accountants our annual and quarterly financial statements and discussing with management any earnings guidance provided to the market;

·	Directly appointing, compensating, retaining, and overseeing the work of the independent auditor;

·	Approving, in advance, the provision by the independent auditor of all audit and permissible non-audit services;

·
Establishing procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, or auditing matters and the confidential, anonymous submissions by the Company’s employees of concerns regarding questionable accounting or auditing matters;

·	Retaining independent legal and other advisors as the Audit Committee deems necessary or appropriate;

·	Determining and receiving from the Company appropriate funding to compensate the independent accountants and any outside advisors engaged by the Audit Committee; and

·	Reviewing reports and disclosure of insider and affiliated party transactions.

The NASDAQ listing standards require the Audit Committee to be composed of members who are “financially literate.” The NASDAQ listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.  In addition, NASDAQ requires that the committee have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience that results in the individual’s financial sophistication. The board of directors has determined that all members of the Audit Committee are financially literate, as defined, and that Mr. Sternlicht satisfies NASDAQ’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

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

Nominations/Corporate Governance Committee.  In May 2004, the Company established a Nominating/Corporate Governance Committee (“Nominating Committee”) of the board of directors. The Nominating Committee consists of Mr. Kramer, Chairman, Mr. Tebbe and Mr. Dyal. The board of directors has determined that each of the Nominating Committee members is an independent director under the current definition promulgated by NASDAQ. The purpose of the Nominating Committee is to select, or recommend for the entire board’s selection, the individuals to stand for election as directors at the annual meeting of stockholders and to oversee the selection and composition of committees of the board. The committee’s duties, which are specified in the Nominating Committee Charter, include, but are not limited to:

·	Establishing criteria for the selection of new directors;

·	Recommending directors to serve on the committees of the board;

·	Considering the adequacy of the Company’s corporate governance and proposing amendments accordingly;

·	Overseeing and approving management continuity planning process; and

·	Reporting regularly to the board matters relating to the committee’s duties.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on a review of the copies of such forms received, we believe that during 2010, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Item 11.    Executive Compensation

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in either an amendment to this Annual Report on Form 10-K or the 2011 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in either an amendment to this Annual Report on Form 10-K or the 2011 Proxy Statement and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions and Director Independence

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Director Independence” in either an amendment to this Annual Report on Form 10-K or the 2011 Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in either an amendment to this Annual Report on Form 10-K or the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

1.	Financial Statements.

See Index to Financial Statements on page 37.

2.	Financial Statement Schedule.

None.

3.	Exhibits.

See exhibits Index immediately below.
Exhibit No.	Description
2.1
Agreement and Plan of Merger dated February 2, 2011, with AFCV Holdings, LLC, (“AFCV”) and A-Team Acquisition Sub, Inc. (Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed February 7, 2011, and incorporated herein by reference)

3.1
Amended and Restated Certificate of Incorporation, as amended (Previously filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-32255) filed March 9, 2009, and incorporated herein by reference)

3.2
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock of the Registrant  (Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

3.3
Certificate of Designations, Number, Voting Powers, Preferences and Rights of Series B Convertible Preferred Stock of the Registrant  (Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 15, 2009, and incorporated herein by reference)

3.4	Amended and Restated By-laws of Registrant (Previously filed as Exhibit 3.2 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)
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

10.2«	2003 Stock Plan (Previously filed as Exhibit 10.1 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)
10.3«
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
10.5«
Forms of Stock Option Agreement under the 2004 Stock Plan covering (i) employees of Registrant, and (ii) officers of Registrant (Previously filed as Exhibits 4.2A and 4.2B, respectively, to the Registration Statement on Form S-8 (File No. 333-123185) filed March 8, 2005, and incorporated herein by reference)

10.6«	2005 Incentive Compensation Plan (Previously filed as Annex B to the Registrant’s Definitive Proxy Statement filed May 31, 2005, and incorporated herein by reference)
10.7«
Amendment to 2005 Incentive Compensation Plan approved by the Registrant’s stockholders on June 21, 2006  (Previously filed within the Registrant’s Definitive Proxy Statement filed May 1, 2006, and incorporated herein by reference)

10.8«
Amendment to 2005 Incentive Compensation Plan approved by the Registrant’s stockholders on September 9, 2008  (Previously filed within the Registrant’s Definitive Proxy Statement filed July 28, 2008, and incorporated herein by reference)

10.9
Amendment to 2005 Incentive Compensation Plan approved by the Registrant’s stockholders on September 9, 2009 (Previously filed within the Registrant’s Definitive Proxy Statement filed July 22, 2009, and incorporated herein by reference)

10.10«
Amendment to 2005 Incentive Compensation Plan approved by the Registrant’s stockholders on September 15, 2010 (Previously filed within the Registrant’s Definitive Proxy Statement filed July 27, 2010, and incorporated herein by reference)

10.11«
Forms of Stock Option Agreement under the 2005 Incentive Compensation Plan covering (i) Israel-based employees, and (ii) U.S.-based employees (Previously filed as Exhibits 10.5A and 10.5B, respectively, to the Registrant's Annual Report on Form 10-KSB (File No. 001-32255) filed March 20, 2006, and incorporated herein by reference)

10.12«	Robert S. Rosenschein Employment Agreement (Previously filed as Exhibit 10.6 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)
10.13«
Amendment to Robert S. Rosenschein's Amended and Restated Employment Agreement, dated as of November 27, 2006 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed November 29, 2006, and incorporated herein by reference)

10.14«
Amendment to Robert S. Rosenschein's Amended and Restated Employment Agreement, dated as of November 6, 2007 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.15«
Amendment to Robert S. Rosenschein's Amended and Restated Employment Agreement, dated as of July 30, 2008 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed August 4, 2008, and incorporated herein by reference)

10.16«	Steven Steinberg Employment Agreement (Previously filed as Exhibit 10.7 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated here by reference)
10.17«
Amendment to Steve Steinberg's Employment Agreement, dated as of November 6, 2007 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.18«	Jeff Schneiderman Employment Agreement (Previously filed as Exhibit 10.8 to the Registration Statement on Form SB-2 (File No. 333-115424) filed May 12, 2004, and incorporated herein by reference)
10.19«
Amendment to Jeff Schneiderman's Employment Agreement, dated as of November 6, 2007 (Previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.20«	Bruce D. Smith Employment Agreement (Previously filed as Exhibit 10.10 to the annual report on Form 10-KSB (File No. 001-32255) filed March 20, 2006, and incorporated herein by reference)
10.21«
Amendment to Bruce Smith's Employment Agreement, dated as of November 6, 2007 (Previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.22+
Google Services Agreement (“GSA”), GSA Order Form and GSA Order Form Terms and Conditions, all dated January 28, 2005 (Previously filed as Exhibit 10.19 to the Registrant's Annual Report on Amendment No. 3 to Form 10-KSB (File No. 001-32255) filed June 7, 2006, and incorporated herein by reference)

10.23+
Amendment No. 1 to Google Order Form and GSA, dated December 20, 2005 (Previously filed as Exhibit 10.20 to the Registrant's Annual Report on Amendment No. 2 to Form 10-KSB (File No. 001-32255) filed May 19, 2006, and incorporated herein by reference)

10.24+
Amendment No. 2 to Google Order Form, dated January 31, 2006 (Previously filed as Exhibit 10.21 to the Registrant's Annual Report on Amendment No. 2 to Form 10-KSB (File No. 001-32255) filed May 19, 2006, and incorporated herein by reference)

10.25+
Amendment No. 5 to Google Order Form, dated September 21, 2007 (Previously filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2007, and incorporated herein by reference)

10.26+
Amendment No. 7 to Google Order Form and Google Services Agreement, dated October 13, 2009 (Previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q (File No. 001-32255) filed November 9, 2009, and incorporated herein by reference)

10.27+
API Agreement with Shopping.com, Inc. dated May 2, 2005 (Previously filed as Exhibit10.22 to the Registrant's Annual Report on Form 10-KSB (File No. 001-32255) filed March 20, 2006, and incorporated herein by reference)

10.28
Lease Agreement with 35th Street Associates to lease office space in the building known as 237 West 35th Street in New York, NY, dated April 29, 2005 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed May 4, 2005, and incorporated herein by reference)

10.29*	Extension and Modification of Lease Agreement with 35th Street Associates to lease office space in the building known as 237 West 35th Street in New York, NY, dated April 30, 2010
10.30
Supplemental agreement to operating lease agreement between GuruNet Israel Ltd., Answers Corporation’s wholly-owned subsidiary (“Subsidiary”) and Jerusalem Technology Park Ltd. (“JTP”) dated July 26, 2005 in connection with Subsidiary’s relocation to new office space (a summary of the principal terms of this lease was previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-32255) filed July 28, 2005, and incorporated herein by reference)

10.31*
Supplemental agreement to operating lease agreement between Subsidiary and JTP dated July 25, 2010 in connection with Subsidiary’s renewal of its Jerusalem office space lease (a summary of the principal terms is filed with this annual report)

10.32
Securities Purchase Agreement dated June 16, 2008 between Answers Corporation and Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

10.33
Form of Common Stock Purchase Warrant granted to Redpoint Omega, L.P. and Redpoint Omega Associates, LLC on June 16, 2008 (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

10.34
Warrant Agreement dated as of June 16, 2008 between Answers Corporation and Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

10.35
Registration Rights Agreement dated as of June 16, 2008 between Answers Corporation and Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed June 17, 2008, and incorporated herein by reference)

10.36+	Master Services Agreement and Statement of Work with C7 Data Centers, Inc. dated March 31, 2009
10.37+	Network Access and Data Center Services Agreement, Service Order, Network SLA and Facility Availability SLA with Net Access Corporation, Inc. dated April 9, 2008
10.38
Voting Agreement dated February 2, 2011, with AFCV and Robert Rosenschein (Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed February 7, 2011, and incorporated herein by reference)

10.39
Voting Agreement dated February 2, 2011, with AFCV, Redpoint Omega, L.P. and Redpoint Omega Associates, LLC (Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-32255) filed February 7, 2011, and incorporated herein by reference)

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

Date: March 17, 2011

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

Signature	Capacity	Date

/s/ Robert S. Rosenschein	Chairman of the Board and Chief Executive Officer	March 17, 2011
Robert S. Rosenschein	(Principal Executive Officer)

/s/ Steven Steinberg	Chief Financial Officer	March 17, 2011
Steven Steinberg	(Principal Financial Officer and Principal Accounting Officer)

/s/ Mark A. Tebbe	Director	March 17, 2011
Mark A. Tebbe

/s/ Yehuda Sternlicht	Director	March 17, 2011
Yehuda Sternlicht

/s/ Mark B. Segall	Director	March 17, 2011
Mark B. Segall

/s/ Lawrence S. Kramer	Director	March 17, 2011
Lawrence S. Kramer

/s/ W. Allen Beasley	Director	March 17, 2011
W. Allen Beasley

/s/ R. Thomas Dyal	Director	March 17, 2011
R. Thomas Dyal